Form 10-Q
period 2002-03-31
FLORIDA COMMUNITY BANKS INC
filed 2002-05-10
CIK 1170902

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    Form 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

[   ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____


                       Commission File Number: 000-1170902




                          FLORIDA COMMUNITY BANKS, INC.
             (Exact name of registrant as specified in its charter)





           Florida                                         35-2164765
           -------                                         ----------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
 Incorporation or Organization)


 1400 North 15th Street, Immokalee, Florida                      34142-2202
 ------------------------------------------                      ----------
   (Address of Principal Executive Office)                  (Including Zip Code)


                                 (239) 657-3171
                (Issuer's Telephone Number, Including Area Code)



                                    No Change
(Former name,former address and former fiscal year,if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.10 par                 Outstanding at April 15, 2002: 2,602,764

                                INTRODUCTORY NOTE

Florida Community Banks, Inc. ("FCBI") was incorporated on February 20, 2002. FCBI had no assets, liabilities, revenues or operations until April 15, 2002, when FCBI acquired 100% of the outstanding shares of Florida Community Bank ("Bank") common stock pursuant to a Plan of Reorganization and Share Exchange. Since April 15, 2002, FCBI's sole activity has been acting as a one-bank holding company for Florida Community Bank and the Bank has continued to conduct its activities in substantially the same manner as it had before the acquisition. This Form 10-Q includes only information pertaining to Florida Community Bank, but is being filed with the Securities and Exchange Commission to fulfill FCBI's obligations under SEC Regulation 240.15d-13 and to provide relevant disclosure to FCBI's shareholders and the public.

                                    Form 10-Q

                          FLORIDA COMMUNITY BANKS, INC.

                                 March 31, 2002



                                TABLE OF CONTENTS

                                                                                                           Page No.
Part 1 - Financial Information

  Item 1 - Consolidated Financial Statements (Unaudited)

           Consolidated Statements of Financial Condition as of March 31, 2002
              and December 31, 2001.......................................................................     4

           Consolidated Statements of Income For The Three Months Ended
              March 31, 2002 and 2001.....................................................................     5

           Consolidated Statement of Shareholders' Equity For The Three Months
              Ended March 31, 2002........................................................................     6

           Consolidated Statements of Cash Flows For The Three Months
              Ended March 31, 2002 and 2001...............................................................     7

           Notes to Consolidated Financial Statements.....................................................     8

  Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................................................    10

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk.....................................    16

Part 2 - Other Information

  Item 6 - Exhibits and Reports on Form 8-K...............................................................    18

Signatures

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                          FLORIDA COMMUNITY BANKS, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                March 31, 2002 (Unaudited) and December 31, 2001

                                                                                             Bank Only
                                                                                -----------------------------------
                                                                                    March 31,
                                                                                      2002           December 31,
                                                                                   (Unaudited)           2001
                                                                                ----------------  -----------------
Assets
Cash and due from banks......................................................   $     30,872,367  $      15,193,797
Interest-bearing deposits with banks.........................................          1,134,615          7,845,331
                                                                                ----------------  -----------------
       Cash and Cash Equivalents.............................................         32,006,982         23,039,128

Interest-bearing time deposits with banks....................................          2,526,086          2,500,000
Securities available for sale................................................          1,933,058          1,960,475
Securities held-to-maturity, fair value of $39,420,282 and $33,290,686.......         39,536,755         33,041,035

Loans, net of unearned income................................................        342,823,074        318,665,591
Allowance for loan losses....................................................         (4,140,567)        (3,802,836)
                                                                                ----------------  -----------------
       Net Loans.............................................................        338,682,507        314,862,755

Premises and equipment, net..................................................          8,327,275          7,938,850
Accrued interest.............................................................          2,641,168          2,688,165
Foreclosed real estate.......................................................             49,788             49,788
Deferred taxes, net..........................................................          1,111,359          1,111,359
Other assets.................................................................          1,034,155            869,117
                                                                                ----------------  -----------------

       Total Assets..........................................................   $    427,849,133  $     388,060,672
                                                                                ================  =================

Liabilities and Shareholders' Equity

Liabilities

Deposits
   Non-interest-bearing......................................................   $     54,983,807  $      60,160,766
   Interest-bearing..........................................................        301,468,795        257,700,574
                                                                                ----------------  -----------------
       Total Deposits........................................................        356,452,602        317,861,340

Short-term borrowings........................................................                 --          1,086,000
Long-term Federal Home Loan Bank advances....................................         32,500,000         32,500,000
Subordinated capital note....................................................          5,000,000          5,000,000
Other long-term debt.........................................................             80,377             79,761
Deferred compensation........................................................            459,733            473,267
Accrued interest.............................................................          1,398,920          1,688,813
Other liabilities............................................................          1,327,264            232,836
                                                                                ----------------  -----------------
       Total Liabilities.....................................................        397,218,896        358,922,017

Shareholders' Equity
Common stock-par value $3.20 per share, 3,000,000 shares,
   authorized 2,602,764 shares issued and outstanding........................          8,328,845          8,328,845
Paid-in capital..............................................................          8,382,443          8,382,443
Retained earnings............................................................         13,918,949         12,427,367
                                                                                ----------------  -----------------
       Total Shareholders' Equity............................................         30,630,237         29,138,655
                                                                                ----------------  -----------------

Total Liabilities and Shareholders' Equity...................................   $    427,849,133  $     388,060,672
                                                                                ================  =================

                 See notes to consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                   Three months Ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                                             Bank Only
                                                                                -----------------------------------
                                                                                           Three Months
                                                                                          Ended March 31,
                                                                                -----------------------------------
                                                                                      2002               2001
                                                                                ----------------  -----------------
Interest Income
   Interest and fees on loans................................................   $      6,453,698  $       6,081,259
   Interest and dividends
     Taxable securities......................................................            523,664            642,183
     Tax-exempt securities...................................................              1,445              8,636
   Interest on federal funds sold and other interest income..................            101,204            188,575
                                                                                ----------------  -----------------
     Total Interest Income...................................................          7,080,011          6,920,653
                                                                                ----------------  -----------------

Interest Expense
   Interest on deposits......................................................          2,424,733          2,932,878
   Interest on borrowed funds................................................            383,530            248,220
                                                                                ----------------  -----------------
     Total Interest Expense..................................................          2,808,263          3,181,098
                                                                                ----------------  -----------------

Net Interest Income..........................................................          4,271,748          3,739,555

Provision for loan losses....................................................            330,000            150,000
                                                                                ----------------  -----------------
     Net Interest Income After Provision for Loan Losses.....................          3,941,748          3,589,555

Noninterest Income
   Customer service fees.....................................................            342,555            260,660
   Insurance commissions.....................................................              7,129             10,855
   Other non-interest income.................................................            185,109            115,675
   Securities gain...........................................................             36,083                 --
                                                                                ----------------  -----------------
       Total Noninterest Income..............................................            570,876            387,190
                                                                                ----------------  -----------------

Noninterest Expenses
   Salaries and employee benefits............................................          1,330,498          1,376,432
   Occupancy and equipment expense...........................................            387,606            291,333
   Other non-interest expenses...............................................            404,655            357,762
                                                                                ----------------  -----------------
       Total Noninterest Expenses............................................          2,122,759          2,025,527
                                                                                ----------------  -----------------

Income before income taxes...................................................          2,389,865          1,951,218
Provision for income tax expense.............................................            898,283            724,052
                                                                                ----------------  -----------------

Net Income...................................................................   $      1,491,582  $       1,227,166
                                                                                ================  =================

Weighted Average Common Shares Outstanding...................................          2,602,764          2,602,764

Basic Earnings Per Common Share..............................................   $          0.57   $           0.47

                See notes to consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        Three months Ended March 31, 2002
                                   Bank Only
                                  (Unaudited)



                                                 Common            Paid-in          Retained
                                                  Stock            Capital          Earnings             Total
                                               ------------     ------------     --------------    ----------------

Balance at December 31, 2001..............     $   8,328,845    $   8,382,443    $   12,427,367    $     29,138,655

Net income - Three months ended
   March 31, 2002.........................                --               --         1,491,582           1,491,582
                                               -------------    -------------    --------------    ----------------

Balance at March 31, 2002.................     $   8,328,845    $   8,382,443    $   13,918,949    $     30,630,237
                                               =============    =============    ==============    ================

                See notes to consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months Ended March 31, 2002 and 2001
                                   (Unaudited)



                                                                                            Bank Only
                                                                                -----------------------------------
                                                                                           Three Months
                                                                                          Ended March 31,
                                                                                -----------------------------------
                                                                                      2002               2001
                                                                                ----------------  -----------------
Operating Activities
   Net Income................................................................   $      1,491,582  $       1,227,166
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Provision for loan losses.............................................            330,000            150,000
       Depreciation, amortization, and accretion, net........................            147,677            128,183
       Decrease in accrued interest receivable...............................             46,997            401,349
       (Decrease) increase in accrued interest payable.......................           (289,893)           179,500
       Other, net............................................................            945,219            115,181
                                                                                ----------------  -----------------
       Net Cash Provided By Operating Activities.............................          2,671,582          2,201,379
                                                                                ----------------  -----------------

Investing Activities
   Net increase in held-to-maturity securities...............................         (6,495,720)          (494,181)
   Net increase in available-for-sale securities.............................            (27,417)                --
   Loans made to customers, net of repayments................................        (24,149,751)       (10,433,293)
   Purchase of fixed assets, net.............................................           (536,102)          (559,276)
   Sale of branch premises...................................................                 --          1,855,000
   Net increase in other real estate owned...................................                 --            (32,856)
                                                                                ----------------  -----------------
       Net Cash Used In Investing Activities.................................        (31,208,990)        (9,664,606)
                                                                                ----------------  -----------------

Financing Activities
   Net decrease in noninterest-bearing deposits..............................         (5,176,959)        (3,859,949)
   Net increase in interest-bearing deposits.................................         43,768,221         18,164,313
   Repayment of short-term borrowings........................................         (1,086,000)        (3,000,000)
                                                                                ----------------  -----------------
       Net Cash Provided By Financing Activities.............................         37,505,262         11,304,364
                                                                                ----------------  -----------------

Net Increase in Cash and Cash Equivalents....................................          8,967,854          3,841,137

Cash and Cash Equivalents at Beginning of Period.............................         23,039,128         16,846,983
                                                                                ----------------  -----------------

Cash and Cash Equivalents at End of Period...................................   $     32,006,982  $      20,688,120
                                                                                ================  =================

                See notes to consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)



Note A - Basis of Presentation

The consolidated financial statements include the accounts of Florida Community Banks, Inc. ("FCBI") and its wholly-owned subsidiary, Florida Community Bank (the "Bank"), collectively the "Company." The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The statement of financial condition at December 31, 2001, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

All financial information contained in this Form 10-Q represents solely the financial information of the subsidiary bank as the actual business combination effecting the acquisition of the Bank by the Company did not occur until April 15, 2002 (see Note F).

For further information, refer to the financial statements and footnotes thereto for Florida Community Bank for the year ended December 31, 2001, included in Form 10-KSB filed in March 2002.


Note B - Income Taxes

The effective tax rates of approximately 37.6% and 37.1% for the three months ended March 31, 2002 and 2001, respectively, are more than the Federal statutory tax rate for corporations principally because of the effect of state income taxes, net of federal tax benefit.


Note C - Securities

The Company applies the accounting and reporting requirements of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). This pronouncement requires that all investments in debt securities be classified as either "held-to-maturity" securities, which are reported at amortized cost; trading securities, which are reported at fair value, with unrealized gains and losses included in earnings; or "available-for-sale" securities, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity (net of deferred tax effect).

At March 31, 2002, the Bank had no net unrealized gains/losses in available-for-sale securities, which are reflected in the presented assets and resulted in no change in shareholders' equity. There were no trading securities.

Note D - Shareholders' Equity

In June 2001, the Bank declared a stock split and issued 1.2 shares for each share outstanding of the Bank's common stock. This effect of this stock split has been retroactively reflected in the Bank's financial statements and included a restatement of the par value from $4.00 to $3.20 per share. All references to weighted average shares outstanding and per share amounts included in the accompanying financial statements and notes reflect all stock dividends and the stock split and their retroactive effects.


Note E - Segment Information

All of the Company's offices offer similar products and services, are located in the same geographic region, and serve the same customer segments of the market. As a result, management considers all units as one operating segment and therefore feels that the basic financial statements and related footnotes provide details related to segment reporting.

Note F - Subsequent Event/Business Combination

On April 11, 2002 a majority of the shareholders of the Bank approved a Plan of Reorganization ("Plan") whereby the Bank would become the subsidiary of Florida Community Banks, Inc., a Florida corporation and a registered bank holding company. Under the Plan, each share of the Bank's common stock was converted into one share of Florida Community Banks, Inc. common stock. Consolidated capital, assets, liabilities and operations after the reorganization, which occurred on April 15, 2002, were substantially the same as reported by the Bank before the reorganization.

The Plan allowed dissenting shareholders to exercise the right to be paid for their shares in cash. There were no dissenting shareholders.

Shareholders also approved a stock option plan covering certain key employees to purchase a total of 46,000 shares of common stock. These options are subject to regulatory approval, and are not expected to have a material impact on the consolidated financial statements if issued.

This Form 10-Q for the quarterly period ended March 31, 2002, is filed under the name of the new parent holding company. However, all information contained herein represents solely the financial information of the subsidiary bank.



             [The remainder of this page intentionally left blank.]

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to assist an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the consolidated financial statements and related notes appearing in Item 1 of the March 31, 2002, Form 10-Q, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing in the Bank's Annual Report on Form 10-KSB for the year ended December 31, 2001.

The financial analysis that follows represents Bank only information as FCBI had no activity prior to April 15, 2002, the actual date of the acquisition of the Bank. See Note F to the consolidated financial statements as of March 31, 2002, included herein.

Forward-Looking Information

Certain statements contained in this Quarterly Report on Form 10-Q, which are not historical facts, are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. In addition, the Company, through its senior management, from time to time makes forward-looking public statements concerning its expected future operations and performance and other developments. All forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "expect," "anticipates," "intend" and "project" and similar words or expression are intended to identify forward-looking statements. In addition to risks and uncertainties that may affect operations, performance, growth projections and the results of the Company's business, which include, but are not limited to, fluctuations in the economy, the relative strength and weakness in the commercial and consumer sector and in the real estate market, the actions taken by the Federal Reserve Board for the purpose of managing the economy, interest rate movements, the impact of competitive products, services and pricing, timely development by the Company of technology enhancements for its products and operating systems, legislation and similar matters, the Company's future operations, performance, growth projections and results will depend on its ability to respond to the challenges associated with a weakening economy- particularly in the high-tech sector, which is prominent in the Company's primary market. Although management of the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Prospective investors are cautioned that any such forward-looking statements are not guaranties of future performance, involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events or circumstances that may affect the accuracy of any forward-looking statement.


FINANCIAL CONDITION

March 31, 2002 compared to December 31, 2001

The Bank continued its operations concentrating in the origination of loans in southwestern Florida. As discussed more fully below, loan growth was funded by an increase in deposits from brokered certificates of deposit and from Internet bulletin board rate postings. No significant changes in operating goals or policies occurred during the first quarter of 2002.

Loans

Loans comprised the largest single category of the Bank's earning assets on March 31, 2002. Loans, net of unearned income and reserve for loan losses, totaled 79.2% of total assets at March 31, 2002 compared to 81.1% of total assets at December 31, 2001. During the quarter, loans increased approximately $24 million with $4.2 million of that increase in commercial and industrial loans and the remainder of the increase in loans secured by real estate. The rapid influx of population to southwest Florida continued to influence the demand for real estate loans, particularly construction and development loans.

Investment Securities and Other Earning Assets

The investment securities portfolio is used to provide a source of liquidity, to serve as collateral for borrowings and to secure certain government deposits. Federal funds sold are the most liquid earning asset and is used to manage the daily cash position of the Bank. Investment securities and other short-term investments increased $6.5 million during the first quarter of 2002 as deposits increased more rapidly than loans.

The Bank increased its liquidity during the first quarter of 2002 in response to anticipated loan closings scheduled for the second quarter of 2002.

Asset Quality

From December 31, 2001 to March 31, 2002, the Bank's asset quality remained high as measured by three key ratios. The ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) increased from 1.61:1 to 1.98:1. The percentage of nonperforming assets to total assets decreased from 0.61% to 0.49%, and the percentage of nonperforming loans to total loans decreased from 0.73% to 0.60%. These ratios were affected by a $271 thousand decrease in nonperforming loans during the first quarter of 2002. All three ratios are favorable as compared to industry averages, and management is aware of no factors that would suggest that the Bank will perform less well than its peer group in future periods.

During the first quarter of 2002, recoveries on loans previously charged-off exceeded the amount of loans charged-off by $8 thousand.

Deposits

Total deposits of $356.5 million at March 31, 2002 represented an increase of $38.6 million (12.1%) from total deposits of $317.9 million at year-end 2001. The majority of the increase was attributable to two deposit sources: Internet certificates of deposit (gathered by posting the Bank's rates on an Internet bulletin board accessed by various financial institutions in the United States) and brokered certificates of deposit. At March 31, 2002, brokered certificates of deposit totaled approximately $55 million and Internet certificates of deposit totaled approximately $20 million.

Shareholders' Equity

Shareholders' equity increased $1.5 million from December 31, 2001 to March 31, 2002, due to retained net income during the first quarter of 2002.

Liquidity Management

Liquidity is defined as the ability of a company to convert assets (by liquidating or pledging for borrowings) into cash or cash equivalents without significant loss. Liquidity management involves maintaining the Bank's ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Bank would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the production and growth needs of the communities it serves.

The primary function of asset and liability management is not only to ensure adequate liquidity in order for the Bank to meet the needs of its customer base, but to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that the Bank can also meet the investment requirements of its shareholders. Daily monitoring of the sources and uses of funds is necessary to maintain an acceptable position that meets both requirements. To the Bank, both assets and liabilities are considered sources of liquidity funding and both are, therefore, monitored on a daily basis.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Loans that mature in one year or less equaled approximately $65.4 million at March 31, 2002, and there are approximately $3.1 million of investment securities maturing within one year.

The liability portion of the balance sheet provides liquidity through deposits to various customers' interest-bearing and noninterest-bearing deposit accounts. At March 31, 2002, funds also were available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $19.25 million and credit availability at the Federal Home Loan Bank of up to 15% of assets (approximately $64 million) of which $31.5 million is available and unused. At March 31, 2002, the bank had unused collateral totaling approximately $25 million, thus limiting the advances potentially available to that amount.

Capital Resources

A strong capital position is vital to the continued profitability of the Bank because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The Bank has provided a significant portion of its capital requirements through the retention of earnings.

Bank regulatory authorities are placing increased emphasis on the maintenance of adequate capital. In 1990, new risk-based capital requirements became effective. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Bank's Tier I capital, which consists of common equity less goodwill, amounted to $30.6 million at March 31, 2002. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components are referred to as Total Risk-Based capital and was $39.1 at March 31, 2001.

The Bank's current capital positions exceed the regulatory guidelines. Management has reviewed and will continue to monitor the Bank's asset mix and product pricing, and the loan loss allowance, which are the areas determined to be most affected by these new requirements.


RESULTS OF OPERATIONS

Three months ended March 31, 2002 and 2001

Summary

Net earnings of the Bank for the three months ended March 31, 2002, totaled $1,491,582 compared to $1,227,166 for the same period in 2001, representing a 21.5% increase. The increase was due principally to the after-tax effects of a $532 thousand increase in net interest income. As explained more fully below, the increase in net interest income was due to an increased volume of loans and interest-bearing deposits.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Bank's net income. Net interest income of the Bank during the three months ended March 31, 2002 increased $532 thousand (14.2%) from the same period in 2001. This increase was due primarily to the increase in loan interest and fee income, partially offset by increases in deposit interest expense. Both interest income and expense increased due to greater volume, offset by declines in the rates on each. Earning assets averaged $388.8 million during the first quarter of 2002 compared to $287.8 million in 2001, with all of the increase due to loan volume. Average interest-bearing liabilities increased from $215.5 million during the first quarter of 2001 to $288.5 million during the same period in 2002. Money market accounts averaged higher in 2002 compared to the first quarter of 2001 reflecting an increase of $14.8 million, as did certificates of deposit (up $44.3 million), and savings accounts (up $3.1 million).

The Bank was in an interest sensitive position during 2002 and 2001 with a larger dollar amount of interest-earning assets subject to repricing than interest-bearing liabilities. Therefore, during 2001 when rates were generally declining, the Bank's loan and investment portfolios rapidly repriced at lower rates. By the first quarter of 2002, the average rate on earning assets had declined to 7.24% compared to 9.65% in 2001, a drop of 2.41%. Interest-bearing liability costs dropped more slowly due to the Bank's asset sensitive position, averaging 5.44% during the first quarter of 2001 compared to 3.50% in 2002, a drop of only 1.94%. Conversely, during periods when rates generally increase, the Bank may benefit from increased net interest income.

Provision for Loan Losses

The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. This level is determined based upon the Bank's historical charge-offs, management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $330,000 for the three months ended March 31, 2002 compared to $150,000 during the same period in 2001. Recoveries exceeded charge-offs by approximately $8 thousand and $31 thousand for the three months ended March 31, 2002 and 2001, respectively. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was 1.21% at March 31, 2002, compared to 1.19% at year-end 2001.

Noninterest Income

Noninterest income for the three months ended March 31, 2002, was $570,876 compared to $387,190 for the same period of 2001, an increase of 47.4%. The increase was primarily due to an increase in customer service fees of $82 thousand and a securities gain of $36 thousand. During 2001, the Bank increased charges for cash provided to customers and for certain services, the full effect of which was reflected during the first quarter of 2002.

Noninterest Expenses

Noninterest expenses for the three months ended March 31, 2002, were $2,122,759 reflecting a 4.8% increase from the same period of 2001. The primary components of noninterest expenses are salaries and employee benefits, which decreased $46 thousand for the three months ended March 31, 2002 compared to the same period in 2001, caused by a $222 thousand increase in the deferral of employee related loan origination expenses. Occupancy costs increased $96 thousand. Both employee cost (other than the deferred portion) and occupancy cost increased due to the new branch offices opened during 2001.

Income Taxes

The provision for income taxes of $898,283 for the three months ended March 31, 2002, increased $174 thousand compared to the same period of 2001, due to higher taxable earnings. The effective tax rate for both periods is more than the statutory federal rate principally because of state income taxes, net of the federal tax benefit.

Other Accounting Issues

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125. While SFAS No. 140 carries over most of the provisions of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, it provides new standards for reporting financial assets transferred as collateral and new standards for the derecognition of financial assets, in particular transactions involving the use of special purpose entities. SFAS No. 140 also prescribes additional disclosures for collateral transactions and for securitization transactions accounted for as sales. The new collateral standards and disclosure requirements are effective for fiscal years ending after December 15, 2000, while the new standards for the derecognition of financial assets are effective for transfers made after March 31, 2001. The adoption of this statement did not have a material effect on the Bank's financial statements.

In May 2001, the Auditing Standards Board issued Statement on Auditing Standards ("SAS") No. 94, The Effect of Information Technology on the Auditor's Consideration of Internal Control in a Financial Statement Audit. This statement amends SAS No. 55, Consideration of Internal Control in a Financial Statement Audit, by providing additional guidance related to the understanding by the auditor of an entity's use of information technology relevant to the audit. This auditing standard is effective for audits of financial statements for periods beginning on or after June 1, 2001. The impact on the audit of the Bank's financial statements resulting from the issuance of this auditing standard is not expected to be material.

In June 2001, the FASB issued SFAS No. 141, Business Combinations. This statement address financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of SFAS No. 141 are to be accounted for using one method, the purchase method. Prior to the issuance of this statement, subject to certain criteria, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. The two methods produce different financial statement results. The single-method approach used in SFAS No. 141 reflects the conclusion that virtually all business combinations are acquisitions and therefore should be accounted for in the same manner as other asset acquisitions based on the values exchanged. This statement provides expanded and revised guidance related to the allocation of the purchase price to goodwill and other intangibles arising from the business combination. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. SFAS No. 142 provides new standards for accounting relating to intangible assets after initial recognition in the financial statements. This statement proscribes the accounting practice of amortizing or expensing intangibles ratably over a prescribed period of time and imposes new guidance requiring that goodwill and certain other intangibles be tested for impairment at least annually by comparing fair values of those assets with their recorded amounts. Additional disclosure requirements also are provided. The provisions of SFAS No. 142 are required to be applied in fiscal years beginning after December 15, 2001.

The adoption of SFAS No. 141 and SFAS No. 142 are not expected to have a material effect on the Bank's financial statements.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a material effect on the Bank's financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that opinion). This statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The major changes resulting from this statement relate to the establishment of a single method for the recognition of impairment losses on long-lived assets to be held and used whether from discontinuance of a business segment or otherwise. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this statement is not expected to have a material effect on the Bank's financial statements.

In December 2001, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. This statement reconciles and conforms the accounting and financial reporting provisions for similar transactions as applied to different entities within the financial services industry. It eliminates differences in disclosure practices where not warranted and should provide greater consistency in reporting by entities in the financial services industry. This statement is effective for annual and interim financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SOP 01-6 is not expected to have a material effect on the Bank's financial statements.

In December 2001, the Auditing Standards Board issued SAS No. 95, Generally Accepted Auditing Standards. This statement supersedes Generally Accepted Auditing Standards of SAS No. 1 and generally provides additional guidance to the independent auditor in the conduct of an audit engagement, primarily by addressing authoritative and nonauthoritative publications for audit consideration and guidance. This SAS is effective for audits of financial statements for periods beginning on or after December 15, 2001.

In January 2002, the Auditing Standards Board issued SAS No. 96, Audit Documentation. This statement supersedes SAS No. 41, Working Papers and amends SAS No. 47, Audit Risk and Materiality in Conducting an Audit, SAS No. 56, Analytical Procedures and SAS No. 59, The Auditor's Consideration of an Entity's Ability to Continue as a Going Concern. This statement provides revised guidance to the independent auditor as to the type, purpose and requirements of audit documentation. This SAS is effective for audits of financial statements for periods beginning on or after May 15, 2002.

The impact of SAS No. 95 and SAS No. 96 on the audit of the Bank's financial statements resulting from the issuance of these auditing standards is not expected to be material.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk arising from adverse changes in the fair value of financial instruments due to a change in interest rates, exchange rates and equity prices. The Bank's primary market risk arises from the possibility that interest rates may change significantly and affect the fair value of the Bank's financial instruments (also known as interest rate risk).

The primary objective of Asset/Liability Management at the Bank is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining a reasonable balance between rate sensitive earning assets and rate sensitive interest-bearing liabilities. The amount invested in rate sensitive earning assets compared to the amount of rate sensitive liabilities issued are the principal factors in projecting the effect that fluctuating interest rates will have on future net interest income and the fair value of financial instruments. Rate sensitive earning assets and interest-bearing liabilities are those that can be re-priced to current market rates within a given time period. Management monitors the rate sensitivity of all interest earning assets and interest bearing liabilities, but places particular emphasis on the upcoming year. The Bank's Asset/Liability Management policy requires risk assessment relative to interest pricing and related terms and places limits on the risk to be assumed by the Bank.

The Bank uses several tools to monitor and manage interest rate sensitivity. One of the primary tools is simulation analysis. Simulation analysis is a method of estimating the fair value of financial instruments, the earnings at risk, and capital at risk under varying interest rate conditions. Simulation analysis is used to estimate the sensitivity of the Bank's net interest income and stockholders' equity to changes in interest rates. Simulation analysis accounts for the expected timing and magnitude of assets and liability cash flows as interest rates change, as well as the expected timing and magnitude of deposit flows and rate changes whether or not these deposits re-price on a contractual basis. In addition, simulation analysis includes adjustments for the lag between movements in market interest rates on loans and interest-bearing deposits. These adjustments are made to reflect more accurately possible future cash flows, re-pricing behavior and ultimately net interest income.

As of March 31, 2002, the Bank's simulation analysis indicated that the Bank is at greatest risk in a decreasing interest rate environment. The table that follows depicts the results of the simulation assuming one and two percent decreases and increases in market interest rates.

                                                            Estimated Fair Value of Financial Instruments
                                                            ---------------------------------------------
                                                       Down              Up             Down               Up
                                                     1 Percent        1 Percent       2 Percent         2 Percent
                                                   ------------    -------------    -------------    --------------
Dollars in Thousands
Interest Earning Assets:
   Loans.........................................  $    346,774    $     340,270    $     349,641    $      337,111
   Deposits in banks.............................         3,661            3,661            3,661             3,661
   Federal funds sold............................            --               --               --                --
   Securities....................................        40,521           38,277           41,452            37,134
                                                   ------------    -------------    -------------    --------------
     Total Interest Earning Assets...............       390,956          382,208          394,754           377,906
                                                   ------------    -------------    -------------    --------------

Interest Bearing Liabilities
   Deposits - Savings and demand.................       102,678           99,054          104,489            97,243
   Deposits - Time...............................       202,703          198,501          204,804           196,400
   Other borrowings..............................        38,319           36,841           39,058            36,102
                                                   ------------    -------------    -------------    --------------
     Total Rate Sensitive Liabilities............       343,700          334,396          348,351           329,745
                                                   ------------    -------------    -------------    --------------

Net Difference in Fair Value.....................  $     47,256    $      47,812    $      46,403    $       48,161
                                                   ============    =============    =============    ==============

Change in Net Interest Income....................  $       (491)   $         414    $      (1,048)   $          821
                                                   ============    =============    =============    ==============

PART 2 - Other Information

   Item 6  - Exhibits and Reports on Form 8-K

Exhibit No.                                               Exhibit                                          Page

    (a)       Financial Statements, Financial Schedules and Exhibits.

    3.1       Articles  of  Incorporation  of FCBI  (included  as  Exhibit  3.1 to FCBI's Registration Statement on Form 8-A filed with the SEC on
              April 15, 2002, and incorporated herein by reference).

    3.2       By-laws of FCBI (included as Exhibit 3.2 to FCBI's Registration
              Statement on Form 8-A filed with the SEC on April 15, 2002, and incorporated herein by reference).

    4.1       Subordinated Promissory Note, dated December 24, 2001, between
              Florida Community Bank and Independent Bankers Bank of Florida
              (included as Exhibit 4.1 to the Bank's Form 10-KSB for the year ended December 31, 2001, and incorporated herein by reference).

    4.2 Specimen Common Stock Certificate of FCBI (included as Exhibit 4.1 to FCBI's Registration Statement on Form 8-A filed with the SEC on April 15, 2002, and incorporated herein by reference).

   10.1       Employment agreement with Thomas S. Junker dated December 9, 1997
              (included as Exhibit 10.1 to the Bank's Registration Statement on
              Form 10-SB-A for the year ended December 31, 1998 and incorporated herein by reference).

   10.2       2002 Key Employee Stock Compensation Program of FCBI (included as
              Appendix D to the Bank's Definitive Schedule 14-A filed with the
              FDIC on March 22, 2002, and incorporated herein by reference).

    11        Statement of computation of earnings per common share                                              20

    (b)       Reports on Form 8-K

              During the quarter ended March 31, 2002, no reports were filed for Florida Community Bank or Florida Community Banks, Inc. on Form
              8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           FLORIDA COMMUNITY BANKS, INC.



       By: /s/ Stephen L. Price                             April 23, 2002
  -----------------------------------------          ---------------------------
           Stephen L. Price                                      Date
  President and Chief Executive Officer




          /s/ Thomas V. Ogletree                            April 23, 2002
  -----------------------------------------          ---------------------------
            Thomas V. Ogletree                                   Date
          Chief Financial Officer

Exhibit 11 - Statements Re: Computation of Per Share Earnings

                          FLORIDA COMMUNITY BANKS, INC.

                    COMPUTATION OF EARNINGS PER COMMON SHARE


The following tabulation presents the calculation of basic and diluted earnings per common share for the three-month periods ended March 31, 2002 and 2001. Average shares outstanding have been retroactively adjusted on an equivalent share basis for the stock split as discussed in the notes to the consolidated financial statements.

                                                                                              Bank Only
                                                                                    -------------------------------
                                                                                             Three Months
                                                                                            Ended March 31
                                                                                    -------------------------------
                                                                                        2002              2001
                                                                                    -------------    --------------
Basic Earnings Per Share:
   Net income...................................................................    $   1,491,582    $    1,227,166
                                                                                    =============    ==============

   Earnings on common shares....................................................    $   1,491,582    $    1,227,166
                                                                                    =============    ==============

   Weighted average common shares
     outstanding - basic........................................................        2,602,764         2,602,764
                                                                                    =============    ==============

   Basic earnings per common share..............................................    $        0.57    $        0.47
                                                                                    =============    =============

Diluted Earnings Per Share:
   Net income...................................................................    $   1,491,582    $    1,227,166
                                                                                    =============    ==============

   Weighted average common shares
     outstanding - diluted......................................................        2,602,764         2,602,764
                                                                                    =============    ==============

   Diluted earnings per common share............................................    $        0.57    $        0.47
                                                                                    =============    =============