Form 10-Q
period 2002-06-30
FLORIDA COMMUNITY BANKS INC
filed 2002-08-12
CIK 1170902

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    Form 10-Q


[  X ]    QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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



No Change (Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X       No
                                       ----------     -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value           Outstanding at August 1, 2002: 2,602,764

                                INTRODUCTORY NOTE

Florida Community Banks, Inc. ("FCBI") was incorporated on February 20, 2002. FCBI had no assets, liabilities, revenues or operations until April 15, 2002, when FCBI acquired 100% of the outstanding shares of Florida Community Bank ("Bank") common stock pursuant to a Plan of Reorganization and Share Exchange. Since April 15, 2002, FCBI's predominate activity has been acting as a one-bank holding company for Florida Community Bank and the Bank has continued to conduct its activities in substantially the same manner as it had before the acquisition.








             [The remainder of this page intentionally left blank.]

                                    Form 10-Q
                          FLORIDA COMMUNITY BANKS, INC.
                                  June 30, 2002



                                TABLE OF CONTENTS

                                                                                                           Page No.
Part I - Financial Information

  Item 1 - Consolidated Financial Statements (Unaudited)

           Consolidated Statements of Financial Condition as of June 30, 2002
              and December 31, 2001.......................................................................     4

           Consolidated Statements of Income For The Three Months Ended
              June 30, 2002 and 2001......................................................................     5

           Consolidated Statements of Income For The Six Months Ended
              June 30, 2002 and 2001......................................................................     6

           Consolidated Statement of Shareholders' Equity For The Six Months
              Ended June 30, 2002.........................................................................     7

           Consolidated Statements of Cash Flows For The Six Months
              Ended June 30, 2002 and 2001................................................................     8

           Notes to Consolidated Financial Statements.....................................................     9

  Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................................................    12

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk.....................................    20

Part II - Other Information

  Item 4 - Submission of Matters to a Vote of Security Holders............................................    22

  Item 6 - Exhibits and Reports on Form 8-K...............................................................    23

Certification of Periodic Financial Reports

Signatures

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                          FLORIDA COMMUNITY BANKS, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 June 30, 2002 (Unaudited) and December 31, 2001

                                                                                    June 30,
                                                                                      2002           December 31,
                                                                                   (Unaudited)           2001
                                                                                ----------------  -----------------
Assets
Cash and due from banks......................................................   $     10,499,409  $      15,193,797
Interest-bearing deposits with banks.........................................          2,388,155          7,845,331
Federal funds sold...........................................................         11,196,000                 -
                                                                                ----------------  ----------------
       Cash and Cash Equivalents.............................................         24,083,564         23,039,128

Interest-bearing time deposits with banks....................................          2,534,214          2,500,000
Securities available for sale................................................          1,933,058          1,960,475
Securities held-to-maturity, fair value of $40,140,277 and $33,290,686.......         39,449,215         33,041,035

Loans, net of unearned income................................................        367,536,084        318,665,591
Allowance for loan losses....................................................         (4,428,912)        (3,802,836)
                                                                                ----------------  -----------------
       Net Loans.............................................................        363,107,172        314,862,755

Premises and equipment, net..................................................          8,882,098          7,938,850
Accrued interest.............................................................          2,695,938          2,688,165
Foreclosed real estate.......................................................            118,131             49,788
Deferred taxes, net..........................................................          1,111,359          1,111,359
Other assets.................................................................          1,330,717            869,117
                                                                                ----------------  -----------------

       Total Assets..........................................................   $    445,245,466  $     388,060,672
                                                                                ================  =================

Liabilities and Shareholders' Equity

Liabilities
Deposits
   Non-interest-bearing......................................................   $     58,396,065  $      60,160,766
   Interest-bearing..........................................................        317,369,539        257,700,574
                                                                                ----------------  -----------------
       Total Deposits........................................................        375,765,604        317,861,340

Short-term borrowings........................................................                 --          1,086,000
Long-term Federal Home Loan Bank advances....................................         25,000,000         32,500,000
Subordinated capital note....................................................                 --          5,000,000
Other long-term debt.........................................................             68,786             79,761
Guaranteed preferred beneficial interests in the company's
   subordinated debentures...................................................         10,000,000                 --
Deferred compensation........................................................            448,100            473,267
Accrued interest.............................................................          1,920,880          1,688,813
Other liabilities............................................................            783,912            232,836
                                                                                ----------------  -----------------
       Total Liabilities.....................................................        413,987,282        358,922,017

Shareholders' Equity
Common stock-par value $.01 per share, 10,000,000 shares
   authorized, 2,602,764 shares issued and outstanding.......................             26,028             26,028
Paid-in capital..............................................................         16,685,260         16,685,260
Retained earnings............................................................         14,546,896         12,427,367
                                                                                ----------------  -----------------
       Total Shareholders' Equity............................................         31,258,184         29,138,655
                                                                                ----------------  -----------------

Total Liabilities and Shareholders' Equity...................................   $    445,245,466  $     388,060,672
                                                                                ================  =================

                 See notes to consolidated financial statements
                                       4

                          FLORIDA COMMUNITY BANKS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    Three months Ended June 30, 2002 and 2001
                                   (Unaudited)


                                                                                           Three Months
                                                                                          Ended June 30,
                                                                                -----------------------------------
                                                                                      2002               2001
                                                                                ----------------  -----------------

Interest Income
   Interest and fees on loans................................................   $      6,864,511  $       6,626,306
   Interest and dividends
     Taxable securities......................................................            545,654            592,162
   Tax-exempt securities.....................................................              1,431              5,760
   Interest on federal funds sold and other interest income..................            117,107            224,936
                                                                                ----------------  -----------------
       Total Interest Income.................................................          7,528,703          7,449,164
                                                                                ----------------  -----------------

Interest Expense
   Interest on deposits......................................................          2,538,692          2,851,266
   Interest on borrowed funds................................................            374,924            233,854
                                                                                ----------------  -----------------
       Total Interest Expense................................................          2,913,616          3,085,120
                                                                                ----------------  -----------------

Net Interest Income..........................................................          4,615,087          4,364,044

Provision for loan losses....................................................            280,000            150,000
                                                                                ----------------  -----------------

Net Interest Income After Provision for Loan Losses..........................          4,335,087          4,214,044

Noninterest Income
   Customer service fees.....................................................            458,970            261,263
   Insurance commissions.....................................................             10,995              8,744
   Other non-interest income.................................................            182,814            146,077
                                                                                ----------------  -----------------
       Total Noninterest Income..............................................            652,779            416,084
                                                                                ----------------  -----------------

Noninterest Expenses
   Salaries and employee benefits............................................          1,378,715          1,426,068
   Occupancy and equipment expense...........................................            384,754            286,565
   Other non-interest expenses...............................................            479,192            422,508
                                                                                ----------------  -----------------
       Total Noninterest Expenses............................................          2,242,661          2,135,141
                                                                                ----------------  -----------------

Income before income taxes...................................................          2,745,205          2,494,987
Provision for income tax expense.............................................          1,024,097            933,229
                                                                                ----------------  -----------------

Net Income...................................................................   $      1,721,108  $       1,561,758
                                                                                ================  =================

Earnings Per Common Share
   Basic.....................................................................   $           0.66  $           0.60
   Diluted...................................................................               0.66              0.60

Cash Dividends Declared
   Cash dividends declared per common share..................................   $           0.42  $           0.42

Weighted Average Shares Outstanding
   Basic.....................................................................          2,602,764          2,602,764
   Diluted...................................................................          2,613,784          2,602,764

                 See notes to consolidated financial statements
                                        5

                          FLORIDA COMMUNITY BANKS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     Six months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                                            Six Months
                                                                                          Ended June 30,
                                                                                -----------------------------------
                                                                                      2002               2001
                                                                                ----------------  -----------------

Interest Income
   Interest and fees on loans................................................   $     13,318,209  $      12,707,565
   Interest and dividends
     Taxable securities......................................................          1,069,318          1,215,352
     Tax-exempt securities...................................................              2,876             14,396
   Interest on federal funds sold and other interest income..................            218,311            432,504
                                                                                ----------------  -----------------
       Total Interest Income.................................................         14,608,714         14,369,817
                                                                                ----------------  -----------------

Interest Expense
   Interest on deposits......................................................          4,963,425          5,784,144
   Interest on borrowed funds................................................            758,454            482,074
                                                                                ----------------  -----------------
       Total Interest Expense................................................          5,721,879          6,266,218
                                                                                ----------------  -----------------

Net Interest Income..........................................................          8,886,835          8,103,599

Provision for loan losses....................................................            610,000            300,000
                                                                                ----------------  -----------------

Net Interest Income After Provision for Loan Losses..........................          8,276,835          7,803,599

Noninterest Income
   Customer service fees.....................................................            801,525            521,924
   Insurance commissions.....................................................             18,124             19,599
   Other non-interest income.................................................            367,923            244,925
   Securities gain...........................................................             36,083                 --
                                                                                ----------------  -----------------
       Total Noninterest Income..............................................          1,223,655            786,448
                                                                                ----------------  -----------------

Noninterest Expenses
   Salaries and employee benefits............................................          2,709,213          2,809,819
   Occupancy and equipment expense...........................................            772,360            561,071
   Other non-interest expenses...............................................            883,847            772,952
                                                                                ----------------  -----------------
       Total Noninterest Expenses............................................          4,365,420          4,143,842
                                                                                ----------------  -----------------

Income before income taxes...................................................          5,135,070          4,446,205
Provision for income tax expense.............................................          1,922,380          1,657,281
                                                                                ----------------  -----------------

Net Income...................................................................   $      3,212,690  $       2,788,924
                                                                                ================  =================

Earnings Per Common Share
   Basic.....................................................................   $           1.23  $           1.07
   Diluted...................................................................               1.23              1.07

Cash Dividends Declared
   Cash dividends declared per common share..................................   $           0.42  $           0.42

Weighted Average Shares Outstanding
   Basic.....................................................................          2,602,764          2,602,764
   Diluted...................................................................          2,607,916          2,602,764

                 See notes to consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         Six months Ended June 30, 2002
                                   (Unaudited)




                                                 Common            Paid-in          Retained
                                                  Stock            Capital          Earnings             Total
                                               ------------     ------------     --------------    ----------------

Balance at December 31, 2001..............     $      26,028    $  16,685,260    $   12,427,367    $     29,138,655

Net income - Six months ended
   June 30, 2002..........................                --               --         3,212,690           3,212,690

Cash dividends - Six months ended
   June 30, 2002..........................                --               --        (1,093,161)         (1,093,161)
                                               -------------    -------------    --------------    ----------------

Balance at June 30, 2002..................     $      26,028    $  16,685,260    $   14,546,896    $     31,258,184
                                               =============    =============    ==============    ================

                 See notes to consolidated financial statements
                                        7

                          FLORIDA COMMUNITY BANKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six months Ended June 30, 2002 and 2001
                                   (Unaudited)


                                                                                            Six Months
                                                                                          Ended June 30,
                                                                                -----------------------------------
                                                                                      2002               2001
                                                                                ----------------  -----------------

Operating Activities
   Net Income................................................................   $      3,212,690  $       2,788,924
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Provision for loan losses.............................................            610,000            300,000
       Depreciation, amortization, and accretion, net........................            288,942            270,752
       (Increase) decrease in accrued interest receivable....................             (7,773)           642,171
       Increase in accrued interest payable..................................            232,068            362,782
       Other, net............................................................             53,334           (408,464)
                                                                                ----------------  -----------------
       Net Cash Provided By Operating Activities.............................          4,389,261          3,956,165
                                                                                ----------------  -----------------

Investing Activities
   Net (increase) decrease in held-to-maturity securities....................         (6,408,181)         2,475,281
   Net decrease in available-for-sale securities.............................             27,417                 --
   Increase in interest-bearing time-deposits held at banks..................            (34,214)                --
   Loans made to customers, net of repayments................................        (48,854,417)       (20,706,579)
   Purchase of fixed assets, net.............................................         (1,232,190)          (356,219)
   Sale of branch premises...................................................                 --          1,855,000
   Net (increase) decrease in other real estate owned........................            (68,343)           193,626
                                                                                ----------------  -----------------
       Net Cash Used In Investing Activities.................................        (56,569,928)       (16,538,891)
                                                                                ----------------  -----------------

Financing Activities
   Net decrease in noninterest-bearing deposits..............................         (1,764,701)        (1,117,108)
   Net increase in interest-bearing deposits.................................         59,668,965         31,158,920
   Dividends paid............................................................         (1,093,161)        (1,084,485)
   Repayment of short-term borrowings........................................         (1,086,000)        (3,000,000)
   Repayment of subordinated note............................................         (5,000,000)                --
   Repayment of Federal Home Loan Bank advances..............................         (7,500,000)                --
   Issuance of subordinated floating rate deferrable interest debentures.....         10,000,000                 --
                                                                                ---------------   -----------------
       Net Cash Provided By Financing Activities.............................         53,225,103         25,957,327
                                                                                ----------------  -----------------

Net Increase in Cash and Cash Equivalents....................................          1,044,436         13,374,601

Cash and Cash Equivalents at Beginning of Period.............................         23,039,128         16,846,983
                                                                                ----------------  -----------------

Cash and Cash Equivalents at End of Period...................................   $     24,083,564  $      30,221,584
                                                                                ================  =================


Supplemental Disclosure of Non-cash Transactions

Issuance of common stock for a one-for-one 100% acquisition..................         29,138,655                 --

                 See notes to consolidated financial statements
                                        8

                          FLORIDA COMMUNITY BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)



Note A - Basis of Presentation

The consolidated financial statements include the accounts of Florida Community Banks, Inc. ("FCBI") and its wholly-owned subsidiaries, Florida Community Bank (the "Bank") and FCBI Capital Trust I ("the Trust"), collectively the "Company." The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The statement of financial condition at December 31, 2001, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The December 31, 2001 financial information contained in this Form 10-Q represents solely the financial information of the Bank. On April 15, 2002, FCBI acquired all the outstanding stock of the Bank through a 100%, one-for-one stock exchange under a method of accounting similar to the pooling method. This method is allowed under Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") as defined by Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16") when the exchange of shares between entities under common control result only in a change of the reporting entity (see Note F).


Note B - Income Taxes

The effective tax rates of approximately 37.3% and 37.4% for the three months ended June 30, 2002 and 2001, respectively, are more than the federal statutory tax rate for corporations principally because of the effect of state income taxes, net of federal tax benefit.


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

At June 30, 2002, the Company had no net unrealized gains/losses in available-for-sale securities, which are reflected in the presented assets and resulted in no change in shareholders' equity. There were no trading securities.


Note D - Shareholders' Equity

In June 2001, the Company declared a stock split and issued 1.2 shares for each share outstanding of the Company's common stock. This effect of this stock split has been retroactively reflected in the Company's consolidated financial statements. All references to weighted average shares outstanding and per share amounts included in the accompanying financial statements and notes reflect and the stock split and its retroactive effect.


Note E - Segment Information

All of the Company's offices offer similar products and services, are located in the same geographic region, and serve similar segments of the market. As a result, management considers all units as one operating segment and therefore feels that the basic financial statements and related footnotes provide details related to segment reporting.


Note F - Business Combination

On April 11, 2002 a majority of the shareholders of the Bank approved a Plan of Reorganization ("Plan") whereby the Bank would become the subsidiary of Florida Community Banks, Inc., a Florida corporation and a registered bank holding company. Under the Plan, each share of the Bank's common stock was converted into one share of Florida Community Banks, Inc. common stock. The acquisition of the Bank occurred on April 15, 2002. These financial statements reflect the consolidated operations of the Bank and FCBI for all periods presented.

The Plan allowed dissenting shareholders to exercise the right to be paid for their shares in cash. There were no dissenting shareholders.

Shareholders also approved a stock option plan covering certain key employees under which these employees have been granted options to purchase a total of 46,000 shares of common stock at a price of $18.00 per share.

Note G - Guaranteed Preferred Beneficial Interests in the Company's Subordinated
         Debentures

On June 21, 2002, FCBI Capital Trust I ("FCBI Trust"), a Delaware statutory trust established by the Company, received $10,000,000 in proceeds in exchange for $10,000,000 principal amount of FCBI Trust's floating rate cumulative trust preferred securities (the "preferred securities") in a trust preferred private placement. The proceeds of that transaction were then used by FCBI Trust to purchase an equal amount of floating rate subordinated debentures (the "subordinated debentures") of the Company. The Company has fully and unconditionally guaranteed all obligations of FCBI Trust on a subordinated basis with respect to the preferred securities. The Company accounts for the FCBI Trust preferred securities as a minority interest. Subject to certain limitations, the preferred securities qualify as Tier 1 capital and are presented in the Consolidated Statements of Financial Condition as "Guaranteed preferred beneficial interests in the Company's subordinated debentures." The sole asset of FCBI Trust is the subordinated debentures issued by the Company. Both the preferred securities of FCBI Trust and the subordinated debentures of the Company each have approximately 30-year lives. However, both the Company and FCBI Trust have a call option of five years, subject to regulatory capital requirements.


Note H - Stock Options

On April 16, 2002, the Company issued statutory and non-statutory stock options to certain key employees. The total options issued were 46,000 at an exercise price of $18.00 per share (fair market value on the date of grant). Fair market value was determined based upon an independent appraiser's valuation. These options vest over a three and one-half year time period at 25% on October 25, 2002, and 25% on October 25 of each year thereafter until fully vested. The options expire nine and one-half years from the grant date.


Note I - Term Loan Agreement

On June 13, 2002, the Company entered into a $5,000,000, 360-day term loan agreement with The Bankers Bank, Atlanta, Georgia, at an interest rate of prime less one-half (P-1/2%). The Company has pledged 51% of the outstanding shares of Florida Community Bank, a 100% owned subsidiary of the Company, as collateral on this note. At June 30, 2002, no portion of this loan had been funded.


Note J - Recently Passed Legislation

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 ("the Act"), which immediately impacts Securities and Exchange Commission registrants, public accounting firms, lawyers and securities analysts. This legislation is the most comprehensive since the passage of the Securities Acts of 1933 and 1934. It has far reaching effects on the standards of integrity for corporate management, board of directors, and executive management. Additional disclosures, certifications and possibly procedures will be required of our company. We do not expect any material adverse effect on our company as a result of the passage of this legislation, however, the full scope of the Act has not been determined. The Act provides for additional regulations and requirements of publicly-traded companies which have yet to be issued.

                          FLORIDA COMMUNITY BANKS, INC.
                                  June 30, 2002


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to assist an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the consolidated financial statements and related notes appearing in Item 1 of the June 30, 2002, Form 10-Q, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing in the Bank's Annual Report on Form 10-KSB for the year ended December 31, 2001.

Forward-Looking Information

Certain statements contained in this Quarterly Report on Form 10-Q, which are not historical facts, are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. In addition, the Company, through its senior management, from time to time makes forward-looking public statements concerning its expected future operations and performance and other developments. All forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "expect," "anticipates," "intend" and "project" and similar words or expression are intended to identify forward-looking statements. In addition to risks and uncertainties that may affect operations, performance, growth projections and the results of the Company's business, which include, but are not limited to, fluctuations in the economy, the relative strength and weakness in the commercial and consumer sector and in the real estate market, the actions taken by the Federal Reserve Board for the purpose of managing the economy, interest rate movements, the impact of competitive products, services and pricing, timely development by the Company of technology enhancements for its products and operating systems, legislation and similar matters, the Company's future operations, performance, growth projections and results will depend on its ability to respond to the challenges associated with a weakening economy- particularly in the real estate development sector, which is prominent in the Company's primary market. Although management of the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Prospective investors are cautioned that any such forward-looking statements are not guaranties of future performance, involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events or circumstances that may affect the accuracy of any forward-looking statement.


FINANCIAL CONDITION

June 30, 2002 compared to December 31, 2001

The Company continued its operations concentrating in the origination of loans in southwestern Florida. As discussed more fully below, loan growth was funded by an increase in deposits from brokered certificates of deposit and from Internet bulletin board rate postings. No significant changes in operating goals or policies occurred during the first two quarters of 2002.

Loans

Loans comprised the largest single category of the Company's earning assets on June 30, 2002. Loans, net of unearned income and reserve for loan losses, totaled 81.6% of total assets at June 30, 2002 compared to 81.1% of total assets at December 31, 2001. During the first six months of 2002, loans increased approximately $49 million with $2.3 million of that increase in commercial and industrial loans and the remainder of the increase in loans secured by real estate. The rapid influx of population to southwest Florida continued to influence the demand for real estate loans, particularly construction and development loans.

Investment Securities and Other Earning Assets

The investment securities portfolio is used to provide a source of liquidity, to serve as collateral for borrowings and to secure certain government deposits. Federal funds sold are the most liquid earning asset and is used to manage the daily cash position of the Company. Investment securities and other short-term investments increased $6.4 million during the first six months of 2002 as deposits increased more rapidly than loans.

Asset Quality

From December 31, 2001 to June 30, 2002, the Company's asset quality deteriorated but remained high as measured by three key ratios. The ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) decreased from 1.61:1 to 0.58:1. The percentage of nonperforming assets to total assets increased from 0.61% to 1.70%, and the percentage of nonperforming loans to total loans increased from 0.73% to 2.06%. These ratios were affected by a $5.2 million increase in nonperforming loans during the first six months of 2002. All three ratios are comparable to industry averages, and management is aware of no factors that would suggest that the Bank will perform less well than its peer group in future periods.

During the first six months of 2002, recoveries on loans previously charged-off exceeded the amount of loans charged-off by $16 thousand.

Deposits

Total deposits of $375.8 million at June 30, 2002 represented an increase of $57.9 million (18.2%) from total deposits of $317.9 million at year-end 2001. The majority of the increase was attributable to two deposit sources: Internet certificates of deposit (gathered by posting the Bank's rates on an Internet bulletin board accessed by various financial institutions in the United States) and brokered certificates of deposit. At June 30, 2002, brokered and Internet certificates of deposit totaled approximately $80 million.

Shareholders' Equity

Consolidated shareholders' equity increased $2.1 million from December 31, 2001 to June 30, 2002, due to net income during the first six months of 2002, less dividends paid.

Liquidity Management

Liquidity is defined as the ability of a company to convert assets (by liquidating or pledging for borrowings) into cash or cash equivalents without significant loss. Liquidity management involves maintaining the ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the production and growth needs of the communities it serves.

The primary function of asset and liability management is not only to ensure adequate liquidity in order to meet the needs of its customer base, but also to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that the Company can also meet the investment requirements of its shareholders. Daily monitoring of the sources and uses of funds is necessary to maintain an acceptable position that meets both requirements. To the company, both assets and liabilities are considered sources of liquidity funding and both are, therefore, monitored on a daily basis.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Loans that mature in one year or less equaled approximately $71.8 million at June 30, 2002, and there are approximately $3.1 million of investment securities maturing within one year.

The liability portion of the balance sheet provides liquidity through deposits to various customers' interest-bearing and noninterest-bearing deposit accounts. At June 30, 2002, funds also were available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $22.5 million and credit availability at the Federal Home Loan Bank of up to 15% of assets (approximately $67 million) of which $42 million is available and unused. At June 30, 2002, the bank had unused collateral totaling approximately $20 million, thus limiting the advances potentially available to that amount.

Capital Resources

A strong capital position is vital to the continued profitability of the Company and the Bank because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The Company has provided a significant portion of its capital requirements through the retention of earnings.

On June 21, 2002, FCBI Capital Trust I ("FCBI Trust"), a Delaware statutory trust established by the Company, received $10,000,000 in proceeds in exchange for $10,000,000 principal amount of FCBI Trust's floating rate cumulative trust preferred securities (the "preferred securities") in a trust preferred private placement. The proceeds of that transaction were then used by FCBI Trust to purchase an equal amount of floating rate subordinated debentures (the "subordinated debentures") of the Company. The Company has fully and unconditionally guaranteed all obligations of FCBI Trust on a subordinated basis with respect to the preferred securities. The Company accounts for the FCBI Trust preferred securities as a minority interest. Subject to certain limitations, the preferred securities qualify as Tier 1 capital and are presented in the Consolidated Statements of Financial Condition as "Guaranteed preferred beneficial interests in the Company's subordinated debentures." The sole asset of FCBI Trust is the subordinated debentures issued by the Company. Both the preferred securities of FCBI Trust and the subordinated debentures of the Company each have approximately 30-year lives. However, both the Company and FCBI Trust have a call option of five years, subject to regulatory capital requirements.

On June 13, 2002, the Company entered into a $5,000,000, 360-day term loan agreement with The Bankers Bank, Atlanta, Georgia, at an interest rate of prime less one-half (P-1/2%). The Company has pledged 51% of the outstanding shares of Florida Community Bank, a 100% owned subsidiary of the Company, as collateral on this note. At June 30, 2002, no portion of this loan had been funded.

Regulatory authorities are placing increased emphasis on the maintenance of adequate capital. Capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which consists of common equity less goodwill and the newly issued guaranteed preferred beneficial interest in the Company's subordinated debentures, subject to limitation, totaled $41.3 million at June 30, 2002. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and the portion of the guaranteed preferred beneficial interest in the Company's subordinated debentures which exceeds the allowable Tier I capital amount. Tier I capital plus the Tier II capital components is referred to as Total Risk-Based capital and was $45.7 million at June 30, 2002.

The Company's and the Bank's current capital positions exceed the "well-capitalized" regulatory guidelines. Management has reviewed and will continue to monitor the Company's asset mix and the loan loss allowance, which are the areas determined to be most affected by these capital requirements.


RESULTS OF OPERATIONS

Three months ended June 30, 2002 and 2001

Summary

Net earnings of the Company for the three months ended June 30, 2002, totaled $1,721,108 compared to $1,561,758 for the same period in 2001, representing a 10.2% increase. The increase was due principally to the after-tax effect of a $251 thousand increase in net interest income. As explained more fully below, the increase in net interest income was due to an increased volume of loans and interest-bearing deposits, each offset by a decline in rates.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's income. Net interest income during the three months ended June 30, 2002 increased $251 thousand (5.8%) from the same period in 2001. This increase was due primarily to the increase in loan interest and fee income and a decrease in deposit interest expense. Interest income increased due to greater volume, partially offset by a decline in the rate. Interest expense decreased due to greater volume more than offset by the declines in the rate paid for deposits. Earning assets averaged $419.7 million during the second quarter of 2002 compared to $299.9 million in the second quarter of 2001, with most of the increase due to loan volume. Average interest-bearing liabilities increased from $257.8 million during the second quarter of 2001 to $388.7 million during the same period in 2002, primarily due to an increase in certificates of deposit.

The Company was in an interest sensitive position during 2002 and 2001 with a larger dollar amount of interest-earning assets subject to repricing than interest-bearing liabilities. Therefore, during 2002 and 2001 when rates were generally declining, the Company's loan and investment portfolios rapidly repriced at lower rates and reduced the net interest margin. Conversely, during periods when rates generally increase, the Company may benefit from increased net interest income due to its asset sensitive position.

Provision for Loan Losses

The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. This level is determined based upon the Bank's historical charge-offs, management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $280,000 for the three months ended June 30, 2002 compared to $150,000 during the same period in 2001. Recoveries exceeded charge-offs by approximately $8 thousand for the three months ended June 30, 2002. During the three months ended June 30, 2001, net charge-offs totaled $67 thousand. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was 1.21% at June 30, 2002, compared to 1.19% at year-end 2001.

Noninterest Income

Noninterest income for the three months ended June 30, 2002, was $652,779 compared to $416,084 for the same period of 2001, an increase of 56.9%. The increase was primarily due to an increase in customer service fees of $198 thousand. During 2001, the Company increased charges for cash provided to customers and for certain services, the full effect of which was reflected during 2002.

Noninterest Expenses

Noninterest expenses for the three months ended June 30, 2002, were $2,242,661 reflecting a 5.0% increase from the same period of 2001. The primary components of noninterest expenses are salaries and employee benefits, which decreased $47 thousand for the three months ended June 30, 2002 compared to the same period in 2001, caused by a $218 thousand increase in the deferral of employee related loan origination expenses. Occupancy costs increased $98 thousand. Both employee cost (other than the deferred portion) and occupancy cost increased due to the new branch offices opened during 2001.

Income Taxes

The provision for income taxes of $1,024,097 for the three months ended June 30, 2002, increased $91 thousand compared to the same period of 2001, due to higher taxable earnings. The effective tax rate for both periods is more than the statutory federal rate principally because of state income taxes, net of the federal tax benefit.

Six months ended June 30, 2002 and 2001

Summary

Net earnings of the Company for the six months ended June 30, 2002, totaled $3,212,690 compared to $2,788,924 for the same period in 2001, representing an 15.2% increase. The increase was due principally to an increase in net interest income after provision for loan losses of $473 thousand and an increase in non-interest income, partially offset by an increase in non-interest expense.

Net Interest Income

Net interest income of the Company during the six months ended June 30, 2002 increased $783 thousand (9.7%) from the same period in 2001. This increase was due primarily to the increase in loan interest and fee income and decreased deposit interest expense. The increase loan interest was caused primarily by volume increases and the decrease in deposit interest expense was caused by lower rates paid on a higher volume.

The Company was in an asset sensitive position during 2000 and 2001 with a larger dollar amount of interest-earning assets subject to re-pricing than interest-bearing liabilities. During the first six months of 2001 when rates were generally declining, the Company's interest income has been reduced at a faster rate than the cost of liabilities. During 2002 rates remained low and the Company's cost of deposits also re-priced at lower rates, thus contributing to the improved net interest income.

Provision for Loan Losses

The provision for loan losses was $610,000 for the six months ended June 30, 2002 and $300,000 for the comparable period in 2001. Net recoveries during the six months ending June 30, 2002 totaled $16 thousand. During the comparable period during 2001 net charge-offs totaled $36 thousand.

Noninterest Income

Noninterest income for the six months ended June 30, 2002, was $1,223,655 compared to $786,448 for the same period of 2001. The increase was caused by an increase in charges for cash services to customers.

Noninterest Expenses

Noninterest expenses for the six months ended June 30, 2002, totaled $4,365,420 and reflected a 5.3% increase from the same period of 2001. Both employee costs (before deferral of loan origination salary expense) and occupancy expenses increased due to a new branch office opening in mid-2001.

Income Taxes

The provision for income taxes of $1,922,380 for the six months ended June 30, 2002 increased $265 thousand compared to the same period of 2001 due to higher earnings. The effective tax rates of approximately 37.4% for 2002 and 37.3% in 2001 were higher than the federal tax rate due to the effect of state income tax, net of federal tax benefit.

Other Accounting Issues

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125. While SFAS No. 140 carries over most of the provisions of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, it provides new standards for reporting financial assets transferred as collateral and new standards for the derecognition of financial assets, in particular transactions involving the use of special purpose entities. SFAS No. 140 also prescribes additional disclosures for collateral transactions and for securitization transactions accounted for as sales. The new collateral standards and disclosure requirements are effective for fiscal years ending after December 15, 2000, while the new standards for the derecognition of financial assets are effective for transfers made after March 31, 2001. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

In May 2001, the Auditing Standards Board issued Statement on Auditing Standards ("SAS") No. 94, The Effect of Information Technology on the Auditor's Consideration of Internal Control in a Financial Statement Audit. This statement amends SAS No. 55, Consideration of Internal Control in a Financial Statement Audit, by providing additional guidance related to the understanding by the auditor of an entity's use of information technology relevant to the audit. This auditing standard is effective for audits of financial statements for periods beginning on or after June 1, 2001. The impact on the audit of the Company's consolidated financial statements resulting from the issuance of this auditing standard is not expected to be material.

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

Also, in June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. SFAS No. 142 provides new standards for accounting relating to intangible assets after initial recognition in the financial statements. This statement proscribes the accounting practice of amortizing or expensing intangibles ratably over a prescribed period of time and imposes new guidance requiring that goodwill and certain other intangibles be tested for impairment at least annually by comparing fair values of those assets with their recorded amounts. Additional disclosure requirements also are provided. The provisions of SFAS No. 142 are required to be applied in fiscal years beginning after December 15, 2001.

The adoption of SFAS No. 141 and SFAS No. 142 are not expected to have a material effect on the Company's consolidated financial statements.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that opinion). This statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The major changes resulting from this statement relate to the establishment of a single method for the recognition of impairment losses on long-lived assets to be held and used whether from discontinuance of a business segment or otherwise. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In December 2001, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. This statement reconciles and conforms the accounting and financial reporting provisions for similar transactions as applied to different entities within the financial services industry. It eliminates differences in disclosure practices where not warranted and should provide greater consistency in reporting by entities in the financial services industry. This statement is effective for annual and interim financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SOP 01-6 is not expected to have a material effect on the Company's consolidated financial statements.

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

In January 2002, the Auditing Standards Board issued SAS No. 96, Audit Documentation. This statement supersedes SAS No. 41, Working Papers and amends SAS No. 47, Audit Risk and Materiality in Conducting an Audit, SAS No. 56, Analytical Procedures and SAS No. 59, The Auditor's Consideration of an Entity's Ability to Continue as a Going Concern. This statement provides revised guidance to the independent auditor as to the type, purpose and requirements of audit documentation. This SAS is effective for audits of financial statements for periods beginning on or after May 15, 2002. The impact of SAS No. 95 and SAS No. 96 on the audit of the Company's consolidated financial statements resulting from the issuance of these auditing standards is not expected to be material.

Recently Passed Legislation

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 ("the Act"), which immediately impacts Securities and Exchange Commission registrants, public accounting firms, lawyers and securities analysts. This legislation is the most comprehensive since the passage of the Securities Acts of 1933 and 1934. It has far reaching effects on the standards of integrity for corporate management, board of directors, and executive management. Additional disclosures, certifications and possibly procedures will be required of our company. We do not expect any material adverse effect on our company as a result of the passage of this legislation, however, the full scope of the Act has not been determined. The Act provides for additional regulations and requirements of publicly-traded companies which have yet to be issued.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk arising from adverse changes in the fair value of financial instruments due to a change in interest rates, exchange rates and equity prices. The Company's primary market risk arises from the possibility that interest rates may change significantly and affect the fair value of the Company's financial instruments (also known as interest rate risk).

The primary objective of Asset/Liability Management at the Company is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining a reasonable balance between rate sensitive earning assets and rate sensitive interest-bearing liabilities. The amount invested in rate sensitive earning assets compared to the amount of rate sensitive liabilities issued are the principal factors in projecting the effect that fluctuating interest rates will have on future net interest income and the fair value of financial instruments. Rate sensitive earning assets and interest-bearing liabilities are those that can be re-priced to current market rates within a given time period. Management monitors the rate sensitivity of all interest earning assets and interest bearing liabilities, but places particular emphasis on the upcoming year. The Company's Asset/Liability Management policy requires risk assessment relative to interest pricing and related terms and places limits on the risk to be assumed by the Company.

The Company uses several tools to monitor and manage interest rate sensitivity. One of the primary tools is simulation analysis. Simulation analysis is a method of estimating the fair value of financial instruments, the earnings at risk, and capital at risk under varying interest rate conditions. Simulation analysis is used to estimate the sensitivity of the Company's net interest income and stockholders' equity to changes in interest rates. Simulation analysis accounts for the expected timing and magnitude of assets and liability cash flows as interest rates change, as well as the expected timing and magnitude of deposit flows and rate changes whether or not these deposits re-price on a contractual basis. In addition, simulation analysis includes adjustments for the lag between movements in market interest rates on loans and interest-bearing deposits. These adjustments are made to reflect more accurately possible future cash flows, re-pricing behavior and ultimately net interest income.

As of June 30, 2002, the Company's simulation analysis indicated that the Company is at greatest risk in a decreasing interest rate environment. The table that follows depicts the results of the simulation assuming one and two percent decreases and increases in market interest rates.


                                                             Estimated Fair Value of Financial Instruments
                                                   ----------------------------------------------------------------
                                                       Down              Up             Down               Up
                                                     1 Percent        1 Percent       2 Percent         2 Percent
                                                   ------------    -------------    -------------    --------------
                                                                        Dollars in Thousands
Interest-earning Assets:
   Loans.........................................  $    370,035    $     362,318    $     373,457    $      358,609
   Deposits in banks.............................         2,534            2,534            2,534             2,534
   Federal funds sold............................        11,021           11,021           11,021            11,021
   Securities....................................        41,177           38,969           41,946            39,661
                                                   ------------    -------------    -------------    --------------
     Total Interest-earning Assets...............       424,767          414,842          428,958           411,825
                                                   ------------    -------------    -------------    --------------

Interest-bearing Liabilities
   Deposits - Savings and demand.................       115,762          111,746          117,769           109,739
   Deposits - Time...............................       205,731          201,501          207,846           199,386
   Other borrowings..............................        35,791           34,339           36,517            33,613
                                                   ------------    -------------    -------------    --------------
     Total Interest-bearing Liabilities..........       357,284          347,586          362,132           342,738
                                                   ------------    -------------    -------------    --------------

Net Difference in Fair Value.....................  $     67,483    $      67,256    $      66,826    $       69,087
                                                   ============    =============    =============    ==============

Change in Net Interest Income....................  $       (611)   $         517    $      (1,290)   $        1,543
                                                   ============    =============    =============    ==============

PART II - Other Information

   Item 4 - Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (the "Annual Meeting") of Florida Community Bank was held on April 11, 2002, to consider: (i) the election of ten directors, each for a term of one year; (ii) the approval of a Plan of Reorganization and Share Exchange whereby Florida Community Bank would become a wholly-owned subsidiary of Florida Community Banks, Inc. and all of the outstanding shares of Florida Community Bank common stock would be converted, on a one-for-one basis, into outstanding shares of common stock of Florida Community Banks, Inc.; (iii) approval of the 2002 Key Employee Stock Compensation Program; and (iv) ratification of the appointment of Schauer, Taylor, Cox, Vise & Morgan, P.C., as the independent auditors for Florida Community Bank, for the year ending December 31, 2002;

At the Annual Meeting, 2,150,609 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

PROPOSAL I.  To elect the following directors:

                                                                                  FOR                 WITHHELD
       Beauford E. Davidson                                                     2,047,755                40,866
       Patrick B. Langford                                                      2,048,040                40,582
       Lewis J. Nobles, Jr.                                                     2,088,623                     0
       John R. Olliff                                                           2,088,623                     0
       James O'Quinn                                                            2,088,623                     0
       Stephen L. Price                                                         2,088,623                     0
       Bernard T. Rasmussen                                                     2,048,040                40,582
       R.A. Roberts                                                             2,088,623                    20
       Daniel G. Rosbough                                                       2,088,623                     0
       James E. Williams, Jr.                                                   2,088,623                    0

PROPOSAL II.  Approval of a Plan of Reorganization and Share Exchange;

                                                             FOR                 AGAINST               ABSTAIN
                                                     ------------------    ------------------    ------------------
                                                          2,132,331                2,518                11,538

PROPOSAL III.  Approval of the 2002 Key Employee Stock Compensation Program:

                                                             FOR                 AGAINST               ABSTAIN
                                                     ------------------    ------------------    ------------------
                                                          2,076,202               55,556                18,802

PROPOSAL IV. Ratification of the selection of Schauer, Taylor, Cox, Vise & Morgan, P.C., as independent auditors of the Bank for the fiscal year ending December 31, 2002;

                                                             FOR                 AGAINST               ABSTAIN
                                                     ------------------    ------------------    ------------------
                                                          2,142,474                    0                 8,135


   Item 6  - Exhibits and Reports on Form 8-K

Exhibit No.                                               Exhibit                                          Page

     (a)  Financial Statements, Financial Schedules and Exhibits.

     3.1  Articles of  Incorporation  of FCBI (included as Exhibit 3.1 to FCBI's
          Registration  Statement  on Form 8-A  filed  with the SEC on April 15,
          2002 and incorporated herein by reference).

     3.2  By-laws  of FCBI  (included  as  Exhibit  3.2 to  FCBI's  Registration
          Statement on Form 8-A filed with the SEC on April 15, 2002 and incorporated herein by reference).

     4.1  Subordinated Promissory Note, dated December 24, 2001, between Florida
          Community Bank and  Independent  Bankers Bank of Florida  (included as
          Exhibit 4.1 to the Bank's Form 10-KSB for the year ended  December 31,
          2001, and incorporated herein by reference).

     4.2  Specimen Common Stock  Certificate of FCBI (included as Exhibit 4.1 to
          FCBI's Registration  Statement on Form 8-A filed with the SEC on April
          15, 2002 and incorporated herein by reference).

     10.1 Employment  agreement  with  Thomas S. Junker  dated  December 9, 1997
          (included as Exhibit 10.1 to the Bank's Registration Statement on Form
          10-SB-A for the year ended December 31, 1998 and incorporated herein by reference).

     10.2 2002 Key  Employee  Stock  Compensation  Program of FCBI  (included as
          Appendix D to the Bank's Definitive Schedule 14-A filed with the FDIC on March 22, 2002 and incorporated herein by reference).

     10.3 Amended and Restated Trust  Agreement among Florida  Community  Banks,
          Inc. as depositor, Wilmington Trust Company as property trustee, Wilmington Trust Company, as Delaware trustee, and Stephen L. Price, and Thomas V. Ogletree as administrators, dated as of June 21, 2002.

     10.4 Guarantee   Agreement   between  Florida   Community  Banks,  Inc.  as
          guarantor, and Wilmington Trust Company as guarantee trustee, dated as of June 21, 2002.

     10.5 Junior  Subordinated  Indenture  between Florida Community Banks, Inc.
          (as Company) and  Wilmington  Trust Company (as trustee),  dated as of
          June 21, 2002.

     10.6 Term Loan Agreement  between  Florida  Community  Banks,  Inc. and The
          Bankers Bank, Atlanta, Georgia, dated June 13, 2002.

     11   Statement of computation of earnings per common share                                              24

     (b)  Reports on Form 8-K

          During the quarter ended June 30, 2002, no reports were filed for Florida Community Bank or Florida Community Banks, Inc. on Form 8-K.


Exhibit 11 - Statements Re: Computation of Per Share Earnings


                          FLORIDA COMMUNITY BANKS, INC.

                    COMPUTATION OF EARNINGS PER COMMON SHARE



The following tabulation presents the calculation of basic and diluted earnings per common share for the three-month and six-month periods ended June 30, 2001 and 2000. Average shares outstanding have been retroactively adjusted on an equivalent share basis for the effects of the stock dividends and splits as discussed in the notes to the financial statements.


                                                                Three Months                   Six Months
                                                               Ended June 30,                Ended June 30,
                                                     ------------------------------   -----------------------------
                                                          2002            2001             2002           2001
                                                     -------------    -------------   -------------  --------------

Basic Earnings Per Share:
   Net income....................................    $   1,721,108    $   1,561,758   $   3,212,690  $    2,788,924
                                                     =============    =============   =============  ==============

   Earnings on common shares.....................    $   1,721,108    $   1,561,758   $   3,212,690  $    2,788,924
                                                     =============    =============   =============  ==============

   Weighted average common shares
     outstanding - basic.........................        2,602,764        2,602,764       2,602,764       2,602,764
                                                     =============    =============   =============  ==============

   Basic earnings per common share...............    $        0.66    $        0.60   $        1.23  $         1.07
                                                     =============    =============   =============  ==============

Diluted Earnings Per Share:
   Net income....................................    $   1,721,108    $   1,561,758   $   3,212,690  $    2,788,924
                                                     =============    =============   =============  ==============

   Weighted average common shares
     outstanding - diluted.......................        2,613,784        2,602,764       2,607,916       2,602,764
                                                     =============    =============   =============  ==============

   Diluted earnings per common share.............    $        0.66    $        0.60   $        1.23  $         1.07
                                                     =============    =============   =============  ==============

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with Florida Community Banks, Inc.'s ("Company") Quarterly Report on Form 10-Q for the period ended June 30, 2002 ("Report"), each of the undersigned certify that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:   August 12, 2002                                            By:   /s/ Stephen L. Price
                                                                        -------------------------------------------
                                                                        Stephen L. Price
                                                                        President and Chief Executive Officer

Date:   August 12, 2002                                            By:   /s/ Thomas V. Ogletree
                                                                        -------------------------------------------
                                                                        Thomas V. Ogletree
                                                                        Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           FLORIDA COMMUNITY BANKS, INC.


                           By:  /s/ Stephen L. Price                              August 12, 2002
                                ---------------------------------------------     ---------------------------
                                Stephen L. Price                                  Date
                                President and Chief Executive Officer




                                /s/ Thomas V. Ogletree                            August 12, 2002
                                ---------------------------------------------     -----------------------
                                Thomas V. Ogletree                                Date
                                Chief Financial Officer