Form 10-Q
period 2002-09-30
FLORIDA COMMUNITY BANKS INC
filed 2002-11-08
CIK 1170902

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    Form 10-Q


   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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



                                    No Change
(Former name,former address and former fiscal year,if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements   for   the   past   90   days.    Yes   X      No
                                                   ---------   ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value         Outstanding at November 1, 2002: 2,602,764

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

                                    Form 10-Q
                          FLORIDA COMMUNITY BANKS, INC.
                               September 30, 2002


                                TABLE OF CONTENTS

                                                                                                           Page No.
Part I - Financial Information

  Item 1 - Consolidated Financial Statements (Unaudited)

           Consolidated Statements of Financial Condition as of September 30, 2002
              and December 31, 2001.......................................................................     4

           Consolidated Statements of Income For The Three Months Ended
              September 30, 2002 and 2001.................................................................     5

           Consolidated Statements of Income For The Nine Months Ended
              September 30, 2002 and 2001.................................................................     6

           Consolidated Statement of Shareholders' Equity For The Nine Months
              Ended September 30, 2002....................................................................     7

           Consolidated Statements of Cash Flows For The Nine Months
              Ended September 30, 2002 and 2001...........................................................     8

           Notes to Consolidated Financial Statements.....................................................     9

  Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................................................    12

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk.....................................    20

  Item 4 - Controls and Procedures........................................................................    22

Part II - Other Information

  Item 6 - Exhibits and Reports on Form 8-K...............................................................    23

Signatures

Certification of Periodic Financial Reports

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements


                          FLORIDA COMMUNITY BANKS, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
              September 30, 2002 (Unaudited) and December 31, 2001

                                                                                  September 30,
                                                                                      2002           December 31,
                                                                                   (Unaudited)           2001
                                                                                ----------------  -----------------
Assets
Cash and due from banks......................................................   $     11,984,326  $      15,193,797
Interest-bearing deposits with banks.........................................            461,756          7,845,331
Federal funds sold...........................................................          3,750,000                 --
                                                                                ----------------  -----------------
       Cash and Cash Equivalents.............................................         16,196,082         23,039,128

Interest-bearing time deposits with banks....................................                 --          2,500,000
Securities available-for-sale................................................          2,374,977          1,960,475
Securities held-to-maturity, fair value of $41,734,519 and $33,290,686.......         40,940,805         33,041,035

Loans, net of unearned income................................................        390,768,491        318,665,591
Allowance for loan losses....................................................         (5,519,105)        (3,802,836)
                                                                                ----------------  -----------------
       Net Loans.............................................................        385,249,386        314,862,755

Premises and equipment, net..................................................          9,519,556          7,938,850
Accrued interest.............................................................          2,974,557          2,688,165
Other assets.................................................................          2,266,755          2,030,264
                                                                                ----------------  -----------------

       Total Assets..........................................................   $    459,522,118  $     388,060,672
                                                                                ================  =================

Liabilities and Shareholders' Equity


Liabilities
Deposits
   Non-interest-bearing......................................................   $     55,740,416  $      60,160,766
   Interest-bearing..........................................................        317,794,911        257,700,574
                                                                                ----------------  -----------------
       Total Deposits........................................................        373,535,327        317,861,340

Short-term borrowings........................................................                 --          1,086,000
Long-term Federal Home Loan Bank advances....................................         40,000,000         32,500,000
Subordinated capital note....................................................                 --          5,000,000
Other long-term debt.........................................................             53,311             79,761
Guaranteed preferred beneficial interests in the company's
   subordinated debentures...................................................         10,000,000                 --
Deferred compensation........................................................            435,063            473,267
Accrued interest.............................................................          1,825,041          1,688,813
Other liabilities............................................................            926,975            232,836
                                                                                ----------------  -----------------
       Total Liabilities.....................................................        426,775,717        358,922,017

Shareholders' Equity
Common stock-par value $.01 per share, 10,000,000 shares
   authorized, 2,602,764 shares issued and outstanding.......................             26,028             26,028
Paid-in capital..............................................................         16,685,260         16,685,260
Retained earnings............................................................         16,035,113         12,427,367
                                                                                ----------------  -----------------
       Total Shareholders' Equity............................................         32,746,401         29,138,655
                                                                                ----------------  -----------------

Total Liabilities and Shareholders' Equity...................................   $    459,522,118  $     388,060,672
                                                                                ================  =================

                 See notes to consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                 Three months Ended September 30, 2002 and 2001
                                   (Unaudited)


                                                                                           Three Months
                                                                                        Ended September 30,
                                                                                -----------------------------------
                                                                                      2002               2001
                                                                                ----------------  -----------------

Interest Income
   Interest and fees on loans................................................   $      7,722,266  $       6,148,876
   Interest and dividends
     Taxable securities......................................................            554,528            594,397
   Tax-exempt securities.....................................................                979              3,054
   Interest on federal funds sold and other interest income..................             26,391            104,898
                                                                                ----------------  -----------------
       Total Interest Income.................................................          8,304,164          6,851,225
                                                                                ----------------  -----------------

Interest Expense
   Interest on deposits......................................................          2,500,246          2,673,305
   Interest on borrowed funds................................................            450,723            257,736
                                                                                ----------------  -----------------
       Total Interest Expense................................................          2,950,969          2,931,041
                                                                                ----------------  -----------------

Net Interest Income..........................................................          5,353,195          3,920,184

Provision for loan losses....................................................          1,100,000            150,000
                                                                                ----------------  -----------------

Net Interest Income After Provision for Loan Losses..........................          4,253,195          3,770,184

Noninterest Income
   Customer service fees.....................................................            293,400            234,361
   Insurance commissions.....................................................              9,465             12,189
   Other non-interest income.................................................            146,076             79,206
                                                                                ----------------  -----------------
       Total Noninterest Income..............................................            448,941            325,756
                                                                                ----------------  -----------------

Noninterest Expenses
   Salaries and employee benefits............................................          1,492,150          1,405,042
   Occupancy and equipment expense...........................................            397,940            297,614
   Other non-interest expenses...............................................            421,824            409,620
                                                                                ----------------  -----------------
       Total Noninterest Expenses............................................          2,311,914          2,112,276
                                                                                ----------------  -----------------

Income before income taxes...................................................          2,390,222          1,983,665
Provision for income tax expense.............................................            902,005            797,499
                                                                                ----------------  -----------------

Net Income...................................................................   $      1,488,217  $       1,186,166
                                                                                ================  =================

Earnings Per Common Share
   Basic.....................................................................   $           0.57  $           0.46
   Diluted...................................................................               0.57              0.46

Weighted Average Shares Outstanding
   Basic.....................................................................          2,602,764          2,602,764
   Diluted...................................................................          2,631,120          2,602,764


                 See notes to consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  Nine months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                                                           Nine Months
                                                                                        Ended September 30,
                                                                                -----------------------------------
                                                                                      2002               2001
                                                                                ----------------  -----------------

Interest Income
   Interest and fees on loans................................................   $     21,240,816  $      18,856,442
   Interest and dividends
     Taxable securities......................................................          1,665,684          1,809,749
     Tax-exempt securities...................................................              3,855             17,450
   Interest on federal funds sold and other interest income..................            202,864            537,402
                                                                                ----------------  -----------------
       Total Interest Income.................................................         23,113,219         21,221,043
                                                                                ----------------  -----------------

Interest Expense
   Interest on deposits......................................................          7,463,671          8,457,449
   Interest on borrowed funds................................................          1,209,177            739,810
                                                                                ----------------  -----------------
       Total Interest Expense................................................          8,672,848          9,197,259
                                                                                ----------------  -----------------

Net Interest Income..........................................................         14,440,371         12,023,784

Provision for loan losses....................................................          1,710,000            450,000
                                                                                ----------------  -----------------

Net Interest Income After Provision for Loan Losses..........................         12,730,371         11,573,784

Noninterest Income
   Customer service fees.....................................................            894,584            756,286
   Insurance commissions.....................................................             27,589             31,788
   Other non-interest income.................................................            513,999            324,129
   Security gains............................................................             36,083                 --
                                                                                ----------------  -----------------
       Total Noninterest Income..............................................          1,472,255          1,112,203
                                                                                ----------------  -----------------

Noninterest Expenses
   Salaries and employee benefits............................................          4,201,363          4,214,861
   Occupancy and equipment expense...........................................          1,170,300            858,685
   Other non-interest expenses...............................................          1,305,671          1,182,572
                                                                                ----------------  -----------------
       Total Noninterest Expenses............................................          6,677,334          6,256,118
                                                                                ----------------  -----------------

Income before income taxes...................................................          7,525,292          6,429,870
Provision for income tax expense.............................................          2,824,385          2,454,780
                                                                                ----------------  -----------------

Net Income...................................................................   $      4,700,907  $       3,975,090
                                                                                ================  =================

Earnings Per Common Share
   Basic.....................................................................   $           1.81  $           1.53
   Diluted...................................................................               1.80              1.53

Cash Dividends Declared
   Cash dividends declared per common share..................................   $           0.42  $           0.42

Weighted Average Shares Outstanding
   Basic.....................................................................          2,602,764          2,602,764
   Diluted...................................................................          2,610,696          2,602,764


                 See notes to consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      Nine months Ended September 30, 2002
                                   (Unaudited)




                                                 Common            Paid-in          Retained
                                                  Stock            Capital          Earnings             Total
                                               ------------     ------------     --------------    ----------------

Balance at December 31, 2001..............     $      26,028    $  16,685,260    $   12,427,367    $     29,138,655

Net income - Nine months ended
   September 30, 2002.....................                --               --         4,700,907           4,700,907

Cash dividends - Nine months ended
   September 30, 2002.....................                --               --        (1,093,161)         (1,093,161)
                                               -------------    -------------    --------------    ----------------

Balance at September 30, 2002.............     $      26,028    $  16,685,260    $   16,035,113    $     32,746,401
                                               =============    =============    ==============    ================


                 See notes to consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine months Ended September 30, 2002 and 2001
                                   (Unaudited)


                                                                                           Nine Months
                                                                                        Ended September 30,
                                                                                -----------------------------------
                                                                                      2002               2001
                                                                                ----------------  -----------------

Operating Activities
   Net Income................................................................   $      4,700,907  $       3,975,090
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Provision for loan losses.............................................          1,710,000            450,000
       Depreciation, amortization, and accretion, net........................            509,535            353,619
       (Increase) decrease in accrued interest receivable....................           (286,392)           835,518
       Increase in accrued interest payable..................................            136,228            587,396
       Other, net............................................................            354,110           (135,615)
                                                                                ----------------  -----------------
       Net Cash Provided By Operating Activities.............................          7,124,388          6,068,008
                                                                                ----------------  -----------------

Investing Activities
   Net (increase) decrease in held-to-maturity securities....................         (7,934,370)         2,284,089
   Net increase in available-for-sale securities.............................           (414,502)                --
   Net decrease in interest-bearing time-deposits at banks...................          2,500,000                 --
   Loans made to customers, net of repayments................................        (72,096,630)       (46,788,669)
   Purchase of fixed assets, net.............................................         (2,040,096)        (1,156,388)
   Sale of branch premises...................................................                 --          1,855,000
   Net (increase) decrease in other real estate owned........................             49,788            (16,295)
                                                                                ----------------  ------------------
       Net Cash Used In Investing Activities.................................        (79,935,810)       (43,822,263)
                                                                                ----------------  -----------------

Financing Activities
   Net decrease in noninterest-bearing deposits..............................         (4,420,350)        (5,405,190)
   Net increase in interest-bearing deposits.................................         60,094,337         21,663,266
   Dividends paid............................................................         (1,093,161)        (1,084,485)
   Increase (decrease) in short-term borrowings..............................         (1,112,450)        12,588,000
   Repayment of subordinated note............................................         (5,000,000)                --
   Net increase in Federal Home Loan Bank advances...........................          7,500,000          4,500,000
   Issuance of subordinated floating rate deferrable interest debentures.....         10,000,000                 --
                                                                                ----------------  -----------------
       Net Cash Provided By Financing Activities.............................         65,968,376         32,261,591
                                                                                ----------------  -----------------

Net Increase in Cash and Cash Equivalents....................................         (6,843,046)        (5,492,664)

Cash and Cash Equivalents at Beginning of Period.............................         23,039,128         16,846,983
                                                                                ----------------  -----------------

Cash and Cash Equivalents at End of Period...................................   $     16,196,082  $      11,354,319
                                                                                ================  =================

Supplemental Disclosure of Non-cash Transactions

Issuance of common stock for a one-for-one 100% acquisition..................   $     29,138,655  $              --

                 See notes to consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)

Note A - Basis of Presentation

The consolidated financial statements include the accounts of Florida Community Banks, Inc. ("FCBI") and its wholly-owned subsidiaries, Florida Community Bank (the "Bank") and FCBI Capital Trust I ("the Trust"), collectively the "Company." The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The statement of financial condition at December 31, 2001, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The December 31, 2001 financial information contained in this Form 10-Q represents solely the financial information of the Bank. On April 15, 2002, FCBI acquired all the outstanding stock of the Bank through a 100%, one-for-one stock exchange under a method of accounting similar to the pooling method. This method is allowed under Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") as defined by Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16") when the exchange of shares between entities under common control result only in a change of the reporting entity (see Note F). Certain reported amounts have been reclassified in prior periods to conform to the most recent period presented.


Note B - Income Taxes

The effective tax rates of approximately 37.7% and 40.2% for the three months ended September 30, 2002 and 2001 and 37.5% and 38.2% for the nine months ended September 30, 2002 and 2001, respectively, are more than the federal statutory tax rate for corporations principally because of the effect of state income taxes, net of federal tax benefit.


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

At September 30, 2002, the Company had no net unrealized gains/losses in available-for-sale securities, which are reflected in the presented assets and resulted in no change in shareholders' equity. There were no trading securities.


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

Note G - Guaranteed Preferred Beneficial Interests in the Company's Subordinated
         Debentures

On June 21, 2002, FCBI Capital Trust I ("FCBI Trust"), a Delaware statutory trust established by the Company, received $10,000,000 in proceeds in exchange for $10,000,000 principal amount of FCBI Trust's floating rate cumulative trust preferred securities (the "preferred securities") in a trust preferred private placement. The proceeds of that transaction were then used by FCBI Trust to purchase an equal amount of floating rate subordinated debentures (the "subordinated debentures") of the Company. The Company has fully and unconditionally guaranteed all obligations of FCBI Trust on a subordinated basis with respect to the preferred securities. The Company accounts for the FCBI Trust preferred securities as a minority interest. Subject to certain limitations, the preferred securities qualify as Tier 1 capital and are presented in the Consolidated Statements of Financial Condition as "Guaranteed preferred beneficial interests in the Company's subordinated debentures." The sole asset of FCBI Trust is the subordinated debentures issued by the Company. Both the preferred securities of FCBI Trust and the subordinated debentures of the Company each have approximately 30-year lives. However, both the Company and FCBI Trust have a call option after five years, subject to regulatory capital requirements.


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


Note I - Term Loan Agreement

On June 13, 2002, the Company entered into a $5,000,000, 360-day term loan agreement with The Bankers Bank, Atlanta, Georgia, at an interest rate of prime less one-half (P-1/2%). The Company has pledged 51% of the outstanding shares of Florida Community Bank, a 100% owned subsidiary of the Company, as collateral on this note. At September 30, 2002, no portion of this loan had been funded.


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

                          FLORIDA COMMUNITY BANKS, INC.
                               September 30, 2002


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to assist an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the consolidated financial statements and related notes appearing in Item 1 of the September 30, 2002, Form 10-Q, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing in the Bank's Annual Report on Form 10-KSB for the year ended December 31, 2001.

Forward-Looking Information

Certain statements contained in this Quarterly Report on Form 10-Q, which are not historical facts, are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. In addition, the Company, through its senior management, from time to time makes forward-looking public statements concerning its expected future operations and performance and other developments. All forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "expect," "anticipates," "intend" and "project" and similar words or expression are intended to identify forward-looking statements. In addition to risks and uncertainties that may affect operations, performance, growth projections and the results of the Company's business, which include, but are not limited to, fluctuations in the economy, the relative strength and weakness in the commercial and consumer sector and in the real estate market, the actions taken by the Federal Reserve Board for the purpose of managing the economy, interest rate movements, the impact of competitive products, services and pricing, timely development by the Company of technology enhancements for its products and operating systems, legislation and similar matters, the Company's future operations, performance, growth projections and results will depend on its ability to respond to the challenges associated with a weakening economy, particularly in the real estate development sector, which is prominent in the Company's primary market. Although management of the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Prospective investors are cautioned that any such forward-looking statements are not guaranties of future performance, involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events or circumstances that may affect the accuracy of any forward-looking statement.


FINANCIAL CONDITION

September 30, 2002 compared to December 31, 2001

The Company continued its operations concentrating in the origination of loans in southwestern Florida. As discussed more fully below, loan growth was funded by an increase in deposits from brokered certificates of deposit and from Internet bulletin board rate postings. No significant changes in operating goals or policies occurred during the first nine months of 2002.

Loans

Loans comprised the largest single category of the Company's earning assets on September 30, 2002. Loans, net of unearned income and reserve for loan losses, totaled 83.8% of total assets at September 30, 2002 compared to 82.1% of total assets at December 31, 2001. During the first nine months of 2002, loans increased approximately $72 million with $2.5 million of that increase in agricultural, commercial and industrial loans and the remainder of the increase in loans secured by real estate. The rapid influx of population to southwest Florida continued to influence the demand for real estate loans, particularly construction and development loans.

The company has a significant investment in loans to finance land development and construction. At September 30, 2002 the Company had $124 million in construction, land development and other land loans outstanding, compared to a total loan portfolio of $391 million.

Investment Securities and Other Earning Assets

The investment securities portfolio is used to provide a source of liquidity, to serve as collateral for borrowings and to secure certain government deposits. Federal funds sold are the most liquid earning asset and is used to manage the daily cash position of the Company. Investment securities and other short-term investments increased $8.3 million during the first nine months of 2002 as the investment portfolio increased in response to normal growth in assets.

Asset Quality

From December 31, 2001 to September 30, 2002, the Company's asset quality deteriorated due to the increase in non-performing loans. The ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) decreased from 1.61:1 to 0.53:1. The percentage of nonperforming assets to total assets increased from 0.61% to 2.27%, and the percentage of nonperforming loans to total loans increased from 0.74% to 2.67%. These ratios were affected by a $9.1 million increase in loans secured by real estate that were nonperforming loans at September 30, 2002. In response to the increase in non-performing loans, the allowance for loan losses was increased by charging $1,710,000 to the provision for possible loan losses during the first nine months of 2002 compared to $450,000 during the same period in 2001.

During the first nine months of 2002, recoveries on loans previously charged-off exceeded the amount of loans charged-off by $6 thousand.

Deposits

Total deposits of $373.5 million at September 30, 2002 represented an increase of $55.6 million (17.5%) from total deposits of $317.9 million at year-end 2001. The majority of the increase was attributable to two deposit sources: Internet certificates of deposit (gathered by posting the Bank's rates on an Internet bulletin board accessed by various financial institutions in the United States) and brokered certificates of deposit. At September 30, 2002, brokered and Internet certificates of deposit totaled approximately $83.7 million.

Shareholders' Equity

Consolidated shareholders' equity increased $3.6 million from December 31, 2001 to September 30, 2002, due to net income during the first nine months of 2002, less dividends paid.

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

The primary function of asset and liability management is not only to ensure adequate liquidity in order to meet the needs of its customer base, but also to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that the Company also can provide a return to its shareholders. Daily monitoring of the sources and uses of funds is necessary to maintain an acceptable position that meets both requirements. To the Company, both assets and liabilities are considered sources of liquidity funding and both are, therefore, monitored on a daily basis.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Loans that mature in one year or less equaled approximately $122.6 million at September 30, 2002, and there are approximately $3.0 million of investment securities maturing within one year. In addition, Federal funds sold (an overnight investment) totaled $3.8 million at September 30, 2002.

The liability portion of the balance sheet provides liquidity through deposits to various customers' interest-bearing and noninterest-bearing deposit accounts. At September 30, 2002, funds also were available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $22.5 million and credit availability at the Federal Home Loan Bank of Atlanta (up to 15% of assets, approximately $69 million) of which $29 million is available and unused. At September 30, 2002, the Bank had unused collateral totaling approximately $24.8 million, thus limiting the advances potentially available to that amount.

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

On June 13, 2002, the Company entered into a $5,000,000, 360-day term loan agreement with The Bankers Bank, Atlanta, Georgia, at an interest rate of prime less one-half (P-1/2%). The Company has pledged 51% of the outstanding shares of Florida Community Bank, a 100% owned subsidiary of the Company, as collateral on this note. At September 30, 2002, no portion of this loan was outstanding.

Regulatory authorities are placing increased emphasis on the maintenance of adequate capital. Capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which consists of common equity less goodwill and the newly issued guaranteed preferred beneficial interest in the Company's subordinated debentures, subject to limitation, totaled $42.7 million at September 30, 2002. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and the portion of the guaranteed preferred beneficial interest in the Company's subordinated debentures which exceeds the allowable Tier I capital amount. Tier I capital plus the Tier II capital components is referred to as Total Risk-Based capital and was $48.3 million at September 30, 2002.

The Company's and the Bank's current capital positions exceed the "well-capitalized" regulatory guidelines. Management has reviewed and will continue to monitor the Company's asset mix and the loan loss allowance, which are the areas determined to be most affected by these capital requirements.


RESULTS OF OPERATIONS

Three months ended September 30, 2002 and 2001

Summary

Net earnings of the Company for the three months ended September 30, 2002, totaled $1,488,217 compared to $1,186,166 for the same period in 2001, representing a 25.5% increase. The increase was due principally to the after-tax effect of a $1.4 million increase in net interest income, partially offset by a $950 thousand increase in the provision for loan losses. As explained more fully below, the increase in net interest income was due to an increased volume of loans and interest-bearing deposits, each offset by a decline in rates. The increase in the provision in loan losses was in response to a significant increase in non-performing loans secured by real estate.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's income. Net interest income during the three months ended September 30, 2002 increased $1,433,011 thousand (36.6%) from the same period in 2001.

This increase was due primarily to the increase in loan interest and fee income with a significantly lower increase in interest expense. Interest income increased due to greater volume, partially offset by a decline in the rate. Interest expense increased due to greater volume, almost all of which was offset by the declines in the rate paid for deposits. Lower deposit rates available in the brokered certificate of deposit markets prompted the Company to seek funds from that source.

The Company was in an interest sensitive position during 2002 and 2001 with a larger dollar amount of interest-earning assets subject to repricing than interest-bearing liabilities. Therefore, during 2002 and 2001 when rates were generally declining, the Company's loan and investment portfolios rapidly repriced at lower rates and reduced the net interest margin. Conversely, during periods when rates generally increase, the Company may benefit from increased net interest income due to its asset sensitive position. A principal reason for the improved net interest income during the third quarter of 2002 was the re-pricing of the Bank's certificates of deposit at lower rates during most of 2002.

Provision for Loan Losses

The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. This level is determined based upon the Bank's historical charge-offs, management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $1,100,000 for the three months ended September 30, 2002 compared to $150,000 during the same period in 2001. Charge-offs exceeded recoveries by approximately $10 thousand for the three months ended September 30, 2002. During the three months ended September 30, 2001, recoveries exceeded net charge-offs by approximately $10 thousand. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was 1.41% at September 30, 2002, compared to 1.19% at year-end 2001.

Noninterest Income

Noninterest income for the three months ended September 30, 2002, was $448,941 compared to $325,756 for the same period of 2001, an increase of 37.8%. The increase was primarily due to an increase in customer service fees of $59 thousand.

Noninterest Expenses

Noninterest expenses for the three months ended September 30, 2002, were $2,311,914 reflecting an 9.5% increase from the same period of 2001. The primary components of noninterest expenses are salaries and employee benefits, which increased $87 thousand for the three months ended September 30, 2002 compared to the same period in 2001, caused by the offsetting effects of an increase in the deferral of employee related loan origination expenses and added staff. Occupancy costs increased $100 thousand. Both employee cost (other than the deferred portion) and occupancy cost increased due to the new branch offices opened during 2001and 2002.

Income Taxes

The provision for income taxes of $902,005 for the three months ended September 30, 2002, increased $105 thousand compared to the same period of 2001, due to higher taxable earnings. The effective tax rate for both periods is more than the statutory federal rate principally because of state income taxes, net of the federal tax benefit.

Nine months ended September 30, 2002 and 2001

Summary

Net earnings of the Company for the nine months ended September 30, 2002, totaled $4,700,907 compared to $3,975,090 for the same period in 2001, representing an 18.3% increase. The increase was due principally to the after-tax effect of an increase in net interest income of $2.42 million, partially offset by an increase in the loan loss provision of $1.26 million.

Net Interest Income

Net interest income of the Company during the nine months ended September 30, 2002 increased $2.42 million (20.1%) from the same period in 2001. This increase was due primarily to the increase in loan interest and fee income and decreased deposit interest expense. The increase loan interest was caused primarily by volume increases and the decrease in deposit interest expense was caused by lower rates paid on a higher volume of certificates of deposit.

The Company was in an asset sensitive position during 2000 and 2001 with a larger dollar amount of interest-earning assets subject to re-pricing than interest-bearing liabilities. During the first nine months of 2001 when rates were generally declining, the Company's interest income has been reduced at a faster rate than the cost of liabilities. During 2002 rates remained low and the Company's cost of deposits also re-priced at lower rates, thus contributing to the improved net interest income.

Provision for Loan Losses

The provision for loan losses was $1,710,000 for the nine months ended September 30, 2002 and $450,000 for the comparable period in 2001. Net recoveries during the nine months ending September 30, 2002 totaled $6 thousand. During the comparable period during 2001 net charge-offs totaled $27 thousand. As noted previously, the increase in the provision during 2002 was in response to an increase in non-performing loans and due to loan portfolio growth since December 31, 2001.

Noninterest Income

Noninterest income for the nine months ended September 30, 2002, was $1,472,255 compared to $1,112,203 for the same period of 2001. The increase was caused primarily by an increase in charges for cash services to customers.

Noninterest Expenses

Noninterest expenses for the nine months ended September 30, 2002, totaled $6,677,334 and reflected a 6.7% increase from the same period of 2001. Both employee costs (before deferral of loan origination salary expense) and occupancy expenses increased due to a new branch offices opening in 2001 and 2002.

Income Taxes

The provision for income taxes of $2,824,385 for the nine months ended September 30, 2002 increased $369 thousand compared to the same period of 2001 due to higher earnings. The effective tax rates of approximately 37.5% for 2002 and 38.2% in 2001 were higher than the federal tax rate due to the effect of state income tax, net of federal tax benefit.

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

In June 2002, the Auditing Standards Board issued SAS No. 97, Amendment to Statement on Auditing Standards No. 50, Reports on the Application of Accounting Principles. This statement prohibits an accountant from providing a written report on the application of accounting principles not involving facts and circumstances of a specific entity.

The impact of SAS No. 95, SAS No. 96 and SAS 97 on the audit of the Company's consolidated financial statements resulting from the issuance of these auditing standards is not expected to be material.

In September 2002, the Auditing Standards Board issued SAS No. 98, Omnibus Statement on Auditing Standards - 2002. This statement revises and amends several previously issued Statements on Auditing Standards. The changes required impose enhanced quality controls and audit considerations on a firm of independent auditors in the conduct of their audit of a company's financial statements. The additional requirements primarily relate to more descriptive guidance on the application of auditing procedures, the auditors report and related disclosures and supplementary information. Although the impact of this statement may require additional auditor procedures and documentation in the conduct of the audit of the Company's consolidated financial statements, it is not expected to have a material impact on the overall timing, issuance or content of the Company's consolidated financial statements.

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

As of September 30, 2002, the Company's simulation analysis indicated that the Company's earnings are at greatest risk in a decreasing interest rate environment. The table that follows depicts the results of the simulation assuming one and two percent decreases and increases in market interest rates.


                                                             Estimated Fair Value of Financial Instruments
                                                   ----------------------------------------------------------------
                                                       Down             Up              Down               Up
                                                     1 Percent       1 Percent        2 Percent         2 Percent
                                                   ------------    -------------    -------------    --------------
                                                                        Dollars in Thousands
Interest-earning Assets:
   Loans.........................................  $    392,771    $     383,250    $     397,063    $      378,695
   Federal funds sold............................         4,112            4,112            4,112             4,112
   Securities....................................        42,464           40,865           43,056            39,926
                                                   ------------    -------------    -------------    --------------
     Total Interest-earning Assets...............       439,347          428,227          444,231           422,733
                                                   ------------    -------------    -------------    --------------

Interest-bearing Liabilities
   Deposits - Savings and demand.................       113,645          109,733          115,602           107,776
   Deposits - Time...............................       207,903          204,307          209,702           202,508
   Other borrowings..............................        40,580           39,526           41,107            38,999
                                                   ------------    -------------    -------------    --------------
     Total Interest-bearing Liabilities..........       362,128          353,566          366,411           349,283
                                                   ------------    -------------    -------------    --------------

Net Difference in Fair Value.....................  $     77,219    $      74,661    $      77,820    $       73,450
                                                   ============    =============    =============    ==============

Change in Net Interest Income....................  $       (420)   $         392    $        (948)   $          775
                                                   ============    =============    =============    ==============

Item 4.  Controls and Procedures

The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule13a-14(c)) as of a date within 90 days of the filing date of this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - Other Information

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

10.3 Amended and Restated Trust Agreement among Florida Community Banks, Inc. as depositor, Wilmington Trust Company as property trustee, Wilmington Trust
     Company, as Delaware trustee, and Stephen L. Price, and Thomas V. Ogletree as administrators, dated as of June 21, 2002 (included as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

10.4 Guarantee Agreement between Florida Community Banks, Inc. as guarantor, and
     Wilmington  Trust Company as guarantee  trustee,  dated as of June 21, 2002
     (included as Exhibit 10.4 to the Company's  Form 10-Q for the quarter ended
     June 30, 2002, and incorporated herein by reference).

10.5 Junior  Subordinated  Indenture  between Florida  Community Banks, Inc. (as
     Company) and  Wilmington  Trust Company (as trustee),  dated as of June 21,
     2002 (included as Exhibit 10.5 to the Company's Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).


Exhibit No.                                               Exhibit                                          Page

10.6 Term Loan Agreement  between Florida  Community Banks, Inc. and The Bankers
     Bank, Atlanta, Georgia, dated June 13, 2002 (included as Exhibit 10.6 to the Company's Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

11   Statement of computation of earnings per common share                                                  25

(b)  Reports on Form 8-K

     During the quarter ended September 30, 2002, no reports were filed for Florida Community Bank or Florida Community Banks, Inc. on Form 8-K.

99.1 Chief Executive Officer - Certification pursuant to 18 U.S.C. Section 1350,
     as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                                   26

99.2 Chief Financial Officer - Certification pursuant to 18 U.S.C. Section 1350,
     as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                                   27




             [The remainder of this page intentionally left blank.]

Exhibit 11 - Statements Re: Computation of Per Share Earnings


                          FLORIDA COMMUNITY BANKS, INC.

                    COMPUTATION OF EARNINGS PER COMMON SHARE



The following tabulation presents the calculation of basic and diluted earnings per common share for the three-month and six-month periods ended September 30, 2002 and 2001. Average shares outstanding have been retroactively adjusted on an equivalent share basis for the effects of the stock dividends and splits as discussed in the notes to the financial statements.


                                                                Three Months                   Nine Months
                                                             Ended September 30,           Ended September 30,
                                                     ------------------------------   -----------------------------
                                                          2002            2001             2002           2001
                                                     -------------    -------------   -------------  --------------

Basic Earnings Per Share:
   Net income....................................    $   1,488,217    $   1,186,166   $   4,700,907  $    3,975,090
                                                     =============    =============   =============  ==============

   Earnings on common shares.....................    $   1,488,217    $   1,186,166   $   4,700,907  $    3,975,090
                                                     =============    =============   =============  ==============

   Weighted average common shares
     outstanding - basic.........................        2,602,764        2,602,764       2,602,764       2,602,764
                                                     =============    =============   =============  ==============

   Basic earnings per common share...............    $        0.57    $        0.46   $        1.81  $         1.53
                                                     =============    =============   =============  ==============

Diluted Earnings Per Share:
   Net income....................................    $   1,488,217    $   1,186,166   $   4,700,907  $    3,975,090
                                                     =============    =============   =============  ==============

   Weighted average common shares
     outstanding - diluted.......................        2,631,120        2,602,764       2,610,696       2,602,764
                                                     =============    =============   =============  ==============

   Diluted earnings per common share.............    $        0.57    $        0.46   $        1.80  $         1.53
                                                     =============    =============   =============  ==============

Exhibit 99.1




                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with Florida Community Banks, Inc.'s ("Company") Quarterly Report on Form 10-Q for the period ended September 30, 2002 ("Report"), each of the undersigned certify that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Date:   November 7, 2002                By:/s/ Stephen L. Price
                                           -------------------------------------
                                           Stephen L. Price
                                           President and Chief Executive Officer

Exhibit 99.2



                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with Florida Community Banks, Inc.'s ("Company") Quarterly Report on Form 10-Q for the period ended September 30, 2002 ("Report"), each of the undersigned certify that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Date:   November 7, 2002                  By:/s/ Thomas V. Ogletree
                                             -----------------------------------
                                             Thomas V. Ogletree
                                             Chief Financial Officer

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           FLORIDA COMMUNITY BANKS, INC.



   By:  /s/ Stephen L. Price                              November 7, 2002
      -------------------------------------          ---------------------------
      Stephen L. Price                               Date
      President and Chief Executive Officer




        /s/ Thomas V. Ogletree                            November 7, 2002
      --------------------------------------         ---------------------------
      Thomas V. Ogletree                             Date
      Chief Financial Officer

CERTIFICATIONS


I, Stephen L. Price, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Florida Community Banks, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 7, 2002

/s/    Stephen L. Price
-----------------------
Stephen L. Price
Chief Executive Officer

CERTIFICATIONS


I, Thomas V. Ogletree, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Florida Community Banks, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 7, 2002

/s/    Thomas V. Ogletree
-------------------------
Thomas V. Ogletree
Chief Executive Officer