Form 10-K
period 2002-12-31
FLORIDA COMMUNITY BANKS INC
filed 2003-03-20
CIK 1170902

Securities and Exchange Commission

                             Washington, D.C. 20549

                               -------------------
                                    FORM 10-K
                                  ANNUAL REPORT
                               -------------------
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2002      Commission File No. 000-1170902


                          FLORIDA COMMUNITY BANKS, INC.
             (Exact Name of Registrant As Specified In Its Charter)

           Florida                                       35-2164765
-------------------------------              -----------------------------------
    (State of Incorporation)                (I.R.S. Employer Identification No.)

1400 North 15th Street, Immokalee, Florida                      34142-2202
------------------------------------------               -----------------------
 (Address of principal executive offices)                  (Including zip code)

                                 (239) 657-3171
                (Issuer's Telephone Number, Including Area Code)

              SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:

                              Name of each exchange
Title of each class                                         on which registered
-------------------                                        ---------------------
       None                                                         None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, $0.01 Par Value
                         ------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:        Yes  X       No
                                             -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2):      Yes        No  X
                                             -----     -----

The issuer's revenues for its most recent fiscal year were $33,586,000.

There is no established trading market for the registrant's capital stock. The aggregate market value of the stock held by non-affiliates of the registrant at March 15, 2003 was $58,661,169, based on a per share price of $25.50, which is the price of the last trade of which management is aware as of such date. Although directors and executive officers of the registrant were assumed to be "affiliates" of the registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

At March 15, 2003, there were 3,123,316 shares of the registrant's Common Stock outstanding.


Documents Incorporated by Reference

Portions of the registrant's definitive Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

                          FLORIDA COMMUNITY BANKS, INC.
                          2002 Form 10-K Annual Report

                                TABLE OF CONTENTS



    Item Number                                                                                          Page  or
   in  Form 10-K                                          Description                                    Location


   PART I

   Item 1.            Business...................................................................            3

   Item 2.            Properties.................................................................            7

   Item 3.            Legal Proceedings..........................................................            7

   Item 4.            Submission of Matters to a Vote of Security Holders........................            7

   PART II

   Item 5.            Market for the Registrant's Common Equity and Related
                      Shareholder Matters........................................................            8

   Item 6.            Selected Financial Data....................................................            9

   Item 7.            Management's Discussion and Analysis of Financial
                      Condition and Results of Operations........................................           10

   Item 7A.           Quantitative and Qualitative Disclosures About Market Risk.................           10

   Item 8.            Financial Statements and Supplementary Data................................           33

   Item 9.            Changes in and Disagreements with Accountants on Accounting
                      and Financial Disclosure...................................................           74
PART III

   Item 10.           Directors, Executive Officers, Promoters and Control Persons;
                      Compliance with Section 16(a) of the Exchange Act..........................           74

   Item 11.           Executive Compensation.....................................................           74

   Item 12.           Security Ownership of Certain Beneficial Owners and Management.............           74

   Item 13.           Certain Relationships and Related Transactions.............................           74

   Item 14.           Controls and Procedures....................................................           74

PART IV

   Item 15.           Exhibits and Reports on Form 8-K...........................................           75

Signatures

Certification of Periodic Financial Reports

                                     PART I

ITEM 1. BUSINESS

General

     Florida Community Banks, Inc. ("FCBI" or the "Company") is a bank holding company, which owns all of the common stock of Florida Community Bank ("Bank" or "FCB") and a special purpose business trust organized to issue Trust Preferred Securities. FCBI is a Florida corporation registered with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended. Through its subsidiary Bank, FCBI is engaged in the commercial banking business in southwestern Florida with offices in Collier, Lee, Hendry, and Charlotte counties. At December 31, 2002, FCBI had total assets of approximately $521 million, total deposits of approximately $424 million and stockholders' equity of approximately $34 million.

     Florida Community Bank is a Florida-chartered commercial bank, which commenced operations in Everglades City, Florida on May 19, 1923, under the name "Bank of the Everglades." The Bank changed its place of business from Everglades City, Florida to Immokalee, Florida in September 1962. FCB changed its name from Bank of the Everglades to "First Bank of Immokalee" in July 1967 and then to "Florida Community Bank" in July 1996 as part of its merger with Tri-County Bank of Lehigh Acres. The Bank is subject to regulation by the Florida Department of Banking and Finance ("Department") and the Federal Deposit Insurance Corporation ("FDIC"). The Bank's main office is located at 1400 North 15th Street, Immokalee, Florida and its telephone number is (239) 657-3171. In addition to the main banking office in Immokalee, the Bank currently operates full-service branches in the southwest Florida cities of Lehigh Acres, LaBelle, Naples (Golden Gate area), Port Charlotte, Punta Gorda and Ft. Myers.

     The Company employs approximately 130 persons and it believes that its relationship with these employees is good.

     The Bank is engaged primarily in soliciting deposits from the general public and investing such deposits, together with other funds, in commercial loans, consumer loans, agricultural loans, and real estate loans. To a lesser extent, the Bank invests its funds in securities issued or guaranteed by agencies of the United States Government and municipalities.

     The Bank operates as a locally operated institution aimed at providing prompt, efficient and personalized service to individuals, small and medium-sized businesses, professionals and other local organizations. The Bank's primary service area encompasses Charlotte, Lee, Collier, Glades and Hendry Counties (the "PSA"). The Bank's principal markets within the PSA are:

     (i)  commercial and small business lending and deposit services;

     (ii) residential real estate mortgage and retail lending and deposit services; and

     (iii) commercial and residential real estate development lending.

     The principal sources of funds for the Bank's loans and other investments are demand, time, savings and other deposits, amortization and prepayment of loans, sales to other lenders or institutions of loans or participations in loans, principal payments or maturities of investment securities, and borrowings. The principal sources of income for the Bank are interest and fees collected on loans, including fees received for servicing loans sold to other lenders or institutions, and to a lesser extent, interest and dividends collected on other investments. The principal expenses of the Bank are interest paid on savings and other deposits, interest paid on other borrowings by the Bank, employee compensation, office expenses and other overhead and operational expenses.

     The Bank offers several deposit accounts, including demand deposit accounts, negotiable order of withdrawal accounts ("NOW" and "Super-NOW" accounts), money market accounts, certificates of deposit and various retirement accounts. In addition, the Bank belongs to an electronic banking network so that its customers may use the automated teller machines (the "ATMs") of other financial institutions and operates drive-in teller services and 24-hour depository vaults.

     The following loan services are offered by the Bank:

     (a) consumer loans, automobile loans, real estate equity lines of credit, education loans and real estate loans secured by single-family residences;

     (b)  commercial  and business  loans for small to  medium-sized  companies,
          including     Small     Business      Administration     and     other
          government-guaranteed financing;

     (c)  individual and builder short-term residential construction financing;

     (d)  home improvement loans; and

     (e)  commercial and residential real estate development loans.

     The Bank provides a full range of competitive banking services and emphasizes the manner in which the services are delivered. Management focuses its efforts on filling the void created by the decreasing number of locally-owned community banks due to acquisitions by large regional holding companies, which it believes has negatively impacted the personal nature of the delivery, quality and availability of banking services available in the PSA and surrounding areas.

Primary Service Area

     The PSA enjoys an abundant work force, attractive business climate and a good relationship between the private and public sectors.

     In general, commercial real estate in the PSA consists of small shopping centers and office buildings. The type of residential real estate within the PSA varies, with a number of condominiums, townhouses, apartments and single-family housing developments dispersed throughout the PSA.

Competition

     The business of banking is highly competitive. The Bank competes with other banks, savings and loan associations and credit unions within the PSA. As of June 30, 2002, there were approximately 46 banks and 5 savings institutions operating in the PSA, operating a total of approximately 326 banking offices. The Bank believes that its operation as a locally owned and controlled bank with a broad base of ownership in the PSA enhances its ability to compete with those non-local financial institutions now operating in its market, but no assurances can be given in this regard.

     The Bank's competitive strategy with respect to the financial institutions described above consists of:

     o reviewing and acting upon loan requests quickly with a locally-based loan committee,

     o    maintaining flexible but prudent lending policies,

     o personalizing service by establishing long-term banking relationships with its customers; and

     o maintaining an appropriate ratio of employees to customers to enhance the level of service.

Facilities

     The Bank's main office in Immokalee, Florida was purchased in 1962. At December 31, 2002 the Bank operated seven branch offices with an eighth office under construction. The Lehigh Acres branch was acquired in 1996 as a result of the acquisition of Tri-County Bank of Lehigh Acres. The Golden Gate branch operates in a facility leased in 1997 for a five-year period. The LaBelle branch was acquired as a result of the acquisition of Hendry County Bank by merger in 1998. The land for the Port Charlotte branch was purchased in 1998 and the branch opened in 1999 after construction was completed. The facility for the Ft. Myers branch is leased for 15 years (with renewal options after that period) and opened in 2000. The Punta Gorda branch office building is owned by the Bank and the underlying land is subject to a 99-year lease, which commenced in 2000. The Cape Coral branch land was purchased in 2001 and the branch opened in 2002. All of the branch facilities are in good condition.

Regulation

     The Bank is subject to comprehensive regulation, examination and supervision by the Department and the FDIC, and is subject to other laws and regulations applicable to banks. Such regulations include limitations on loans to a single borrower and to the Bank's directors, officers and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital and liquidity ratios; the granting of credit under equal and fair conditions; disclosure of the costs and terms of such credit; and restrictions as to permissible investments. The Bank is examined periodically by both the Department and the FDIC and submits periodic reports regarding its financial condition and other matters to each of them. Both the Department and the FDIC have a broad range of powers to enforce regulations under their respective jurisdictions, and to take discretionary actions determined to be for the protection of the safety and soundness of the Bank, including the institution of cease and desist orders and the removal of directors and officers.

     FDIC Regulations. The Bank's deposit accounts are insured by the Bank Insurance Fund of the FDIC up to a maximum of $100,000 per insured depositor. The FDIC issues regulations, conducts periodic examinations, requires the filing of reports and generally supervises the operations of its insured banks. The approval of the FDIC is required prior to a merger or consolidation or the establishment or relocation of an office facility. This supervision and regulation is intended primarily for the protection of depositors and not of stockholders.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") substantially revised the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act. Among other things, FDICIA requires the federal banking regulators to take prompt corrective action in respect to depository institutions that do not meet minimum requirements. FDICIA established five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets each such measure, undercapitalized if it fails to meet any such measure, significantly undercapitalized it is significantly below any such measure and critically undercapitalized if it fails to meet any critical capital level set forth in the regulations. The critically undercapitalized level occurs where tangible equity is less than 2% of total tangible assets or less than 65% of the minimum leverage ratio prescribed by regulation (except to the extent that 2% would be higher than such 65% level). A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

     FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) if the depository institution would thereafter be undercapitalized. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans to the FDIC. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

     Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of the receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to the appointment of a receiver or conservator.

     FDICIA provides authority for special assessments against insured deposits and for the development of a general risk-based insurance assessment system. The risk-based insurance assessment system would be used to calculate a depository institution's semi-annual deposit insurance assessment based on the probability (as defined in the FDICIA) that the BIF will incur a loss with respect to the institution. In accordance with FDICIA, the FDIC implemented a transitional risk-based insurance premium system and increased deposit insurance premiums for commercial banks to an average of 25.4 basis points.

     FDICIA also contains various provisions related to an institution's interest rate risk. Under certain circumstances, an institution may be required to provide additional capital or maintain higher capital levels to address interest rate risks.

     In addition, the FDIC has adopted a minimum leverage ratio of 3%. The minimum leverage ratio is the ratio of common equity, retained earnings and certain amounts of perpetual preferred stock (after subtracting goodwill and after making certain other adjustments) to the total assets of the institution. Generally, banking organizations are expected to operate well above the minimum required capital level of 3% unless they meet certain specified criteria, including that they have the highest regulatory ratings. Most banking organizations are required to maintain a leverage ratio of 3% plus an additional cushion of 1% to 2%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance upon intangible assets.

     Dividend Restrictions. In addition to dividend restrictions placed on the Bank by the FDIC based on the Bank's minimum capital requirements, the Florida Financial Institutions Code prohibits the declaration of dividends in certain circumstances. Section 658.37 (Florida Statutes), prohibits the declaration of any dividend until a bank has charged off bad debts, depreciation and other worthless assets, and has made provision for reasonably-anticipated future losses on loans and other assets. Such dividends are limited to the aggregate of the net profits of the dividend period, combined with a bank's retained net profits for the preceding two years. A bank may declare a dividend from retained net profits that accrued prior to the preceding two years with the approval of the Department. However, a bank will be required, prior to the declaration of a dividend on its common stock, to carry 20% of its net profits for such preceding period to its surplus fund, until the surplus fund equals at least the amount of the bank's common and preferred stock then issued and outstanding. In no event may a bank declare a dividend at any time in which its net income from the current year, combined with its retained net income from the preceding two years is a loss or which would cause the capital accounts of the bank to fall below the minimum amount required by law, regulation, order or any written agreement with the Department or other state or federal regulatory agency.

     Riegle-Neal Interstate Banking and Branching Efficiency Act. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 provides that as of June 1, 1997, adequately capitalized and managed banks will be able to engage in interstate branching by merging banks in different states, including Florida, which did not opt out of the application of this provision. If a state did not opt out, banks will be required to comply with the host state's regulations with respect to branching across state lines.

     Gramm-Leach-Bliley Act. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act which reforms and modernizes certain areas of financial services regulation. The law permits the creation of new financial services holding companies that can offer a full range of financial products under a regulatory structure based on the principle of functional regulation. The legislation eliminates the legal barriers to affiliations among banks and securities firms, insurance companies, and other financial services companies. The law also provides financial organizations with the opportunity to structure these new financial affiliations through a holding company structure or a financial subsidiary. The new law reserves the role of the Federal Reserve Board as the supervisor for bank holding companies. At the same time, the law provides a system of functional regulation which is designed to utilize the various existing federal and state regulatory bodies.

     The law also includes a minimum federal standard of financial privacy. Financial institutions are required to have written privacy policies that must be disclosed to customers. The disclosure of a financial institution's privacy policy must take place at the time a customer relationship is established and not less than annually during the continuation of the relationship. The act also provides for the functional regulation of bank securities activities. The law repeals the exemption that banks were afforded from the definition of "broker," and replaces it with a set of limited exemptions that allow the continuation of some historical broker activities performed by banks. In addition, the act amends the securities laws to include banks within the general definition of dealer. Regarding new bank products, the law provides a procedure for handling products sold by banks that have securities elements.

     In the area of CRA activities, the law generally requires that financial institutions address the credit needs of low-to-moderate income individuals and neighborhoods in the communities in which they operate. Bank regulators are required to take the CRA ratings of a bank or of the bank subsidiaries of a holding company into account when acting upon certain branch and bank merger and acquisition applications filed by the institution. Under the law, financial holding companies and banks that desire to engage in new financial activities are required to have satisfactory or better CRA ratings when they commence the new activity.

     Most of the provisions of the law took effect on March 11, 2000, with other provisions being phased in over a one to two year period thereafter. It is anticipated that the effects of the law, while providing additional flexibility to bank holding companies and banks, may result in additional affiliations of different financial services providers, as well as increased competition, resulting in lower prices, more convenience, and greater financial products and services available to consumers.

     USA Patriot Act. On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act"), which is designed to deny terrorists and others the ability to obtain access to the United States financial system. Title III of the USA Patriot Act is the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001. Among its provisions, the USA Patriot Act mandates or will require financial institutions to implement additional policies and procedures with respect to, or additional measures, including additional due diligence and recordkeeping, designed to address, any or all of the following matters, among others: money laundering; suspicious activities and currency transaction reporting; and currency crimes. The U.S. Department of the Treasury in consultation with the Federal Reserve Board and other federal financial institution regulators has promulgated rules and regulations implementing the USA Patriot Act which (i) prohibits U.S. correspondent accounts with foreign banks that have no physical presence in any jurisdiction; (ii) require financial institutions to maintain certain records for correspondent accounts of foreign banks; (iii) require financial institutions to produce certain records relating to anti-money laundering compliance upon request of the appropriate federal banking agency; (iv) require due diligence with respect to private banking and correspondent banking accounts; (v) facilitate information sharing between the government and financial institutions; and (vi) require financial institutions to have in place a money laundering program. In addition, an implementing regulation under the USA Patriot Act regarding verification of customer identification by financial institutions has been proposed, although such regulation has not yet been finalized. The Company has implemented and will continue to implement the provisions of the USA Patriot Act, as such provisions become effective. The Company currently maintains and will continue to maintain policies and procedures to comply with the USA Patriot Act requirements. At this time, the Company does not expect that the USA Patriot Act will have a significant impact on the financial position of the Company.

     Federal Reserve System. FCBI is a bank holding company subject to the supervision and regulations of the Board of Governors of the Federal Reserve System ("Federal Reserve"). As such, the Company is required to file periodic reports and such other information as the Federal Reserve may deem necessary. The Federal Reserve also conducts examinations of the Company. The Federal Reserve maintains the position that the Company should serve as a source of financial and managerial strength for the Bank and may not conduct its operations in an unsound manner.

     The foregoing is necessarily a general description of certain provisions of federal and state law and does not purport to be complete. Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. The likelihood and timing of any such changes and the impact such changes might have on the Bank cannot be determined at this time.


ITEM 2. PROPERTIES

     For the description of the property of the Company, see "ITEM I - DESCRIPTION OF BUSINESS - Facilities."


ITEM 3. LEGAL PROCEEDINGS

     There are no material proceedings to which the Company is a party.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2002.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  SHAREHOLDER
         MATTERS

     There is no established trading market for the Company's Common Stock, $.01 par value (the "Common Stock"), which has been traded inactively in private transactions. Therefore, no reliable information is available as to trades of the Common Stock or as to the prices at which Common Stock has traded.

     In December 2002, the Company issued 1.2 shares for 1.0 share stock split, thereby increasing the number of shares outstanding from 2,602,764 to 3,123,316.

     Management has reviewed the limited information available as to the ranges at which the Common Stock has been sold and is aware of trades that occurred during 2002. To the best of management's knowledge, the last trade in December was executed at a price of $24.00 per share. The per share price data regarding the Common Stock is provided for information purposes only and should not be viewed as indicative of the actual or market value of the Common Stock.

                                                 Estimated Price Range Per Share
                                                 -------------------------------
                                                      High             Low
                                                 -------------    --------------
2002 (Split Adjusted):
     First Quarter.............................. $       21.67    $        20.83
     Second Quarter.............................         22.29             21.67
     Third Quarter..............................         23.33             21.67
     Forth Quarter..............................         24.00             23.33

2001 (Split Adjusted):

     First Quarter.............................. $       18.75    $        18.40
     Second Quarter.............................         19.58             18.75
     Third Quarter..............................         20.00             19.58
     Fourth Quarter.............................         20.83             20.42

     As of March 15, 2003, there were 3,213,316 shares of Common Stock outstanding held by approximately 900 shareholders of record.

     The payment of future dividends will be at the sole discretion of the Company's Board of Directors and will depend on, among other things, future earnings, capital requirements, the general financial condition of the Company and general business conditions. The Company paid a dividend of $.35 per share (split-adjusted) in the second quarter of 2002. During October 2002, the Company's Board of Directors adopted a policy of capital retention that ceases cash dividends for the foreseeable future.

Equity compensation plan

At their Annual Meeting, the Bank's shareholders adopted the 2002 Key Employee Stock Compensation Program ("Employee Program"), which was assumed by FCBI upon its acquisition of the Bank. The following table reflects the number of shares to be issued upon the exercise of options granted under the Employee Program, the weighted-average exercise price of all such options, and the total number of shares of common stock reserved for the issuance upon the exercise of authorized, but not-yet-granted options, as of December 31, 2002.


                                   Number of Securities to                              Number of Equity Securities
          Plan Category               be Issued Upon the       Weighted-average        Remaining Available for Future
                                   Exercise of Outstanding     Exercise Price of     Issuance Under Equity Compensation
                                           Options            Outstanding Options                   Plan

Equity Compensation Plans
Approved by Shareholders                    55,200                  $15.00                        100,965

Equity Compensation Plans Not                --                       --                            --
Approved by Shareholders

Total                                       55,200                  $15.00                        100,965

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents on a historical basis selected financial data and ratios for the Company.

                                                                          Years Ended December 31,
                                                       ------------------------------------------------------------
                                                           2002         2001        2000        1999        1998
                                                       ----------    ---------   ---------   ----------  ----------
                                                                (Dollars in thousands except per share data)

Earnings Summary:
   Interest income...................................  $   31,570    $  27,903   $  24,991   $   18,160  $   16,463
   Less interest expense.............................      11,787       12,018      10,276        6,231       6,117
   Net interest income...............................      19,783       15,885      14,715       11,929      10,346
   Provision for loan losses.........................       2,510          720       1,000          810         920
   Net interest income after provision
        for loan losses..............................      17,273       15,165      13,715       11,119       9,426
   Non-interest income...............................       2,016        1,699       1,804        1,424       1,092
   Non-interest expense..............................       9,020        8,226       7,553        6,811       6,539
   Income before income taxes........................      10,269        8,638       7,966        5,732       3,979
   Applicable income taxes...........................       3,851        3,292       2,881        2,076       1,465
   Net income........................................       6,418        5,346       5,085        3,656       2,514

Per Common Share Data:
(Retroactively adjusted for effects of stock dividends
  and stock splits)
   Net income - basic ...............................  $     2.05    $    1.71   $    1.63   $    1.17   $    0.80
   Net income - diluted..............................        2.04         1.71        1.63        1.17        0.80
   Cash dividends declared per common share..........        0.35         0.70        0.64        0.55        0.50

Selected Average Balances:
   Total assets......................................  $  446,008    $ 324,188   $ 263,289   $  211,132  $  191,635
   Total loans.......................................     370,062      255,294     206,333      154,771     132,522
   Securities........................................      40,796       40,418      39,676       34,727      30,748
   Earning assets....................................     426,064      307,524     247,238      193,220     169,613
   Deposits..........................................     366,632      271,431     216,348      184,127     166,861
   Long-term borrowings..............................      41,391       17,478      15,607           59          40
   Shareholders' equity..............................      32,025       28,009      24,724       22,134      20,685
   Shares outstanding (split adjusted, in thousands).       3,123        3,123       3,123        3,123       3,123

Selected Period-End Balances:
   Total assets......................................  $  521,448    $ 388,061   $ 296,452   $  238,360  $  216,234
   Total loans.......................................     416,415      318,666     227,155      181,764     152,848
   Securities........................................      36,214       35,001      42,270       38,757      35,343
   Earning assets....................................     498,199      364,012     273,356      220,587     197,408
   Deposits..........................................     423,935      317,861     249,059      204,018     193,822
   Long-term borrowings..............................      60,039       37,580      15,093           39          80
   Shareholders' equity..............................      34,464       29,139      25,970       22,873      20,942
   Shares outstanding (split adjusted)...............       3,123        3,123       3,123        3,123       3,123

Selected Ratios:
   Return on average equity..........................       20.04%       19.09%      20.57%      16.52%      12.15%
   Return on average assets..........................        1.44         1.65        1.93        1.73        1.31
   Net interest margin...............................        4.64         5.17        5.96        6.19        6.12
   Allowance for loan losses to loans................        1.52         1.19        1.44        1.24        1.14
   Net charge-offs to average loans..................        0.00         0.07        0.00        0.19        0.92
   Average equity to average assets..................        7.18         8.64        9.39       10.48       10.79

Cash Dividends Declared..............................  $    1,093    $   2,178   $   1,988   $   1,725   $   1,568

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The purpose of this discussion is to focus on significant changes in the financial condition and results of operations of the Company and its subsidiaries during the past three years. The discussion and analysis is intended to supplement and highlight information contained in the accompanying consolidated financial statements and the selected financial data presented elsewhere in this report.

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Forward-Looking Statements

     This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, and documents incorporated herein by reference, may contain certain statements relating to the future results of the Company based upon information currently available. These "forward-looking statements" (as defined in Section 21E of The Securities and Exchange Act of
1934) are typically identified by words such as "believes", "expects", "anticipates", "intends", "estimates", "projects", and similar expressions. These forward-looking statements are based upon assumptions the Company believes are reasonable and may relate to, among other things, the allowance for loan loss adequacy, simulation of changes in interest rates and litigation results. Such forward-looking statements are subject to risks and uncertainties, which could cause the Company's actual results to differ materially from those included in these statements. These risks and uncertainties include, but are not limited to, the following: (1) changes in political and economic conditions; (2) interest rate fluctuations; (3) competitive product and pricing pressures within the Company's markets; (4) equity and fixed income market fluctuations; (5) personal and corporate customers' bankruptcies; (6) inflation; (7) acquisitions and integration of acquired businesses; (8) technological changes; (9) changes in law; (10) changes in fiscal, monetary, regulatory and tax policies; (11)
monetary fluctuations; (12) success in gaining regulatory approvals when required; and (13) other risks and uncertainties listed from time to time in the Company's SEC reports and announcements.

General

     The Company, through its subsidiary Bank, conducts a commercial banking business, which consists of attracting deposits from the general public and applying those funds to the origination of commercial, consumer and real estate loans (including commercial loans collateralized by real estate). The Company's profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate paid and earned on these balances. Net interest income is dependent upon the Company's interest rate spread, which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximates or exceeds interest-bearing liabilities, any positive interest rate spread will generate interest income. The interest rate spread is impacted by interest rates, deposit flows and loan demand. Additionally, and to a lesser extent, the Company's profitability is affected by such factors as the level of non-interest income and expenses, the provision for loan losses and the effective tax rate. Non-interest income consists primarily of deposit account service charges and other customer service fees. Non-interest expenses consist of compensation and benefits, occupancy-related expenses, and other expenses.

Summary

     Net income for 2002 was $6,418,306, a 20.05% increase over 2001 net income. Net income for 2001 was $5,346,217, a 5.1% increase over 2000 net income. Net income per common share for 2002 was $2.04 (diluted) compared to $1.71 in 2001 and $1.63 in 2000. Net income for 2000 was $5,085,061, a 39.1% increase from 1999 net income of $3,656,265.

     The increases in net income from 1999 to 2000 and from 2000 to 2001 were primarily attributable to increased volume of loans, with the resulting increase in interest and fees. In 2001 and 2002, the volume increase in loans more than offset the decrease in loan interest rates as discussed more fully below.

Earning Assets

     During 2002, earning assets averaged $426 million, an increase of $118 million (38.3%) over 2001. During 2001, earning assets averaged $308 million, an increase of $61 million (24.7%) over 2000. Average earning assets during 2000 totaled $247 million, an increase of $54 million (28.0%) over 1999.

     The management of the Company considers many criteria in managing earning assets, including creditworthiness, diversification, maturity, and interest rate sensitivity. The following table sets forth the Company's interest-earning assets by category at December 31, in each of the last three years.

                                                                                         December 31,
                                                                           ----------------------------------------
                                                                               2002          2001          2000
                                                                           -----------   -----------    -----------
                                                                                        (In thousands)

Interest-bearing deposits with banks....................................   $    12,668   $    10,345    $        --
Securities..............................................................        36,214        35,001         42,270
Federal funds sold......................................................        32,902            --          3,931
Loans:
   Real estate..........................................................       361,420       272,310        184,074
   Commercial and other.................................................        54,995        46,356         43,081
                                                                           -----------   -----------    -----------
     Total loans........................................................       416,415       318,666        227,155
                                                                           -----------   -----------    -----------

Interest-earning assets ................................................   $   498,199   $   364,012    $   273,356
                                                                           ===========   ===========    ===========

Loan Portfolio

     Loan and deposit growth is emphasized in each market the Company operates. The Company has been successful in competing for loans against other larger institutions due primarily to a lending strategy that includes direct involvement by local management. Different customers require different solutions to their financial needs and appreciate local banking officers that understand the local environment and can provide for their business requirements.

     Average loans increased $115 million (45.3%) in 2002 compared to 2001. The increase in loans was a result of successful marketing efforts to originate real estate construction loans and other real estate loans. Loan growth for 2002 was funded primarily by issuance of brokered certificates of deposit and Federal Home Loan Bank of Atlanta advances.

     Average loans increased $49 million (23.7%) in 2001 compared to 2000. The increase in loans was a result of population growth, branch openings, and strong loan demand. Loan growth for 2001 was funded primarily with customer deposits and Federal Home Loan Bank of Atlanta advances.

                                                              Loan  Portfolio
                                                                December 31,

                            2002                2001                2000              1999              1998
                     ------------------  -----------------   -----------------  ----------------  -----------------
                                Percent            Percent            Percent            Percent            Percent
                      Amount   of Total   Amount  of Total    Amount  of Total   Amount of Total   Amount  of Total
                     --------  --------  -------  --------   -------- --------  ------- --------  -------- --------

                                                           (Dollars in Thousands)

Commercial, financial
  and agricultural.  $ 42,876     10.27% $ 38,007    11.92%  $ 37,628   16.56%  $32,718    17.98% $ 30,813    20.12%
Real estate -
  construction.....   140,723     33.70    93,049    29.17     73,665   32.42    48,442    26.63    25,972    16.96
Real estate -
  mortgage.........   220,697     52.85   179,261    56.20    110,409   48.60    95,257    52.36    90,792    59.27
Consumer...........    12,089      2.89     8,481     2.66      5,267    2.32     5,221     2.87     5,274     3.44
Other..............     1,226      0.30       157     0.05        221    0.10       303     0.17       330     0.22
                     --------  --------  --------  --------  --------  ------   -------  -------  --------  -------
                      417,611    100.00%  318,955   100.00%   227,190  100.00%  181,941   100.00%  153,181   100.00%
                                =======            =======            =======            =======            =======

Unearned income....    (1,197)               (289)                (35)             (177)              (332)
Allowance for loan
  losses...........    (6,319)             (3,803)             (3,267)           (2,261)            (1,750)
                     ---------           ---------           ---------         ---------          ---------

Net loans..........  $ 410,095           $ 314,863           $ 223,888         $ 179,503          $ 151,099
                     =========           =========           =========         =========          =========


         The following table sets forth maturities of the loan portfolio and the sensitivity to interest rate changes of the Company's loan portfolio (in thousands):

                                                  Selected Loan Maturity and Interest Rate Sensitivity

                                                                                       Rate Structure  for Loans
                                                   Maturity                              Maturing Over One Year
                                 ---------------------------------------------------  -----------------------------
                                                Over One
                                      One         Year         Over                    Predetermined   Floating or
                                    Year or      Through       Five                      Interest      Adjustable
                                     Less      Five Years      Years        Total          Rate           Rate
                                 -----------   -----------  -----------  -----------  -------------  --------------
                                                             (Amounts in thousands)

Commercial, financial
   and agricultural............  $    22,452   $    18,290  $     2,134  $    42,876  $      15,065  $        5,359
Real estate - construction.....       47,466        74,220       19,037      140,723         51,331          41,926
                                 -----------   -----------  -----------  -----------  -------------  --------------

   Total.......................  $    69,918   $    92,510  $    21,171  $   183,598  $      66,396  $       47,285
                                 ===========   ===========  ===========  ===========  =============  ==============

     For the purposes of this schedule, loans that have reached the fixed contractual floor rate are treated as having a pre-determined interest rate.

Securities Portfolio

     The securities portfolio increased by $1.2 million or 3.5% from 2001 to 2002. The balance in the securities portfolio decreased by $7.3 million or 17.2% from 2000 to 2001. The balance in the securities portfolio decreased as funds were allocated to the loan portfolio throughout 2001. The securities portfolio increased by 9.06% or $3.5 million from 1999 to 2000. The balance in the securities portfolio increased as deposits increased faster than loans in 2000.

     The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity through borrowings secured by that portfolio. On a daily basis, funds available for short-term investment are determined. Funds available for long-term investment are projected based upon anticipated loan and deposit growth, liquidity needs, pledging requirements, maturities of securities, and other factors. The Company holds two classifications of securities: "Held-to-Maturity" and "Available-for-Sale." The Available-for-Sale securities are carried at estimated fair market value and are equity securities at year-end 2002, 2001 and 2000. Held-to-Maturity securities are carried at amortized cost and represent the largest portion of the total securities portfolio. At December 31, 2002, 2001 and 2000 there were no material unrealized gains (losses) in the Available-for-Sale portfolio. At December 31, 2002, 2001 and 2000, net unrealized gains (losses) in the Held-to-Maturity portfolio amounted to $780,513, $249,651 and ($66,363), respectively.

     The following table presents the carrying amounts of the securities portfolio at December 31, in each of the last three years.

                                                  Securities Portfolio

                                                                                      December 31,
                                                                     ----------------------------------------------
                                                                         2002             2001            2000
                                                                     -------------   -------------   --------------
                                                                                     (In thousands)

 Held-to-Maturity:
   U.S. government and agencies.................................     $       3,000   $      16,098   $       32,797
   State and municipal..........................................                --             110            7,603
   Mortgage-backed securities...................................            30,339          16,833              559
                                                                     -------------   -------------   --------------
     Total Held-to-Maturity.....................................            33,339          33,041           40,959
                                                                     -------------   -------------   --------------

 Available-for-Sale:
   Equity securities............................................             2,875           1,960            1,311
                                                                     -------------   -------------   --------------
     Total Available-for-Sale...................................             2,875           1,960            1,311
                                                                     -------------   -------------   --------------

Total Securities................................................     $      36,214   $      35,001   $       42,270
                                                                     =============   =============   ==============

                                          Security Portfolio Maturity Schedule

                                                                       Maturing
                                    --------------------------------------------------------------------------------------
                                           Within              After One But          After Five But            After
                                          One Year           Within Five Years       Within Ten Years         Ten Years
                                    --------------------    -------------------     ------------------    -----------------
                                     Amount      Yield       Amount      Yield       Amount     Yield      Amount    Yield
                                    --------   ---------    --------   --------     --------   -------    --------  -------
                                                                (Amounts in thousands)
Securities Held-to-Maturity:
   (amortized cost)
   U.S. Government and agencies..   $     --     0.00%      $   3,000      5.90%    $     --     0.00%    $     --    0.00%
   Mortgage-backed securities....      5,418     5.21          24,337      4.82          584     6.17           --    0.00
                                    --------                ---------               --------              --------
     Total.......................      5,418     5.21          27,337      4.94          584     6.17           --    0.00
                                    --------                                        --------              --------

Securities Available-for-Sale:
   Equity securities.............         --     0.00              --      0.00           --     0.00        2,875    0.00
                                    --------                ---------               --------              --------

Total Securities.................   $  5,418     5.21       $  27,337      4.94     $    584     6.17     $  2,875    0.00
                                    ========                =========               ========              ========

     There were no securities held by the Company of which the aggregate value at December 31, 2002, 2001 and 2000 exceeded ten percent of shareholders' equity at that date. (Securities which are payable from and secured by the same source of revenue or taxing authority are considered to be securities of a single issuer. Securities of the U.S. Government and U.S. Government agencies and corporations are not included.)

Deposits and Borrowed Funds

     Average deposits increased $95.2 million (35.1%) in 2002 compared to 2001. Total deposits increased $106 million (33.4%) from year-end 2001 to 2002. The largest area of growth in 2002 was in certificates of deposit, which increased $89.8 million. From 2001 to 2002, noninterest-bearing demand deposits decreased $5.7 million or 9.4% and savings deposits increased $22.1 million (31.7%)

     Average deposits rose $55 million or 25.5% in 2001 compared to 2000. Total deposits increased $69 million or 27.5% from year-end 2000 to 2001. The largest area of growth in 2001 was in certificates of deposit, which increased $32 million. From 2000 to 2001, interest-bearing transaction deposits increased $5.1 million or 25.5%, savings deposits increased $18 million or 34.5%, other time deposits of less than $100,000 increased $13 million or 17.2%, and time deposits of $100,000 or more increased $19 million or 34.2%. From year-end 2000 to year-end 2001, total non-interest bearing deposits increased $14 million or 29.4%.

     The following table sets forth the Company's deposit structure at December 31 in each of the last three years.

                                                                                      December 31,
                                                                     ----------------------------------------------
                                                                         2002             2001            2000
                                                                     -------------   -------------   --------------
                                                                                     (In thousands)

Noninterest-bearing deposits:
   Individuals partnerships and corporations....................     $      49,970   $      43,736   $       40,301
   U.S. Government and states and political subdivisions........             2,311           2,408            1,936
   Certified and official checks................................             2,197          14,017            4,268
                                                                     -------------   -------------   --------------
     Total non-interest-bearing deposits........................            54,478          60,161           46,505
                                                                     -------------   -------------   --------------

Interest-bearing deposits:
   Interest - bearing demand accounts...........................            24,774          24,959           19,883
   Savings accounts.............................................            92,109          69,963           52,007
   Certificates of deposit, less than $100,000..................           111,774          86,992           74,200
   Certificates of deposit, more than $100,000..................           140,800          75,786           56,464
                                                                     -------------   -------------   --------------
     Total interest-bearing deposits............................           369,457         257,700          202,554
                                                                     -------------   -------------   --------------

     Total deposits.............................................     $     423,935   $     317,861   $      249,330
                                                                     =============   =============   ==============

     The following table presents a breakdown by category of the average amount of deposits and the weighted average rate paid on deposits for the periods indicated:

                                                                  Years Ended December 31,
                                           -----------------------------------------------------------------------
                                                    2002                    2001                     2000
                                           ----------------------  ----------------------   -----------------------
                                              Amount       Rate       Amount       Rate       Amount        Rate
                                           ----------  ----------  ----------   ---------   ---------    ----------
                                                                   (Dollars in thousands)

Non interest-bearing deposits............  $   53,376      0.00%   $   43,735       0.00%   $  39,268        0.00%
Savings deposits.........................      86,383      1.99        66,586       3.14       56,939        4.20
Time deposits............................     203,413      3.99       138,773       6.05      100,566        6.10
Interest-bearing demand deposits.........      23,460      0.90        22,337       1.92       19,575        2.11
                                           ----------  --------    ----------               ---------

  Total deposits.........................  $  366,632      2.74%   $  271,431       4.02%   $ 216,348        4.13%
                                           ==========              ==========               =========

     At December 31, 2002, time deposits of $100,000 or greater aggregated approximately $140.8 million. The following table indicates, as of December 31, 2002, 2001 and 2000 the dollar amount of $100,000 or more time deposits by the time remaining until maturity (in thousands):

                        Maturities of Large Time Deposits
                                 (In thousands)

                                                                         2002             2001            2000
                                                                     -------------   -------------   --------------

Three months or less............................................     $      49,384   $      27,855   $       29,552
Over three through six months...................................             7,461           3,301            2,813
Over six through twelve months..................................            40,581          27,476           14,434
Over twelve months..............................................            43,374          17,154            9,665
                                                                     -------------   -------------   --------------

     Total......................................................     $     140,800   $      75,786   $       56,464
                                                                     =============   =============   ==============

     At December 31, 2002 and 2001, respectively, borrowed funds consisted primarily of long-term debt. The Bank had $22,250,000 in available lines to purchase federal funds, on an unsecured basis, from commercial banks. At December 31, 2001, the bank had $1,086,000 advanced against these lines. There were no advances against these lines at the end of 2002 and 2000. At December 31, 2002 and 2001 the Company also had credit available of approximately $78 million and $58 million, respectively, with the Federal Home Loan Bank of Atlanta. Of the credit available, $50,000,000 and $32,500,000 had been utilized at December 31, 2002 and 2001, respectively. The line is secured by residential and commercial real estate loans, investment securities and cash.

     The following table sets forth the expected debt service for the next five years based on interest rates and repayment provisions as of December 31, 2002.

                          Maturities of Long-term Debt
                                 (In thousands)

                                                          2003        2004        2005        2006         2007
                                                       ---------   ---------    --------    --------    -----------

   Interest on indebtedness.........................   $   2,463   $   2,247    $  1,723    $    1,323  $     1,231
   Repayment of principal...........................          18      10,518      15,003         4,500           --
                                                       ---------   ---------    --------    ----------  -----------

                                                       $   2,481   $  12,765    $ 16,726    $    5,823  $     1,231
                                                       =========   =========    ========    ==========  ===========


Capital Resources

     Shareholders' equity increased $5.3 million to $34.5 million as of December 31, 2002, and increased $3.2 million $29.1 to million as of December 31, 2001. Shareholders' equity increased $3.1 million to $26.0 million as of December 31, 2000. The increase in shareholders' equity for 2002, 2001 and 2000 was attributable to net income less dividends declared.

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

     A strong capital position, which is vital to the continued profitability of the Company, also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. The objective of management is to maintain a level of capitalization that is sufficient to take advantage of profitable growth opportunities while meeting regulatory requirements. This is achieved by improving profitability through effectively allocating resources to more profitable businesses, improving asset quality, strengthening service quality, and streamlining costs. The primary measures used by management to monitor the results of these efforts are the ratios of return on average assets, return on average common equity and average equity to average assets.

     The table below summarizes these and other key ratios for the Company for each of the last three years.

                           Return on Equity and Assets

                                                                           2002           2001          2000
                                                                        -----------   -----------   -----------

Return on average assets...........................................            1.44%         1.65%         1.93%
Return on average common equity....................................           20.04         19.09         20.57
Dividend payout ratio..............................................           17.03         40.74         39.10
Average common shareholders' equity to average
   assets ratio....................................................            7.18          8.64          9.39

     In addition, bank holding companies are required to maintain capital to support, on a risk-adjusted basis, certain off-balance sheet activities such as loan commitments. The Federal Reserve has adopted capital guidelines governing the activities of bank holding companies. These guidelines require the maintenance of an amount of capital based on risk-adjusted assets so that categories of assets with potentially higher credit risk will require more capital backing than assets with lower risk.

     The capital guidelines classify capital into two tiers, referred to as Tier I and Tier II. Under risk-based capital requirements, Total Capital consists of Tier I Capital, which is generally common shareholders' equity less goodwill, and Tier II Capital, which is primarily a portion of the allowance for loan losses and certain qualifying debt instruments. In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending primarily on the regulatory assigned levels of credit risk associated with such assets. Off-balance sheet items are considered in the calculation of risk-adjusted assets through conversion factors established by the regulators. The framework for calculating risk-based capital requires banks and bank holding companies to meet the regulatory minimums of 4% Tier I and 8% total risk-based capital. In 1990 regulators added a leverage computation to the capital requirements, comparing Tier I Capital to total average assets less goodwill. Banks have similar capital requirements.

     During 2001, the Bank issued $5,000,000 in subordinated debt to qualify as Tier II Capital. Portions of this debt qualify according to maturity as allowable Tier II Capital. In 2001, the Bank had $4,400,000 as qualifying Tier II Capital. There were no similar transactions during 2000. The subordinated debt was repaid by the Bank from proceeds of the Trust Preferred securities issued by the Company and injected into the Bank as Tier I capital.



              [The remainder of this page intentionally left blank]

     The table below illustrates the Company's regulatory capital ratios under federal guidelines at December 31, 2002, 2001 and 2000:

                             Capital Adequacy Ratios

                                                             Statutory             Years ended December 31,
                                                                           ----------------------------------------
                                                              Minimum          2002          2001          2000
                                                            ------------   -----------   -----------    -----------
                                                                                    (Amounts in thousands)

  Tier I Capital                                                           $    44,464   $    29,139    $    25,970
  Tier II Capital                                                                5,856         8,203          3,267
                                                                           -----------   -----------    -----------

  Total Qualifying Capital                                                 $    50,320   $    37,342    $    29,237
                                                                           ===========   ===========    ===========

  Risk Adjusted Total Assets (including
  off-balance-sheet exposures)                                             $   468,050   $   350,629    $   268,019
                                                                           ===========   ===========    ===========

  Adjusted quarterly average assets                                        $   485,977   $   351,496    $   281,659
                                                                           ===========   ===========    ===========

  Tier I Capital Ratio                                              4.00%         9.50%         8.31%         9.69%

  Total Capital Ratio                                               8.00         10.75         10.65         10.91

  Leverage Ratio                                                    4.00          9.15          8.29          9.22

     Information on the Bank capital ratios appears in Footnote 11 to the consolidated financial statements contained elsewhere herein.

     On December 31, 2002 the Company and the Bank exceeded the regulatory minimums and qualified as well capitalized institutions under the regulations.

Liquidity Management

     Liquidity is the ability of a company to convert assets into cash without significant loss and to raise funds by increasing liabilities. Liquidity management involves having the ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs.

     The primary function of asset/liability management is not only to assure adequate liquidity in order for the Bank to meet the needs of its customer base, but to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that the Bank can remain profitable in varying interest rate environments. Both assets and liabilities are considered sources of liquidity funding and both are, therefore, monitored on a daily basis.

     The asset portion of the balance sheet provides liquidity primarily through loan repayments and maturities of or pledge of securities. Additional sources of liquidity are investments in federal funds sold and prepayments from the mortgage-backed securities in the securities portfolio.

     The liability portion of the balance sheet provides liquidity through various interest bearing and noninterest-bearing deposit accounts. The Bank had $22,250,000 and $21,164,000 of federal funds available at December 31, 2002 and 2001, respectively. The Bank also had available as a source of financing, a line of credit with the Federal Home Loan Bank of Atlanta of which $28,000,000 and $25,500,000 was available and unused at December 31, 2002 and 2001, respectively, subject to the availability of assets to pledge to secure such borrowings.

Interest Rate Sensitivity Management

     Interest rate sensitivity is a function of the re-pricing characteristics of the Company's portfolio of assets and liabilities. These re-pricing characteristics are the time frames within which the interest-bearing assets and liabilities are subject to change in interest rates either at replacement or maturity during the life of the instruments. Sensitivity is measured as the difference between the volume of assets and liabilities in the Bank's current portfolio that are subject to re-pricing in future time periods. The differences are known as interest sensitivity gaps and are usually calculated separately for segments of time ranging from zero to thirty days, thirty-one to ninety days, ninety-one days to one year, one to five years, over five years and on a cumulative basis.

     The following table shows interest sensitivity gaps for different intervals as of December 31, 2002.

                       Interest Rate Sensitivity Analysis
                                 (In thousands)

                                         0-30         31-90        90-365         1-5        Over 5
                                         Days         Days          Days         Years        Years        Total
                                      -----------  -----------  -----------  -----------  -----------   -----------

Interest-earning assets (1)
   Loans............................  $   109,000  $    10,720  $    95,072  $   169,777  $    31,846   $   416,415
   Securities and federal funds sold       32,902        2,506        2,895       16,179       14,635        69,117
   Interest-bearing deposits in banks      12,668           --           --           --           --        12,668
                                      -----------  -----------  -----------  -----------  -----------   -----------
                                          154,570       13,226       97,967      185,956       46,481       498,200
                                      -----------  -----------  -----------  -----------  -----------   -----------
Interest-bearing liabilities (2)....
   Demand deposits (3)..............        8,258        8,258        8,258           --           --        24,774
   Savings deposits (3).............       30,703       30,703       30,703           --           --        92,109
   Time deposits....................       34,985       40,165      108,409       69,014           --       252,573
   Long-term borrowings.............           --           --           18       30,021       30,000        60,039
                                      -----------  -----------  -----------  -----------  -----------   -----------
                                           73,946       79,126      147,388       99,035       30,000       429,495
                                      -----------  -----------  -----------  -----------  -----------   -----------

Interest sensitivity gap............  $    80,624  $   (65,900) $   (49,421) $    86,921  $    16,481   $    68,705
                                      ===========  ============ ===========  ===========  ===========   ===========

Cumulative interest sensitivity gap.  $    80,624  $    14,724  $   (34,697) $    52,224  $    68,705
                                      ===========  ===========  ===========  ===========  ===========

Ratio of interest-earning assets to
     Interest-bearing liabilities...       1.92         0.17         0.66         1.88          2.82

Cumulative ratio....................       1.92         1.10         0.88         1.13          1.16

Ratio of cumulative gap to total
   interest-earning assets..........       0.16         0.03        (0.07)        0.10          0.14

     (1)  Excludes  nonaccrual  loans.   Securities   maturities  are  based  on
          projected re-payments at current interest rate levels.

     (2) Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.

     (3) Interests bearing demand and savings deposits are assumed to be subject to movement into other deposit instruments in equal amounts during the 0-30 day period, the 31-90 day period, and the 91-365 day period.

     The above table indicates that in a rising interest rate environment, the Company's earnings may be positively affected in the short-term, (0-30 days) due to earning assets repricing faster than interest-bearing liabilities. As seen in the preceding table, for the first 30 days of repricing opportunity there is an excess of earning assets over interest-bearing liabilities of approximately $80 million. For the first 365 days, interest-bearing liabilities exceed earning assets by approximately $35 million. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread and the level of interest-bearing assets and liabilities may change, thus impacting net interest income. Due to management's continued emphasis on profitability, $3.0 million of the higher-yielding securities presented in the table above have call features, which may result in such securities having a shorter effective life. This in turn may reduce the interest rate sensitivity gap presented above. It should be noted, therefore, that a matched interest-sensitive position by itself would not ensure maximum net interest income.

     Management continually evaluates the condition of the economy, the pattern of market interest rates, and other economic data to determine the types of investments that should be made and at what maturities. Using this analysis, management from time to time assumes calculated interest sensitivity gap positions to maximize net interest income based upon anticipated movements in the general level of interest rates.


Results of Operations

Net Interest Income

     Net interest income is the principal component of a financial institution's income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowings. The following discussion is on a fully taxable equivalent basis.

     Net interest income increased approximately $3.9 million (24.5%) to $19.8 million in 2002 compared to 2001. Net interest income increased $1.2 million (7.8%) to $15.9 million from 2000 to 2001. The increase each year in the net interest income is primarily due to increased volume in total loans.

     Interest income was $31.6 million in 2002, which represented an increase of 13.1% over 2001. Interest income produced by the loan portfolio increased $4.2 million (16.9%) in 2002 compared to 2001. The increase in loan interest reflected the offsetting effects of a lower average rate earned on a greater average investment in loans. Interest income on securities decreased $298 thousand (12.0%) in 2002 compared to 2001. The decrease in securities interest from 2001 to 2002 reflected an increase in the average volume more than offset by the decline in yield. The call of higher rate U.S. Government Agency securities contributed to the lower yields.

     Interest income was $27.9 million in 2001, which represented an increase $2.9 million (11.6%) over 2000. Interest income produced by the loan portfolio increased $2.4 (10.8%) in 2001 compared to 2000. The increase in loan interest reflected the offsetting effects of a lower average rate earned on a greater average investment in loans. Interest income on securities increased $37 thousand (1.5%) in 2001 compared to 2000. The minor increase in securities income from 2000 to 2001 reflected a stable average investment in securities during 2001 and 2000.

     Interest income was $25.0 million in 2000, which represented an increase of $6.8 million (37.5%) over 1999. Interest income produced by the loan portfolio increased $6.5 million (40.6%) in 2000 from 1999. The Bank benefited from a rise in the national interest rate levels and the asset sensitive position of the loan portfolio. Interest income on securities increased $441 thousand (21.9%) from 1999 to 2000. The increase in securities income from 1999 to 2000 is due to an increase in the average volume of taxable securities.

     Interest income other than loans and securities decreased by $259 thousand from 2001 to 2002. During 2001, the Bank maintained a slightly larger investment in federal funds sold (averaging $11.7 million) compared to 2000 while rates declined significantly (about 2.8%), resulting in the decreased income.

     Interest income other than loans and securities increased by $436 thousand from 2000 to 2001. During 2001, the Company maintained a larger investment in federal funds sold (averaging $11 million) compared to 2000, resulting in the increased income. Interest income other than loans and securities decreased by $106 thousand from 1999 to 2000. The decrease is due primarily to the decline in the average federal funds sold balance.

     Total interest expense decreased by $231 thousand (1.9%) in 2002 compared to 2001. The interest expense decrease from 2001 to 2002 is primarily due to the volume increase in time deposit accounts and FHLB advances more than offset by a decline in the average rate paid on both. (See the "Rate/Volume Analysis" following this section.) Interest expense on time deposit accounts decreased $285 thousand although the average volume increased by $64.6 million. The significant rate decline was cause by a shift from locally generated time deposits to brokered time deposits and the general decline in rates during 2002.

     Total interest expense increased by $1.7 million (17.0%) in 2001 compared to 2000. The interest expense increase from 2000 to 2001 is primarily due to the volume increase in time deposit accounts, partially offset by a 38 basis point decline in the average rate paid on total interest-bearing liabilities. Interest expense on time deposit accounts increased $2.2 million (36.7%) from 2000 to 2001 as the Bank relied on that source of funds to make loans.

     Total interest expense increased by $4.0 million or 64.9% in 2000 from 1999. The interest expense increase from 1999 to 2000 is primarily due to the increase in time deposit accounts and long-term borrowings and an increase of 107 basis points in the average rate paid on total interest-bearing liabilities. Interest expense on time deposit accounts increased $2.5 million or 70.2% from 1999 to 2000 and interest expense on long-term borrowings increased $1.0 million over the same period of time.

     The trend in net interest income is commonly evaluated by measuring the average yield on earning assets, the average cost of funds, and the net interest margin. The Company's average yield on earning assets (total interest income divided by average interest earning assets) decreased in 2002 to 7.40% compared to 9.08% in 2001. Most of the decline was caused by the drop in Prime rate during 2001 at the same time the Bank had over $100 million in loans tied to that index. In line with the national interest rate markets, the Bank's average cost of funds (total interest expense divided by average interest bearing liabilities) declined from 4.83% in 2001 to 3.30% in 2002. The Bank's net interest margin (net interest income divided by average interest earning assets) declined in 2002 to 4.64% compared to 5.17% in 2001. The decline was caused by the Bank's asset sensitive position during a period of dropping interest rates as discussed more fully in the section titled "Interest Rate Sensitivity Management" elsewhere in this report.

     The Bank's average yield on earning assets (total interest income divided by average interest earning assets) decreased in 2001 to 9.08% compared to 10.12% in 2000. Most of the decline was caused by the drop in Prime rate during 2001 at the same time the Bank had over $100 million in loans tied to that index. In line with the national interest rate markets, the Bank's average cost of funds (total interest expense divided by average interest bearing liabilities) declined from 5.21% in 2000 to 4.83% in 2001. The Bank's net interest margin (net interest income divided by average interest earning assets) declined in 2001 to 5.17% in 2001 compared to 5.96% in 2000. The decline was caused by the Bank's asset sensitive position during a period of dropping interest rates.

     The net interest margin decreased 23 basis points in 2000 from 6.19% at year-end 1999 to 5.96% at year-end 2000, reflecting a major shift (as a percent of deposits) from lower cost savings accounts to higher cost certificates of deposit. The shift in funding was driven by a rapid loan growth requiring a significant increase in rates to attract certificates of deposit. Partially offsetting the higher rates paid on certificates of deposit in 2000 compared to 1999, the yield on earning assets increased 71 basis points to 10.12% from 9.41% during the same period.



              [The remainder of this page intentionally left blank]

     The tables that follow show, for the periods indicated, the daily average balances outstanding for the major categories of interest-bearing assets and interest-bearing liabilities, and the average interest rate earned or paid thereon. Such yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Also shown are the changes in income attributable to changes in volume and changes in rate.

                                      Average Balances, Interest Income/Expense and Yields/Rates
                                                        Taxable Equivalent Basis

                                                                    Years Ended December 31,
                            ------------------------------------------------------------------------------------------
                                         2002                           2001                          2000
                            ------------------------------  ----------------------------  ----------------------------
                                       Interest    Average            Interest   Average            Interest   Average
                             Average    Income/    Yields/   Average   Income/   Yields/   Average   Income/   Yields/
                             Balance    Expense     Rates    Balance   Expense    Rates    Balance   Expense    Rates
                            ---------  ---------  --------  --------  --------  --------  --------  --------  --------
                                                            (Dollars in thousands)
 Assets:
   Earning assets:
     Loans, net of
       unearned income (1)  $ 370,062   $ 29,128      7.85% $255,294  $ 24,908      9.76% $206,333  $ 22,482     10.90%
   Securities:
     Taxable............       40,714      2,185      5.37    40,093     2,459      6.13    38,984     2,386      6.12
     Tax-exempt.........           82          5      6.10       325        29      8.31       692        65      9.39
                             --------   --------            --------  --------            --------  --------
       Total securities.       40,796      2,190      5.37    40,418     2,488      6.15    39,676     2,451      6.18
   Interest-bearing deposits
     in other banks.....        3,483         77      2.21     1,137        55      4.84        19        --      0.00
   Federal funds sold...       11,723        182      1.55    10,675       463      4.34     1,210        82      6.78
                             --------   --------            --------  --------            --------  --------
       Total interest-
         earning assets (2)   426,064     31,577      7.41   307,524    27,914      9.08   247,238    25,015     10.12

   Non-interest earning assets:
     Cash and due from banks   10,689                          8,756                         9,000
     Accrued interest and
       other assets.....       13,995                         11,449                         9,873
     Allowance for loan
       losses...........       (4,740)                        (3,541)                       (2,822)
                             --------                       --------                      --------

       Total assets.....    $ 446,008                       $324,188                      $263,289
                            =========                       ========                      ========

Liabilities and Shareholders' Equity:
   Interest-bearing liabilities:
     Demand deposits....     $ 23,460        210      0.90% $ 22,337       429      1.92  $ 19,575       413      2.11
     Savings deposits...       86,383      1,715      1.99    66,586     2,088      3.14    56,939     2,389      4.20
     Time deposits......      203,413      8,107      3.99   138,773     8,392      6.05   100,566     6,137      6.10
                             --------   --------            --------  --------            --------  --------
       Total deposits...      313,256     10,032      3.20   227,696    10,909      4.79   177,080     8,939      5.05

     Long-term borrowings      41,391      1,699      4.10    17,478     1,004      5.74    15,607     1,015      6.50
     Short-term borrowings      2,759         56      2.03     3,773       105      2.78     4,614       322
                             --------   --------            --------  --------            --------  --------      6.98
       Total interest-
        bearing liabilities   357,406     11,787      3.30   248,947    12,018      4.83   197,301    10,276
                             --------   --------                      --------  --------  --------  --------      5.21

   Non interest-bearing liabilities:
     Demand deposits....       53,376                         43,735                        39,268
     Accrued interest and
       other liabilities        3,201                          3,497                         1,996
     Shareholders' equity      32,025                         28,009                        24,724
                             --------                       --------                      --------
       Total liabilities and
       shareholders' equity  $446,008                       $324,188                     $ 263,289
                             ========                       ========                     =========

   Net interest income/net
    interest spread.....                  19,790      4.11%             15,896      4.25%             14,739      4.91%
                                                  ========                      ========                      ========

   Net yield on earning assets                        4.64%                         5.17%                         5.96%
                                                  ========                      ========                      ========

   Taxable equivalent adjustment:
     Securities.........                       1                             9                            22
     Loans..............                       6                             2                             2
                                        --------                      --------                      --------
       Total taxable
        equivalent adjustment                  7                            11                            24
                                        --------                      --------                      --------

   Net interest income..                $ 19,783                      $ 15,885                      $ 14,715
                                        ========                      ========                      ========


     (1) Average loans include nonaccrual loans. All loans and deposits are domestic.

     (2) Tax equivalent adjustments have been based on an assumed tax rate of 34 percent, and do not give effect to the disallowance for federal income tax purpose of interest expense related to certain tax-exempt earning assets.


                                                          Rate/Volume Variance Analysis
                                                             Taxable Equivalent Basis

                                     Average Volume               Change in Volume                Average Rate
                             -------------------------------  -------------------------   ------------------------------
                               2002       2001       2000      2002-2001     2001-2000      2002       2001       2000
                             ---------  ---------  ---------  -----------   -----------   --------   --------   --------
                                                              (Dollars in thousands)
Earning assets:

Loans, net of unearned
   income(1)...............  $ 370,062  $ 255,294  $ 206,333  $   117,768   $    48,961       7.85%      9.76%     10.90%

Securities:
   Taxable.................     40,714     40,093     38,984          621         1,109       5.37       6.13       6.12
   Tax exempt..............         82        325        692         (243)         (367)      6.10       8.31       9.39
                             ---------  ---------  ---------  -----------   -----------
     Total securities......     40,796     40,418     39,676        1,868           742       5.37       6.15       6.18
                             ---------  ---------  ---------  -----------   -----------

Interest-bearing deposits
   with other banks........      3,483      1,137         19        2,348         1,118       2.21       4.84       0.00
Federal funds sold.........     11,723     10,675      1,210        1,048         9,465       1.55       4.34       6.78
                             ---------  ---------  ---------  -----------   -----------

     Total earning assets..  $ 426,964  $ 307,524  $ 247,238  $   119,441   $    60,286       7.41       9.08      10.12
                             =========  =========  =========  ===========   ===========

Interest-bearing liabilities:
Deposits:..................
   Demand deposits.........  $  23,460  $  22,337  $  19,575  $     1,123   $     2,762       0.90       1.92       2.11
   Savings.................     86,383     66,586     56,939       19,797         9,647       1.99       3.14       4.20
   Time certificates.......    203,413    138,773    100,566       64,640        38,207       3.99       6.05       6.10
                             ---------  ---------  ---------  -----------   -----------
     Total deposits........    313,256    227,696    177,080       85,560        50,616       3.20       4.79       5.05

Long-term borrowings.......     41,391     17,478     15,607       23,913         1,871       4.10       5.74       6.50
Other borrowings...........      2,759      3,773      4,614       (1,014)         (841)      2.03       2.78       6.98
                             ---------  ---------  ---------  -----------   -----------

     Total interest-bearing
        liabilities          $ 357,406  $ 248,947  $ 197,301  $   108,469   $    51,646       3.30       4.83       5.21
                             =========  =========  =========  ===========   ===========

Net interest income/net interest spread                                                       4.11       4.25       4.91

Net yield on earning assets                                                                   4.64       5.17       5.96

Net cost of funds..........                                                                   2.77       3.91       4.16


                                                                                              Variance Attributed to
                                                                             -------------------------------------------------------
                                 Interest
                              Income/Expense               Variance                      2002                         2001
                          ----------------------   ------------------------  ---------------------------   -------------------------
                           2002    2001    2000     2002-2001    2001-2000    Volume     Rate      Mix     Volume     Rate      Mix
                          ------  ------  ------   -----------  -----------  --------  --------  -------   -------  --------  ------
                                                                 (Dollars in thousands)
Earning assets:
Loans, net of
  unearned income....... $29,128 $24,908 $22,482   $     4,220   $   2,426   $ 11,198  $ (4,814) $(2,164)  $ 5,335  $ (2,351)$ (558)
Securities:
   Taxable..............   2,185   2,459   2,386          (274)         73         38      (307)      (5)       68         5      0
   Tax exempt...........       5      29      65           (24)        (36)       (22)       (9)       7       (34)       (3)     1
                          ------  ------  ------   -----------  ----------   --------  --------  -------   -------  --------  ------
     Total securities...   2,190   2,488   2,451          (298)         37         16      (316)       2        34        (2)     1
                          ------  ------  ------   -----------  ----------   --------  --------  -------   -------  --------  ------
Interest-bearing deposits
   with other banks.....      77      55      --            22          55        114       (30)     (62)        0         1     54
Federal funds sold......     182     463      82          (281)        381         45      (297)     (29)      641       (30)  (230)
                          ------  ------  ------   -----------  ----------   --------  --------  -------   -------  --------  ------
     Total earning
       assets...........  31,577  27,914  25,015         3,663       2,899     11,373    (5,457)  (2,253)    6,010    (2,378)  (733)
                          ------  ------  ------   -----------  ----------   --------  --------  -------   -------  --------  ------

Interest-bearing liabilities:
Deposits:
   Demand...............     210      429      413        (219)        16          22      (229)    (12)        58       (37)    (5)
   Savings..............   1,715    2,088    2,389        (373)      (301)        621      (766)   (228)       405      (604)  (102)
   Time certificates....   8,107    8,392    6,137        (285)     2,255       3,908    (2,861)  (1,332)    2,332       (55)   (22)
                          ------   ------  -------   ---------  ---------    --------  --------  -------   -------  --------  ------
     Total deposits.....  10,032   10,909    8,939        (877)     1,970       4,551    (3,856)  (1,572)    2,795    (696)    (129)
                          ------   ------  -------   ---------  ---------    --------  --------  -------   -------  --------  ------

Long-term borrowings....   1,699    1,004    1,015         695        (11)      1,375      (287)   (393)       122     (118)    (15)
Short-term borrowings...      56      105      322         (49)      (217)        (29)      (28)      8        (59)    (194)     36
                          ------   ------  -------   ---------  ---------    --------  --------  -------   -------  -------   ------
     Total interest-
       bearing
        liabilities.....  11,787   12,018   10,276       (231)      1,742       5,897    (4,171) (1,957)     2,858   (1,008)   (108)
                          ------   ------  -------   ---------  ---------    --------  --------  -------   -------  -------   ------
Net interest income/net
   interest spread...... $19,790  $15,896  $14,739   $   3,894  $   1,157    $  5,476  $ (1,286) $ (296)  $ 3,152  $(1,370) $  (625)
                          ======   ======  =======   =========  =========    ========  ========  =======   =======  =======   ======

Allowance for Loan Losses

     Each of the Bank's loans is assigned to a lending officer responsible for the ongoing review and administration of that loan. Lending officers make the initial identification of loans which present some difficulty in collection or where there is an indication that the probability of loss exists. Lending officers are responsible for the collection effort on a delinquent loan. Senior management is informed of the status of delinquent and problem loans on a monthly basis.

     Senior management makes recommendations monthly to the Board of Directors as to charge-offs. Senior management reviews the allowance for possible loan losses on a monthly basis. The Bank's policy is to discontinue interest accrual when payment of principal and interest is 90 days or more in arrears unless the value of the collateral exceeds the principal plus accrued interest.

     The allowance for possible loan losses represents management's assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as loan loss experience, the amount of past due and nonperforming loans, specific known risk, the status and amount of nonperforming assets, underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for potential credit losses.

     While it is the Bank's policy to charge off in the current period the loans in which a loss is considered probable, there are additional risks of future losses, which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the future state of the economy, management's judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

     Management believes that $6,319,000 on December 31, 2002, $3,803,000 on December 31, 2001, $3,267,000 on December 31, 2000, $2,261,000 on December 31,
1999, and $1,750,000 on December 31, 1998, in the allowance for loan losses were adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.



              [The remainder of this page intentionally left blank]

     The following table sets forth certain information with respect to the Bank's loans, net of unearned income, and the allowance for loan losses for the five years ended December 31, 2002.


                                              Summary of Loan Loss Experience

                                                        2002         2001         2000         1999         1998
                                                     ---------    ---------     --------     --------     ---------
                                                                         (Dollars in thousands)

Allowance for loan losses at beginning of year.....  $   3,803    $   3,267     $  2,261     $  1,750     $   2,045
Loans charged off:
  Commercial, financial and agricultural...........        161          162           50          166           532
  Real estate - mortgage...........................          0          185            8          479         1,021
  Consumer.........................................         46           43           52           38            55
                                                     ---------    ---------     --------     --------     ---------
    Total loans charged off........................        207          390          110          683         1,608
                                                     ---------    ---------     --------     --------     ---------

Recoveries on loans previously charged off:
  Commercial, financial and agricultural...........        193           47           33            7           126
  Real estate - mortgage...........................          3          131           72          340           251
  Consumer.........................................         17           28           11           37            16
                                                     ---------    ---------     --------     --------     ---------
    Total recoveries...............................        213          206          116          384           393
                                                     ---------    ---------     --------     --------     ---------

Net loans charged off (recovered)..................         (6)         184           (6)         299         1,215

Provision for loan losses..........................      2,510          720        1,000          810           920
                                                     ---------    ---------     --------     --------     ---------

Allowance for loan losses at end of period.........  $   6,319    $   3,803     $  3,267     $  2,261     $   1,750
                                                     =========    =========     ========     ========     =========

Loans, net of unearned income, at end of period....  $ 416,415    $ 318,666     $227,155     $181,764     $ 152,848

Average loans, net of unearned income,
  outstanding for the period.......................    370,062      255,294      206,333      154,771       132,522

Ratio of net charge-offs to net average loans......      (0.00)%        0.07%       (0.00)%       0.19%        0.92%


     In evaluating the allowance, management also considers the historical loan loss experience of the Bank, the amount of past due and nonperforming loans, current and anticipated economic conditions, lender requirements and other appropriate information. The Bank allocates the allowance for loan losses to specific loan categories based on an average of historical losses and the volume of each loan category.




              [The remainder of this page intentionally left blank]



              Management allocated the allowance for loan losses to specific loan categories as follows:

                                                        Allocation of Loan Loss Reserve

                                                             December 31,
                      ------------------------------------------------------------------------------------------------------------
                              2002                  2001                  2000                  1999                  1998
                      --------------------  ---------------------  -------------------  --------------------  --------------------
                                 Percent               Percent               Percent               Percent               Percent
                                 of Loans              of Loans              of Loans              of Loans              of Loans
                                 in Each               in Each               in Each               in Each               in Each
                                 Category              Category              Category              Category              Category
                                 to Total              to Total              to Total              to Total              to Total
                        Amount     Loans      Amount     Loans      Amount     Loans      Amount     Loans      Amount     Loans
                      ---------- ---------  ---------- ---------  ---------- ---------  ---------- ---------  ---------- ---------
                             (Dollars in Thousands)
Domestic loans:
  Commercial, financial
    and agricultural  $    2,494     10.27% $    1,566     11.92% $      544     16.56% $      410     17.98% $      336     20.12%
  Real estate -
    mortgage........       3,357     86.54       2,021     85.37       2,647     81.02       1,786     78.98       1,372     76.23
  Consumer..........         468      3.19         216      2.71          76      2.42          65      3.04          42      3.66
                      ---------- ---------  ---------- ---------  ---------- ---------  ---------- ---------  ---------- ---------

                      $    6,319    100.00% $    3,803    100.00% $    3,267    100.00% $    2,261    100.00% $    1,750    100.00%
                      ========== =========  ========== =========  ========== =========  ========== =========  ========== =========

Nonperforming Assets

     Nonperforming assets include nonperforming loans and foreclosed real estate held for sale. Nonperforming loans include loans classified as nonaccrual or renegotiated. The Bank's policy is to place a loan on nonaccrual status when it is contractually past due 90 days or more as to payment of principal or interest unless the collateral value is greater than both the principal due and the accrued interest. At the time a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed and charged against current earnings. Recognition of any interest after a loan has been placed on nonaccrual is accounted for on a cash basis.

     The Bank had nonperforming assets at December 31, 2002, 2001, 2000, 1999, and 1998 of approximately $7,698,000, $2,367,000, $1,548,000, $3,076,000, and
$4,219,000, respectively.

     The following table presents information concerning outstanding balances of nonperforming assets at December 31, 2002, 2001, 2000, 1999, and 1998.

                                                  Nonperforming Assets

                                                                           December 31,
                                               --------------------------------------------------------------------
                                                  2002          2001           2000          1999          1998
                                               -----------   -----------   -----------   -----------    -----------
                                                               (Amounts in thousands, except ratios)

Nonaccruing loans...........................   $     5,035   $     1,333   $     1,352   $       945    $     2,552
Accruing loans 90 days or more past due.....         2,662           984             2         1,313          1,199
Restructured loans..........................            --            --            --            --             --
                                               -----------   -----------   -----------   -----------    -----------
     Total nonperforming loans..............         7,698         2,317         1,354         2,258          3,751
Nonaccruing securities......................            --            --            --            --             --
Other real estate...........................            --            50           194           818            468
                                               -----------   -----------   -----------   -----------    -----------

     Total..................................   $     7,698   $     2,367   $     1,548   $     3,076    $     4,219
                                               ===========   ===========   ===========   ===========    ===========

Ratios:
   Loan loss allowance to total
     nonperforming assets...................         0.821         1.607         2.110          0.735         0.415
                                               ===========   ===========   ===========   ============   ===========
   Total nonperforming loans to total loans
     (net of unearned interest).............         0.018         0.007         0.007          0.017         0.027
                                               ===========   ===========   ===========   ============   ===========

   Total nonperforming assets to
     total assets...........................         0.015         0.006         0.005          0.013         0.020
                                               ===========   ===========   ===========    ===========   ===========

     It is the general policy of the Bank to stop accruing interest income and place the recognition of interest on a cash basis when any commercial, industrial or real estate loan is past due as to principal or interest and the ultimate collection of either is in doubt. Accrual of interest income on consumer installment loans is suspended when any payment of principal or interest, or both, is more than 90 days delinquent. When a loan is placed on a nonaccrual basis, any interest previously accrued but not collected is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest or a guarantor assures payment of interest.

     There has been no significant impact on the Company's consolidated financial statements as a result of the provisions of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, or Statement of Financial Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures.

Noninterest Income

     Noninterest income consists of revenues generated from a broad range of financial services and activities including fee-based services and profits and commissions earned through credit life insurance sales and other activities. In addition, gains or losses realized from the sale of investment portfolio securities are included in noninterest income. Total noninterest income increased by $317 thousand (18.7%) for the year ended December 31, 2002 compared to 2001. The increase was due to higher service charges on deposit accounts (increased $156 thousand) and gains on sale of available-for-sale securities (increased $36 thousand). Total noninterest income decreased by $105 thousand or 5.8% for the year ended December 31, 2001 compared to 2000. The decline was due primarily to a decrease of $256 thousand in insurance proceeds (a non-recurring event) offset by increased fess on customer accounts. Total noninterest income increased by $380 thousand or 26.7% for the year ended December 31, 2000 as compared to 1999 caused in large part by the insurance proceeds noted above.

     The table below sets forth the Bank's noninterest income for the periods indicated.

                                                                                       2001/2002        2000/2001
                                                Years Ended December 31,                Percent          Percent
                                      --------------------------------------------
                                          2002           2001            2000            Change          Change
                                      ------------   ------------    -------------   -------------   --------------
                                                 (Dollars in thousands)

Service charges on deposits........   $      1,268   $      1,112    $       1,096            14.0%             1.5%
Insurance commissions..............             31             41               13           (24.4)           215.4
Securities gains...................             36             --               --              --               --
Gains on other real estate.........             13             19              167           (31.6)           (88.6)
Insurance policy proceeds..........             --             --              256              --               --
Safe deposit box rental............             67             67               66              --              1.5
Exchange fees......................            390            304               47            28.3            546.8
Other..............................            211            156              159            35.3             (1.9)
                                      ------------   ------------    -------------
                                      $      2,016   $      1,699    $       1,804            18.7             (5.8)
                                      ============   ============    =============

Noninterest Expenses

     From 2001 to 2002, noninterest expense increased $795 thousand (9.7%). Salaries and employee benefits in 2002 increased $320 thousand (6.1%) from 2001 to a total of $5.6 million. The increase in 2002 reflected the effect of adding staff for new branches and higher employee benefits costs.

     From 2000 to 2001, noninterest expense increased $672 thousand (8.9%). Salaries and employee benefits in 2001 increased $468 thousand (9.8%) from 2000 to a total of $5.2 million for 2001. The increase in 2001 reflected the staffing required to open two branches and additional support personnel for loans and deposits. From 1999 to 2000, noninterest expense increased $742 thousand (10.9%). Salaries and employee benefits in 2000 increased $671

(16.4%) from 1999 to a total of $4.8 million at year-end 2000. These increases also can be attributed to the overall growth and expansion of the Bank in 2000 and 1999.

     Occupancy and equipment expense increased $328 thousand (24.1%) from 2001 to 2002 and increased $252 thousand (22.7%) from 2000 to 2001. Occupancy and equipment expense rose $79 thousand or 7.7% from 1999 to 2000. The occupancy and equipment expense increases were a result of the additional property and equipment added as a result of new branch locations and the associated depreciation expense.

     The table below sets forth the Bank's noninterest expenses for the periods indicated.

                                                                                       2001/2002        2000/2001
                                                Years Ended December 31,                Percent          Percent
                                      --------------------------------------------
                                          2002           2001            2000            Change          Change
                                      ------------   ------------    -------------   -------------   --------------
                                                 (Dollars in thousands)

Salaries and employee benefits.....   $      5,552   $      5,232    $       4,764              6.1%            9.8%
Occupancy and equipment expense....          1,689          1,361            1,109             24.1            22.7
Professional fees..................            210            191              170              9.9            12.4
Supplies...........................            182            135              128             34.8             5.5
Regulatory fees and assessments....            139            106               87             31.1            21.8
Postage............................            137             99               87             38.4            13.8
Telephone..........................            136            122              103             11.5            18.4
Advertising........................            135            130             161             3.8             (19.3)
ATM expense........................            124            124              101              0.0            22.8
Taxes and licenses.................            103            107              118             (3.7)           (9.3)
Software maintenance...............             70            120               98            (41.7)          (22.4)
Director and committee fees........             67             67               72              --             (6.9)
Litigation settlement..............             --             --              200              --               --
Other..............................            476            431              355             10.2            21.4
                                      ------------   ------------    -------------

   Total...........................   $      9,020   $      8,225    $       7,553              9.7%            8.9%
                                      ============   ============    =============

Income Taxes

     Income tax expense increased $559 thousand (17.0%) to $3.9 million for the year ended December 31, 2002, increased $411 thousand (14.3%) to $3.3 million for the year ended December 31, 2001, $805 thousand (38.8%) to $2.9 for the year ended December 31, 2000, and increased $611 thousand (41.7%) to $2.1 million for the year ended December 31, 1999. The effective tax rate as a percentage of pretax income was 37.5% in 2002, 38.1% in 2001, and 36.2% in 2000. The statutory federal rate was 34 percent during 2002, 2001, and 2000. There is no current or pending tax legislation of which management is aware that if passed would have any material effect on the financial statements. For further information concerning the provision for income taxes, refer to Note 14, Income Taxes, of the "Notes to Financial Statements."

Impact of Inflation and Changing Prices

     A bank's asset and liability structure is substantially different from that of an industrial company in that virtually all assets and liabilities of a bank are monetary in nature. Management believes the impact of inflation on its financial results depends upon the Company's ability to react to changes in interest rates and by such reaction to reduce the inflationary impact on performance. Interest rates do not necessarily move in the same direction, or at the same magnitude, as the prices of other goods and services. As discussed previously, management seeks to manage the relationship between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

Market Risk

     Market risk is the risk arising from adverse changes in the fair value of financial instruments due to a change in interest rates, exchange rates and equity prices. The Company's primary risk is interest rate risk.

     The primary objective of Asset/Liability Management of the Company is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate sensitive earning assets and rate sensitive liabilities. The relationship of rate sensitive earning assets to rate sensitive liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest-bearing liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year and through three years.

     The Company has not experienced a high level of volatility in net interest income primarily because of the relatively large base of core deposits that do not reprice on a contractual basis. These deposit products include regular savings, interest-bearing transaction accounts and money market savings accounts. Balances for these accounts are reported based on historical repricing experienced at each bank. However, the rates paid are typically not directly related to market interest rates, since management has some discretion in adjusting these rates as market rates change.

     The Company uses additional tools to monitor and manage interest rate sensitivity. One of the primary tools is simulation analysis. Simulation analysis is the primary method of estimating earnings at risk and capital at risk under varying interest rate conditions. Simulation analysis is used to test the sensitivity of the Company's net interest income and shareholders' equity to both the level of interest rates and the slope of the yield curve. Simulation analysis accounts for the expected timing and magnitude of assets and liability cash flows, as well as the expected timing and magnitude of deposits that do not reprice on a contractual basis. In addition, simulation analysis includes adjustments for the lag between movements in market interest rates on loans and interest-bearing deposits. These adjustments are made to reflect more accurately possible future cash flows, repricing behavior and ultimately net interest income. The estimated impact on the Company's net interest income before provision for loan loss sensitivity over a one-year time horizon is shown below. Such analysis assumes a sustained parallel shift in interest rates and the Company's estimate of how interest-bearing transaction accounts will reprice in each scenario. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management's strategies, among other factors.

                                                                    Percentage Increase
                                                                  (Decrease) in Interest
                                                                    Income/Expense Given
                                                                    Interest Rate Shifts
                                                             -------------------------------
                                                                 Down 200          Up 200
                                                               Basis Points     Basis Points
         For the Twelve Months After December 31, 2002       ---------------   -------------
         Projected change in:
                  Interest income                                     (6.36)%           5.79%
                  Interest expense                                   (10.30)           11.25
                                                             ---------------   -------------

                  Net interest income                                 (4.00)%           9.27%
                                                             ===============   =============

Other Accounting Issues

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative is to be determined based upon the intended use of the derivative. For certain hedge designations (cash flow and foreign currency exposure) the derivative's gain or loss is reported as a component of other comprehensive income. Other designations require the gain or loss to be recognized in earnings in the period of change. This statement, amended as to effective date by SFAS No. 137, is effective for financial statements for periods beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board also issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS No. 133. The adoption of SFAS No. 133, as amended by SFAS No. 138 did not have a material impact on the Company's consolidated financial statements. In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125. While SFAS No. 140 carries over most of the provisions of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, it provides new standards for reporting financial assets transferred as collateral and new standards for the derecognition of financial assets, in particular transactions involving the use of special purpose entities. SFAS No. 140 also prescribes additional disclosures for collateral transactions and for securitization transactions accounted for as sales. The new collateral standards and disclosure requirements are effective for fiscal years ending after December 15, 2000, while the new standards for the derecognition of financial assets are effective for transfers made after March 31, 2001. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

     In May 2001, the Auditing Standards Board issued Statement on Auditing Standards ("SAS") No. 94, The Effect of Information Technology on the Auditor's Consideration of Internal Control in a Financial Statement Audit. This statement amends SAS No. 55, Consideration of Internal Control in a Financial Statement Audit, by providing additional guidance related to the understanding by the auditor of an entity's use of information technology relevant to the audit. This auditing standard is effective for audits of financial statements for periods beginning on or after June 1, 2001. The impact on the audit of the Company's consolidated financial statements resulting from the issuance of this auditing standard was not material.

     In June 2001, the FASB issued SFAS No. 141, Business Combinations. This statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of SFAS No. 141 are to be accounted for using one method, the purchase method. Prior to the issuance of this statement, subject to certain criteria, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. The two methods produce different financial statement results. The single-method approach used in SFAS No. 141 reflects the conclusion that virtually all business combinations are acquisitions and therefore should be accounted for in the same manner as other asset acquisitions based on the values exchanged. This statement provides expanded and revised guidance related to the allocation of the purchase price to goodwill and other intangibles arising from the business combination. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001.

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

     The adoption of SFAS No. 141 and SFAS No. 142 did not have a material effect on the Company's consolidated financial statements.

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

     In December 2001, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. This statement reconciles and conforms the accounting and financial reporting provisions for similar transactions as applied to different entities within the financial services industry. It eliminates differences in disclosure practices where not warranted and should provide greater consistency in reporting by entities in the financial services industry. This statement is effective for annual and interim financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SOP 01-6 did not have a material effect on the Company's consolidated financial statements.

     In December 2001, the Auditing Standards Board issued SAS No. 95, Generally Accepted Auditing Standards. This statement supersedes Generally Accepted Auditing Standards of SAS No. 1 and generally provides additional guidance to the independent auditor in the conduct of an audit engagement, primarily by addressing authoritative and nonauthoritative publications for audit consideration and guidance. This SAS is effective for audits of financial statements for periods beginning on or after December 15, 2001. The impact on the audit of the Company's consolidated financial statements resulting from the issuance of this auditing standard was not material.

     In January 2002, the Auditing Standards Board issued SAS No. 96, Audit Documentation. This statement supersedes SAS No. 41, Working Papers and amends SAS No. 47, Audit Risk and Materiality in Conducting an Audit, SAS No. 56, Analytical Procedures and SAS No. 59, The Auditor's Consideration of an Entity's Ability to Continue as a Going Concern. This statement provides revised guidance to the independent auditor as to the type, purpose and requirements of audit documentation. This SAS is effective for audits of financial statements for periods beginning on or after May 15, 2002. The impact on the audit of the Company's consolidated financial statements resulting from the issuance of this auditing standard was not material.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical
Corrections. SFAS No. 145 addresses accounting and financial reporting for extinguishments of debt, intangible assets of motor carriers and leases. SFAS No. 145 is effective for fiscal years beginning after and transactions occurring after May 15, 2002. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The statement addresses financial reporting and accounting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The primary difference between SFAS No. 146 and Issue 94-3 relates to the requirement for recognition of a liability related to the cost of an exit or disposal activity when the liability is incurred. Under 94-3, such liability would be recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.

     In June 2002, the Auditing Standards Board issued SAS No. 97, Amendment to Statement on Auditing Standards No. 50, Reports on the Application of Accounting Principles. This statement prohibits an accountant from providing a written report on the application of accounting principles not involving facts and circumstances of a specific entity. This SAS is effective for written reports issued or oral advice provided on or after June 30, 2002. The impact on the audit of the Company's consolidated financial statements resulting from the issuance of this auditing standard is not expected to be material.

     In September 2002, the Auditing Standards Board issued SAS No. 98, Omnibus Statement on Auditing Standards - 2002. This statement revises and amends several previously issued Statements on Auditing Standards. The changes required impose enhanced quality controls and audit considerations on a firm of independent auditors in the conduct of their audit of a company's financial statements. The additional requirements primarily relate to more descriptive guidance on the application of auditing procedures, the auditors report and related disclosures and supplementary information. This SAS No. 98 was effective upon issuance except for the amendment to SAS No. 70, which is effective for reports issued on or after January 1, 2003. The impact on the audit of the Company's consolidated financial statements resulting from the issuance of this auditing standard was not material.

     In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, an amendment of SFAS No. 72 and 144 and FASB
Interpretation No. 9. Except for transactions between two or more mutual enterprises, SFAS No. 147 removes acquisitions of financial institutions from the scope of SFAS No. 72 and Interpretation 9 and requires those transactions be accounted for in accordance with SFAS No. 141 and 142. SFAS No. 147 also amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used. The provisions of SFAS No. 72 requiring the intangible recognition and subsequent amortization of any excess fair value of net liabilities assumed in an acquisition will no longer apply. SFAS No. 147 is essentially effective as of October 1, 2002. As a result, the Company adopted SFAS No. 147 on October 1, 2002, with no material impact on the Company's consolidated financial statements.

     In October 2002, the Auditing Standards Board issued SAS No. 99, Consideration of Fraud in a Financial Statement Audit. This statement supersedes SAS No. 82 and amends SAS No. 1 and SAS No. 85. SAS No. 99 describes fraud and its characteristics; discusses the need for auditors to exercise professional skepticism; requires (as part of planning the audit) that there be a discussion among the audit team members regarding the risks of material misstatement due to fraud; and requires auditors to gather information necessary to identify risks of material misstatement due to fraud. This SAS is effective for audits of financial statements for periods beginning on or after December 15, 2002. The impact on the audit of the Company's consolidated financial statements resulting from the issuance of this auditing standard is not expected to be material.

     In November 2002, the Auditing Standards Board issued SAS No. 100, Interim Financial Information. This statement supersedes SAS No. 71 and establishes standards on the nature, timing and extent of the procedures to be performed by an independent accountant when conducting a review of interim financial information. This SAS is effective for interim periods within fiscal years beginning after December 15. 2002. The impact on the audit of the Company's consolidated financial statements resulting from the issuance of this auditing standard is not expected to be material.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation changes the current practice of accounting for, and the disclosures related to guarantees. Interpretation No. 45 requires certain guarantees to be recorded at fair value, which is a change from the current practice of generally only recording a liability when a loss is probable and reasonably estimable. The interpretation also requires a guarantor to make new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. The disclosure requirements of this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The interpretation's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor's previous accounting for guarantees issued prior to the date of Interpretation No. 45 are not to be revised or restated to reflect the interpretation's provisions. The adoption of the disclosure requirements of Interpretation No. 45 did not have a material impact on the Company's consolidated financial statements. The adoption of the initial recognition and initial measurement provisions of Interpretation No. 45 is not expected to have a material impact on the Company's consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. This Statement also amends APB Opinion No. 28 to require disclosure about those effects in interim financial information. This Statement is effective for financial statements for fiscal years ending after December 15, 2002 and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on the Company's consolidated financial statements.

         In January 2003, the Auditing Standards Board Issued SAS No. 101, Auditing Fair Value Measurements and Disclosures. This statement establishes standards on auditing the measurement and disclosure of assets, liabilities, and specific components of equity presented or disclosed at fair value in financial statements. This SAS is effective for audits of financial statements for periods beginning on or after June 15, 2003. The impact on the audit of the Company's consolidated financial statements resulting from the issuance of this auditing standard is not expected to be material.

          In January 2003, the FASB issued FIN 46, which clarifies the application of Accounting Research Bulletin ("ARB") 51, Consolidated Financial Statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this Interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. Management is currently assessing the impact of FIN 46, and does not expect this Interpretation to have a material impact to the Consolidated Financial Statements.




              [The remainder of this page intentionally left blank]

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by Regulation S-X and by Item 302 of Regulation S-K are set forth in the pages listed below.


FLORIDA COMMUNITY BANKS, INC.
Consolidated Financial Statements

                                                                                                              Page(s)

Independent Auditors' Report ..............................................................................      34
Consolidated Statements of Financial Condition as of December 31, 2002 and 2001............................      35
Consolidated Statements of Income for the Years Ended December 31, 2002, 2001 and 2000.....................      36
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2002, 2001 and 2000.......      37
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000.................      38
Notes to Consolidated Financial Statements.................................................................      40
Quarterly Results (Unaudited)..............................................................................      73

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Florida Community Banks, Inc. and Subsidiaries
Immokalee, Florida


We have audited the accompanying consolidated statements of financial condition of Florida Community Banks, Inc. (a Florida corporation) and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Florida Community Banks, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


Birmingham, Alabama
January 31, 2003               /s/ Schauer Taylor Cox Vise Morgan & Fowler, P.C.
                              --------------------------------------------------
                              Schauer Taylor Cox Vise Morgan & Fowler, P.C.


                 See notes to consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           December 31, 2002 and 2001


                                                                                   2002                  2001
                                                                           ------------------    ------------------
Assets
   Cash and due from banks.............................................    $       13,264,464    $       15,193,797
   Federal funds sold..................................................            32,902,000                    --
   Interest-bearing demand deposits with banks.........................            12,668,201             7,845,331
                                                                           ------------------    ------------------
       Cash and Cash Equivalents.......................................            58,834,665            23,039,128

   Interest-bearing time deposits with banks...........................                    --             2,500,000
   Securities available-for-sale.......................................             2,874,977             1,960,475
   Securities held-to-maturity, fair value of $34,120,018 in
     2002 and $33,290,686 in 2001......................................            33,339,505            33,041,035

   Loans, net of unearned income.......................................           416,414,676           318,665,591
   Allowance for loan losses...........................................            (6,319,298)           (3,802,836)
                                                                           ------------------    ------------------
       Net Loans.......................................................           410,095,378           314,862,755

   Premises and equipment, net.........................................            10,109,252             7,938,850
   Accrued interest....................................................             2,904,150             2,688,165
   Foreclosed real estate..............................................                    --                49,788
   Deferred taxes, net.................................................             1,960,513             1,111,359
   Other assets........................................................             1,329,363               869,117
                                                                           ------------------    ------------------

       Total Assets....................................................    $      521,447,803    $      388,060,672
                                                                           ==================    ==================

Liabilities and Shareholders' Equity

Liabilities
   Deposits:
     Noninterest-bearing...............................................    $       54,478,258    $       60,160,766
     Interest-bearing..................................................           369,456,264           257,700,574
                                                                           ------------------    ------------------
       Total Deposits..................................................           423,934,522           317,861,340

   Short-term borrowings...............................................                    --             1,086,000
   Long-term FHLB advances.............................................            50,000,000            32,500,000
   Subordinated capital note...........................................                    --             5,000,000
   Other long-term debt................................................                39,415                79,761
   Guaranteed preferred beneficial interests in the Company's
     subordinated debentures...........................................            10,000,000                    --
   Deferred compensation...............................................               424,745               473,267
   Accrued interest....................................................             1,866,824             1,688,813
   Other liabilities...................................................               718,497               232,836
                                                                           ------------------    ------------------
       Total Liabilities...............................................           486,984,003           358,922,017

Shareholders' Equity
   Common stock - par value $.01 per share, 10,000,000 shares authorized,
     3,123,316 shares issued and
     outstanding.......................................................                31,233                31,233
   Paid-in capital.....................................................            16,680,055            16,680,055
   Retained earnings...................................................            17,752,512            12,427,367
                                                                           ------------------    ------------------
       Total Shareholders' Equity......................................            34,463,800            29,138,655
                                                                           ------------------    ------------------

       Total Liabilities and Shareholders' Equity......................    $      521,447,803    $      388,060,672
                                                                           ==================    ==================

                 See notes to consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years Ended December 31, 2002, 2001 and 2000


                                                            2002                  2001                  2000
                                                     ------------------    ------------------    ------------------
Interest Income
   Interest and fees on loans.....................   $       29,121,572    $       24,907,498    $       22,479,761
   Interest and dividends on securities:
     Taxable securities...........................            2,184,654             2,458,634             2,386,201
     Tax-exempt securities........................                3,855                18,895                42,512
   Interest on federal funds sold.................              181,906               462,658                81,924
   Interest on deposits in banks..................               78,130                55,200                    --
                                                     ------------------    ------------------    ------------------
       Total Interest Income......................           31,570,117            27,902,885            24,990,398
                                                     ------------------    ------------------    ------------------

Interest Expense
   Interest on FHLB advances......................            1,300,372               999,021             1,015,003
   Interest on deposits...........................           10,032,397            10,909,392             8,939,361
   Interest on short-term borrowings..............               55,987               105,235               319,007
   Interest on other long-term debt...............               91,759                 4,642                 2,506
   Interest on guaranteed preferred
     beneficial interest in the Company's
     subordinated debentures......................              306,715                    --                    --
                                                     ------------------    ------------------    ------------------
       Total Interest Expense.....................           11,787,230            12,018,290            10,275,877
                                                     ------------------    ------------------    ------------------

Net interest income...............................           19,782,887            15,884,595            14,714,521
Provision for loan losses.........................            2,510,000               720,000             1,000,000
                                                     ------------------    ------------------    ------------------

Net Interest Income After Provision
   For Loan Losses................................           17,272,887            15,164,595            13,714,521

Noninterest Income
   Customer service fees..........................            1,268,130             1,065,183             1,100,673
   Gains on other real estate owned, net..........               13,489                    --               166,516
   Investment security gains......................               36,083                    --                    --
   Insurance policy proceeds, net.................                   --                    --               256,010
   Other operating income.........................              698,607               633,455               280,855
                                                     ------------------    ------------------    ------------------
       Total Noninterest Income...................            2,016,309             1,698,638             1,804,054
                                                     ------------------    ------------------    ------------------

Noninterest Expenses
   Salaries and employee benefits.................            5,551,509             5,232,453             4,764,181
   Occupancy and equipment expense................            1,689,334             1,360,901             1,109,263
   Losses on other real estate owned, net.........                   --                10,312                    --
   Other operating expenses.......................            1,779,225             1,621,816             1,679,271
                                                     ------------------    ------------------    ------------------
       Total Noninterest Expenses.................            9,020,068             8,225,482             7,552,715
                                                     ------------------    ------------------    ------------------

Income before income taxes........................           10,269,128             8,637,751             7,965,860
Income tax expense................................            3,850,822             3,291,534             2,880,799
                                                     ------------------    ------------------    ------------------

Net Income........................................   $        6,418,306    $        5,346,217    $        5,085,061
                                                     ==================    ==================    ==================

Earnings Per Common Share
   Basic..........................................   $             2.05     $            1.71     $            1.63
   Diluted........................................                 2.04                  1.71                  1.63

Cash Dividends Declared Per
   Common Share...................................                 0.35                  0.70                  0.64

Weighted Average Shares Outstanding
   Basic..........................................            3,123,316             3,123,316             3,123,316
   Diluted........................................            3,140,439             3,126,245             3,123,316

                 See notes to consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years Ended December 31, 2002, 2001 and 2000


                                             Common             Paid-in            Retained
                                              Stock             Capital            Earnings              Total
                                       ----------------    ----------------   -----------------   -----------------

Balance at
   December 31, 1999................   $         31,233    $     16,680,055   $       6,161,957   $      22,873,245

Net income - 2000...................                 --                  --           5,085,061           5,085,061
                                                                                                  -----------------
Comprehensive income................                 --                  --                  --           5,085,061
                                                                                                  -----------------
Cash dividends - Common
   $0.64 per share..................                 --                  --          (1,988,222)         (1,988,222)
                                       ----------------    ----------------   -----------------   -----------------

Balance at
   December 31, 2000................             31,233          16,680,055           9,258,796          25,970,084

Net income - 2001...................                 --                  --           5,346,217           5,346,217
                                                                                                  -----------------
Comprehensive income................                 --                  --                  --           5,346,217
                                                                                                  -----------------
Cash dividends - Common
   $0.70 per share..................                 --                  --          (2,177,646)         (2,177,646)
                                       ----------------    ----------------   -----------------   -----------------

Balance at
   December 31, 2001................             31,233          16,680,055          12,427,367          29,138,655

Net income - 2002...................                 --                  --           6,418,306           6,418,306
                                                                                                  -----------------
Comprehensive income................                 --                  --                  --           6,418,306
                                                                                                  -----------------
Cash dividends - Common
   $0.35 per share..................                 --                  --          (1,093,161)         (1,093,161)
                                       ----------------    ----------------   -----------------   -----------------

Balance at
   December 31, 2002................   $         31,233    $     16,680,055   $      17,752,512   $      34,463,800
                                       ================    ================   =================   =================


                 See notes to consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2002, 2001 and 2000


                                                            2002                  2001                  2000
                                                     ------------------    ------------------    ------------------

Operating Activities
   Net income.....................................   $        6,418,306    $        5,346,217    $        5,085,061
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Provision for loan losses..................            2,510,000               720,000             1,000,000
       Depreciation, amortization,
         and accretion, net.......................              752,624               544,881               518,527
       Deferred tax benefit.......................             (849,154)             (250,859)             (359,242)
       Realized investment securities gains.......              (36,083)                   --                    --
       (Gain) loss on disposition of
         other real estate........................              (13,489)               10,312              (166,515)
       (Increase) decrease in accrued
         interest receivable......................             (215,985)              728,824              (834,393)
       Increase in accrued interest payable.......              178,011               349,659               713,138
       Other, net.................................              (45,523)             (844,277)              437,880
                                                     ------------------    ------------------    ------------------
       Net Cash Provided By
         Operating Activities.....................            8,698,707             6,604,757             6,394,456
                                                     ------------------    ------------------    ------------------

Investing Activities
   Purchases of securities available-for-sale.....             (941,919)             (650,000)             (975,000)
   Purchases of investment securities
     held-to-maturity.............................          (21,968,075)          (28,310,329)          (10,036,604)
   Proceeds from maturities, calls
     and paydowns of investment
     securities held-to-maturity..................           21,624,634            36,239,078             7,508,194
   Proceeds from sale of securities
     available for sale...........................               63,500                    --                    --
   Purchases of interest-bearing time
     deposits with other banks....................                   --            (2,500,000)                   --
   Proceeds from maturity of interest-
     bearing deposits with other banks............            2,500,000                    --                    --
   Net increase in loans to customers.............          (97,754,367)          (92,039,273)          (45,536,179)
   Purchase of premises and equipment.............           (2,919,987)           (2,386,873)           (1,637,570)
   Proceeds from disposition of
     premises and equipment.......................               62,119             1,829,724                73,948
   Net proceeds from disposition of
     foreclosed real estate.......................               75,000               478,666               941,394
                                                     ------------------    ------------------    ------------------
       Net Cash Used In
         Investing Activities.....................          (99,259,095)          (87,339,007)          (49,661,817)
                                                     ------------------    ------------------    ------------------

                         (Continued on following page)
                 See notes to consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                  Years Ended December 31, 2002, 2001 and 2000


                                                            2002                  2001                  2000
                                                     ------------------    ------------------    ------------------

Financing Activities
   Net increase (decrease) in demand
     deposits, NOW accounts, and
     savings accounts.............................   $       16,278,817    $       36,416,227    $       (3,483,547)
   Net increase in certificates of deposit........           89,794,365            32,114,632            48,795,648
   Net decrease in short-term borrowings..........           (1,086,000)           (1,914,000)           (6,772,000)
   Issuance of long-term debt.....................           25,055,696            17,500,000            15,080,243
   Repayments of long-term debt...................           (7,593,792)              (12,818)              (26,867)
   Issuance of Subordinated Capital Note..........                   --             5,000,000                    --
   Repayment of Subordinated Capital Note.........           (5,000,000)                   --                    --
   Issuance of guaranteed preferred
     beneficial interest in the Company's
     subordinated debentures......................           10,000,000                    --                    --
   Cash dividends.................................           (1,093,161)           (2,177,646)           (1,988,222)
                                                     ------------------    ------------------    ------------------
       Net Cash Provided By
          Financing Activities....................          126,355,925            86,926,395            51,605,255
                                                     ------------------    ------------------    ------------------

Net Increase in Cash and Cash
   Equivalents....................................           35,795,537             6,192,145             8,337,894

Cash and Cash Equivalents
   at Beginning of Year...........................           23,039,128            16,846,983             8,509,089
                                                     ------------------    ------------------    ------------------

Cash and Cash Equivalents
   at End of Year.................................   $       58,834,665    $       23,039,128    $       16,846,983
                                                     ==================    ==================    ==================


                 See notes to consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


Note 1 - Summary of Significant Accounting Policies

Florida Community Banks, Inc. ("FCBI") (a Florida corporation) and its wholly-owned subsidiaries, Florida Community Bank (the "Bank") (a Florida corporation) and FCBI Capital Trust I (the " Trust")(a Delaware statutory trust), collectively referred to herein as the "Company," is headquartered in Immokalee, Florida. The Bank's main office also is in Immokalee, Florida with seven additional branch locations in Southwest Florida. The Bank provides a full range of banking services to individual and corporate customers in Charlotte, Collier, Glades, Hendry and Lee counties and the surrounding areas.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practice within the banking industry. The following summarizes the most significant of these policies.

Business Combination

Florida Community Banks was incorporated on February 20, 2002. FCBI had no assets, liabilities, revenues or operations until April 15, 2002, when FCBI acquired 100% of the outstanding shares of Florida Community Bank common stock pursuant to a Plan of Reorganization and Share Exchange by exchanging one common share of FCBI for one common share of the Bank. The combination has been accounted for as a statutory pooling of interest between affiliates, and, accordingly, all periods presented reflect FCBI and the Bank on a combined basis. Since April 15, 2002, FCBI's predominate activity has been acting as a one-bank holding company for the Bank. The Bank has continued to conduct its activities in substantially the same manner as it had before the acquisition.

Basis of Consolidation

The consolidated financial statements include the accounts of Florida Community Banks, Inc., the Bank and the Trust. All significant inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral. While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

Securities

Securities are classified as either held-to-maturity, available-for-sale, or trading.

Securities held-to-maturity are those securities for which management has the ability and intent to hold on a long-term basis or until maturity. These securities are carried at amortized cost, adjusted for amortization of premiums, and accretion of discount to the earlier of the maturity or call date.

Securities available-for-sale represent those securities intended to be held for an indefinite period of time, including securities that management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital, or other similar factors. Securities available-for-sale are recorded at market value with unrealized gains and losses net of any tax effect, added or deducted directly from shareholders' equity.

Securities carried in trading accounts are carried at market value with unrealized gains and losses reflected in income.

Realized   and   unrealized   gains  and  losses  are  based  on  the   specific
identification method.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses.

The Company has no trading securities.

Loans

Loans are stated at unpaid principal balances, less the allowance for loan losses, unearned discounts and net deferred loan fees.

Unearned discounts on installment loans are recognized as income over the term of the loans using a method that approximates the interest method.

Loan origination and commitment fees, as well as certain direct origination costs, are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method or the straight-line method.

Allowance for Possible Loan Losses

A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Smaller balance homogeneous loans, which consist of residential mortgages and consumer loans, are evaluated collectively and reserves are established based on historical loss experience.

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Increases and decreases in the allowance due to changes in the measurement of the impaired loans are considered in the provision for loan losses. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable. When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance.

Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral, and an analysis of current economic conditions. While management believes that it has established the allowance in accordance with generally accepted accounting principles and has taken into account the views of banking regulators and the current economic environment, there can be no assurance that in the future the Bank's regulators or its economic environment will not require further increases in the allowance.

Income Recognition on Impaired and Non-accrual Loans

Loans, including impaired loans, are generally classified as non-accrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well collateralized and in the process of collection. If a loan or a portion of a loan is classified as doubtful or is partially charged off, the loan is generally classified as non-accrual. Loans that are on a current payment status or past due less than 90 days may also be classified as non-accrual if repayment in full of principal and/or interest is in doubt.

Loans may be returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance by the borrower, in accordance with the contractual terms of interest and principal.

While a loan is classified as non-accrual and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding, except in the case of loans with scheduled amortizations where the payment is generally applied to the oldest payment due. When the future collectability of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a non-accrual loan has been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge offs have been fully recovered. Interest income recognized on a cash basis was immaterial for the years ended December 31, 2002, 2001 and 2000.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Expenditures for additions and major improvements that significantly extend the useful lives of the assets are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. The carrying values of assets traded in are used to adjust the carrying values of the new assets acquired by trade. Assets that are disposed of are removed from the accounts and the resulting gains or losses are recorded in operations.

Depreciation is provided generally by accelerated and straight-line methods based on the estimated useful lives of the respective assets.

Foreclosed Real Estate

Foreclosed real estate includes both formally foreclosed property and in-substance foreclosed property. In-substance foreclosed properties are those properties for which the institution has taken physical possession, regardless of whether formal foreclosure proceedings have taken place.

At the time of foreclosure, foreclosed real estate is recorded at the lower of the carrying amount or fair value less cost to sell, which becomes the property's new basis. Any write-downs based on the asset's fair value at date of acquisition are charged to the allowance for loan losses. After foreclosure, these assets are carried at the lower of their new cost basis or fair value less cost to sell. Costs incurred in maintaining foreclosed real estate and subsequent adjustments to the carrying amount of the property are included in income (loss) on foreclosed real estate.

Advertising Costs

The Company's policy is to expense advertising costs as incurred. Advertising expense for the years ended December 31, 2002, 2001 and 2000 amounted to approximately $135,000, $130,000 and $161,000, respectively.

Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of the allowance for loan losses, accumulated depreciation, and accrued employee benefits for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Stock-Based Compensation

In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation; which defines a fair value based method of accounting for an employee stock option plan. This statement establishes financial accounting and reporting standards for stock-based employee compensation plans and stock-based non-employee compensation. Under the fair value based method, compensation is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, SFAS No. 123 allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No, 25, Accounting for Stock Issued to Employees. The Company has elected to follow APB No. 25 in accounting for its stock option plans.

Retirement Plan

The Company has a defined contribution Pension Plan and a Profit-Sharing Plan covering all eligible employees. Employer contributions to the plans are included in salaries and employee benefits expense. Pension Plan contributions are required at 10 percent of total eligible employee compensation. Profit-Sharing contributions are determined by the board of directors. The Company also has deferred compensation plans with certain executive officers and directors. The Company contributes amounts to the pension fund sufficient to satisfy funding requirements of the Employee Retirement Income Security Act.

Off-Balance Sheet Financial Instruments

In the ordinary course of business the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when paid.

The Bank has available as a source of financing a line of credit with the Federal Home Loan Bank of Atlanta that is limited to 15% of assets (an amount of approximately $78,000,000 at December 31, 2002), of which $28,000,000 was available and unused. The ability to utilize the remaining line is dependent on the amount of eligible collateral that is available to pledge to the Federal Home Loan Bank.

The Bank also has available as a source of short-term financing the purchase of federal funds from other commercial banks from available lines totaling $25,000,000.

Segment Information

All of the Company's offices offer similar products and services, are located in the same geographic region, and serve the same customer segments of the market. As a result, management considers all units as one operating segment and therefore feels that the basic consolidated financial statements and related footnotes provide details related to segment reporting.

Reclassifications

Certain amounts in 2001 and 2000 have been reclassified to conform with the 2002 presentation.

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative is to be determined based upon the intended use of the derivative. For certain hedge designations (cash flow and foreign currency exposure) the derivative's gain or loss is reported as a component of other comprehensive income. Other designations require the gain or loss to be recognized in earnings in the period of change. This statement, amended as to effective date by SFAS No. 137, is effective for financial statements for periods beginning after June 15, 2000. In June 2000, the FASB also issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS No. 133. The adoption of SFAS No. 133, as amended by SFAS No. 138 did not have a material impact on the Company's consolidated financial statements.

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

In May 2001, the Auditing Standards Board issued Statement on Auditing Standards ("SAS") No. 94, The Effect of Information Technology on the Auditor's Consideration of Internal Control in a Financial Statement Audit. This statement amends SAS No. 55, Consideration of Internal Control in a Financial Statement Audit, by providing additional guidance related to the understanding by the auditor of an entity's use of information technology relevant to the audit. This auditing standard is effective for audits of financial statements for periods beginning on or after June 1, 2001. The impact on the audit of the Company's consolidated financial statements resulting from the issuance of this auditing standard was not material.

In June 2001, the FASB issued SFAS No. 141, Business Combinations. This statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of SFAS No. 141 are to be accounted for using one method, the purchase method. Prior to the issuance of this statement, subject to certain criteria, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. The two methods produce different financial statement results. The single-method approach used in SFAS No. 141 reflects the conclusion that virtually all business combinations are acquisitions and therefore should be accounted for in the same manner as other asset acquisitions based on the values exchanged. This statement provides expanded and revised guidance related to the allocation of the purchase price to goodwill and other intangibles arising from the business combination. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001.

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

The adoption of SFAS No. 141 and SFAS No. 142 did not have a material effect on the Company's consolidated financial statements.

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

In December 2001, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. This statement reconciles and conforms the accounting and financial reporting provisions for similar transactions as applied to different entities within the financial services industry. It eliminates differences in disclosure practices where not warranted and should provide greater consistency in reporting by entities in the financial services industry. This statement is effective for annual and interim financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SOP 01-6 did not have a material effect on the Company's consolidated financial statements.

In December 2001, the Auditing Standards Board issued SAS No. 95, Generally Accepted Auditing Standards. This statement supersedes Generally Accepted Auditing Standards of SAS No. 1 and generally provides additional guidance to the independent auditor in the conduct of an audit engagement, primarily by addressing authoritative and nonauthoritative publications for audit consideration and guidance. This SAS is effective for audits of financial statements for periods beginning on or after December 15, 2001. The impact on the audit of the Company's consolidated financial statements resulting from the issuance of this auditing standard was not material.

In January 2002, the Auditing Standards Board issued SAS No. 96, Audit Documentation. This statement supersedes SAS No. 41, Working Papers and amends SAS No. 47, Audit Risk and Materiality in Conducting an Audit, SAS No. 56, Analytical Procedures and SAS No. 59, The Auditor's Consideration of an Entity's Ability to Continue as a Going Concern. This statement provides revised guidance to the independent auditor as to the type, purpose and requirements of audit documentation. This SAS is effective for audits of financial statements for periods beginning on or after May 15, 2002. The impact on the audit of the Company's consolidated financial statements resulting from the issuance of this auditing standard was not material.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 addresses accounting and financial reporting for extinguishments of debt, intangible assets of motor carriers and leases. SFAS No. 145 is effective for fiscal years beginning after and transactions occurring after May 15, 2002. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The statement addresses financial reporting and accounting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The primary difference between SFAS No. 146 and Issue 94-3 relates to the requirement for recognition of a liability related to the cost of an exit or disposal activity when the liability is incurred. Under 94-3, such liability would be recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.

In June 2002, the Auditing Standards Board issued SAS No. 97, Amendment to Statement on Auditing Standards No. 50, Reports on the Application of Accounting Principles. This statement prohibits an accountant from providing a written report on the application of accounting principles not involving facts and circumstances of a specific entity. This SAS is effective for written reports issued or oral advice provided on or after June 30, 2002. The impact on the audit of the Company's consolidated financial statements resulting from the issuance of this auditing standard is not expected to be material.

In September 2002, the Auditing Standards Board issued SAS No. 98, Omnibus Statement on Auditing Standards - 2002. This statement revises and amends several previously issued Statements on Auditing Standards. The changes required impose enhanced quality controls and audit considerations on a firm of independent auditors in the conduct of their audit of a company's financial statements. The additional requirements primarily relate to more descriptive guidance on the application of auditing procedures, the auditors report and related disclosures and supplementary information. This SAS No. 98 was effective upon issuance except for the amendment to SAS No. 70, which is effective for reports issued on or after January 1, 2003. The impact on the audit of the Company's consolidated financial statements resulting from the issuance of this auditing standard was not material.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, an amendment of SFAS No. 72 and 144 and FASB Interpretation No. 9. Except for transactions between two or more mutual enterprises, SFAS No. 147 removes acquisitions of financial institutions from the scope of SFAS No. 72 and Interpretation 9 and requires those transactions be accounted for in accordance with SFAS No. 141 and 142. SFAS No. 147 also amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used. The provisions of SFAS No. 72 requiring the intangible recognition and subsequent amortization of any excess fair value of net liabilities assumed in an acquisition will no longer apply. SFAS No. 147 is essentially effective as of October 1, 2002. As a result, the Company adopted SFAS No. 147 on October 1, 2002, with no material impact on the Company's consolidated financial statements.

In October 2002, the Auditing Standards Board issued SAS No. 99, Consideration of Fraud in a Financial Statement Audit. This statement supersedes SAS No. 82 and amends SAS No. 1 and SAS No. 85. SAS No. 99 describes fraud and its characteristics; discusses the need for auditors to exercise professional skepticism; requires (as part of planning the audit) that there be a discussion among the audit team members regarding the risks of material misstatement due to fraud; and requires auditors to gather information necessary to identify risks of material misstatement due to fraud. This SAS is effective for audits of financial statements for periods beginning on or after December 15, 2002. The impact on the audit of the Company's consolidated financial statements resulting from the issuance of this auditing standard is not expected to be material.

In November 2002, the Auditing Standards Board issued SAS No. 100, Interim Financial Information. This statement supersedes SAS No. 71 and establishes standards on the nature, timing and extent of the procedures to be performed by an independent accountant when conducting a review of interim financial information. This SAS is effective for interim periods within fiscal years beginning after December 15. 2002. The impact on the audit of the Company's consolidated financial statements resulting from the issuance of this auditing standard is not expected to be material.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation changes the current practice of accounting for, and the disclosures related to guarantees. Interpretation No. 45 requires certain guarantees to be recorded at fair value, which is a change from the current practice of generally only recording a liability when a loss is probable and reasonably estimable. The interpretation also requires a guarantor to make new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. The disclosure requirements of this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The interpretation's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor's previous accounting for guarantees issued prior to the date of Interpretation No. 45 are not to be revised or restated to reflect the interpretation's provisions. The adoption of the disclosure requirements of Interpretation No. 45 did not have a material impact on the Company's consolidated financial statements. The adoption of the initial recognition and initial measurement provisions of Interpretation No. 45 is not expected to have a material impact on the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. This Statement also amends APB Opinion No. 28 to require disclosure about those effects in interim financial information. This Statement is effective for financial statements for fiscal years ending after December 15, 2002 and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on the Company's consolidated financial statements.

In January 2003, the Auditing Standards Board Issued SAS No. 101, Auditing Fair Value Measurements and Disclosures. This statement establishes standards on auditing the measurement and disclosure of assets, liabilities, and specific components of equity presented or disclosed at fair value in financial statements. This SAS is effective for audits of financial statements for periods beginning on or after June 15, 2003. The impact on the audit of the Company's consolidated financial statements resulting from the issuance of this auditing standard is not expected to be material.

In January 2003, the FASB issued FIN 46, which clarifies the application of Accounting Research Bulletin ("ARB") 51, Consolidated Financial Statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this Interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. Management is currently assessing the impact of FIN 46, and does not expect this Interpretation to have a material impact to the Consolidated Financial Statements.

Earnings Per Common Share

Basic earnings per common share are computed by dividing earnings available to stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock, as prescribed by SFAS No. 128, Earnings per Share. All per share amounts included in these consolidated financial statements have been retroactively adjusted to reflect the effects of the 1.2 for 1.0 stock splits which occurred during 2002, 2001 and 2000. The following reconciles the weighted average number of shares outstanding:

                                                                 2002                2001                2000
                                                            ---------------     ---------------    ----------------

Weighted average of common shares outstanding.............        3,123,316           3,123,316           3,123,316
Effect of dilutive options................................           17,123               2,929                  --
                                                            ---------------     ---------------    ----------------

Weighted average of common shares outstanding
   effected for dilution..................................        3,140,439           3,126,245           3,123,316
                                                            ===============     ===============    ================

In May 2000,  June 2001 and April 2002,  the Company  issued  1.2-for-1.0  stock
splits.  All  per  share  amounts  included  in  these  consolidated   financial
statements have been retroactively adjusted to give effect to these splits.

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, on December 31, 1998. This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The statement requires that an enterprise classify items of other comprehensive income by their nature in the financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of a statement of financial condition. Comprehensive income is generally defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

Comprehensive income is the total of net income and all other non-owner changes in equity. Items that are to be recognized under accounting standards as components of comprehensive income are displayed in statements of shareholders' equity.

In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods. The Company had no such items to be reclassified at December 31, 2002, 2001 and 2000.

Statements of Cash Flows

The Company includes cash, due from banks, and certain cash equivalents in preparing the statements of cash flows. The following is supplemental disclosure to the statements of cash flows for the three years ended December 31, 2002.

                                                                        Years Ended December 31,
                                                     --------------------------------------------------------------
                                                            2002                  2001                  2000
                                                     ------------------    ------------------    ------------------

   Cash paid during the year for interest.........   $       11,609,219    $       11,668,631    $        9,562,739

   Cash paid during the year for income
     taxes, net...................................            4,772,000             4,596,457             2,505,448

   Non-cash Disclosures:
   --------------------

   Loans transferred to foreclosed
     real estate during the year..................              133,743               439,235               427,319

   Proceeds from sale of foreclosed real
     estate financed through loans................              121,998                62,960               276,919


Note 2- Restrictions on Cash and Due from Bank Accounts

The Bank is required by regulatory authorities to maintain average reserve balances either in vault cash or on deposit with the Federal Reserve. The average amount of those reserves required at December 31, 2002 and 2001, were approximately $3,877,000 and $3,168,000, respectively.


Note 3 - Securities

The carrying amounts of securities as shown in the consolidated statements of financial condition and their approximate fair values at December 31, 2002 and 2001 were as follows:

                                                                      Gross            Gross           Estimated
                                                  Amortized        Unrealized       Unrealized           Fair
                                                    Cost              Gains           Losses             Value
                                               ---------------  ---------------   ---------------  ----------------
Securities Available-for-Sale

December 31, 2002:
   Equity Securities........................   $     2,874,977  $            --   $            --  $      2,874,977
                                               ===============  ===============   ===============  ================

December 31, 2001:
   Equity Securities........................   $     1,960,475  $            --   $            --  $      1,960,475
                                               ===============  ===============   ===============  ================


                                                                      Gross            Gross           Estimated
                                                  Amortized        Unrealized       Unrealized           Fair
                                                    Cost              Gains           Losses             Value
                                               ---------------  ---------------   ---------------  ----------------

Securities Held-to-Maturity

December 31, 2002:
   U. S. Government and
     agency securities......................   $     3,000,000  $         16,980  $            --  $      3,016,980
   Mortgage-backed securities...............        30,339,505           765,309            1,776        31,103,038
                                               ---------------  ----------------  ---------------  ----------------

                                               $    33,339,505  $        782,289  $         1,776  $     34,120,018
                                               ===============  ================  ===============  ================
December 31, 2001:
   U. S. Government and
     agency securities......................   $    16,097,906  $        251,668  $            --  $     16,349,574
   Mortgage-backed securities...............        16,833,171            37,844           42,386        16,828,629
   State and municipal securities...........           109,958             2,525               --           112,483
                                               ---------------  ----------------  ---------------  ----------------

                                               $    33,041,035  $        292,037  $        42,386  $     33,290,686
                                               ===============  ================  ===============  ================

The contractual maturities of securities held-to-maturity and securities available-for-sale at December 31, 2002, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                           Securities                        Securities
                                                        Held-to-Maturity                 Available-for-Sale
                                               --------------------------------   --------------------------------
                                                   Amortized          Fair            Amortized          Fair
                                                     Cost             Value             Cost             Value
                                               ---------------  ---------------   ---------------  ---------------

Due in one year or less.....................   $     5,417,889  $     5,520,191   $            --  $             --
Due after one year through five years.......        27,337,281        27,985,111               --                --
Due after five years through ten years......           584,335           614,716               --                --
Due after ten years.........................                --               --                --                --
Equity securities...........................                --               --         2,874,977         2,874,977
                                               ---------------  ---------------   ---------------  ----------------

                                               $    33,339,505  $     34,120,018  $     2,874,977  $      2,874,977
                                               ===============  ================  ===============  ================

Mortgage-backed securities have been included in the maturity tables based upon the guaranteed payoff date of each security.

Gross realized gains and losses from the sale of securities for the years ended December 31 are as follows:

                                                            2002                  2001                  2000
                                                     ------------------    ------------------    ------------------

Realized gains....................................   $           36,083    $               --    $               --
Realized losses...................................                   --                    --                    --

Dispositions through calls, maturities and paydowns resulted in no net gain or loss during 2002, 2001 and 2000.

Equity securities are restricted investments in The Bankers Bank, Independent Bankers' Bank and Federal Home Loan Bank stock, which must be maintained to secure the available lines of credit. The amount of investment in the stocks amounted to $2,874,977 and $1,960,475 at December 31, 2002 and 2001,
respectively.

Investment securities pledged to secure public funds on deposit, FHLB advances and for other purposes as required by law amounted to approximately $29,677,000 and $23,319,000 at December 31, 2002 and 2001, respectively.


Note 4 - Loans

The Company grants loans to customers primarily in Charlotte, Collier, Glades, Hendry and Lee Counties of Southwest Florida.

The major classifications of loans as of December 31, 2002 and 2001 are as follows:

                                                                                  2002                  2001
                                                                           ------------------    ------------------

Commercial, financial and agricultural.................................    $       42,875,563    $       38,006,782
Real estate - construction.............................................           140,722,900            93,049,392
Real estate - mortgage.................................................           220,696,703           179,260,826
Consumer...............................................................            12,089,782             8,480,764
Other..................................................................             1,226,777               157,061
                                                                           ------------------    ------------------
     Total.............................................................           417,611,725           318,954,825
Unearned income........................................................            (1,197,049)             (289,234)
Allowance for loan losses..............................................            (6,319,298)           (3,802,836)
                                                                           ------------------    ------------------

Net loans..............................................................    $      410,095,378    $      314,862,755
                                                                           ==================    ==================

Deposits reclassified as loans and included in the other loan category amounted to $474,064 and $157,061, at December 31, 2002 and 2001, respectively.

Loans the Company considered to be impaired (including non-accrual loans) at December 31, 2002 and 2001 totaled $5,035,395 and $4,581,704, respectively. The impaired loans at December 31, 2002 and 2001 had related allowances of $757,906 and $632,321, respectively. The average recorded investment in impaired loans for the years ended December 31, 2002 and 2001 was approximately $4,808,550 and $3,791,619, respectively. For the years ended December 31, 2002 and 2001, the difference between gross interest income that would have been recorded in such period if the nonaccruing loans had been current in accordance with their original terms and the amount of interest income on those loans that was included in such period's net income was approximately $350,302 and $187,850, respectively.

The Company has no commitments to lend additional funds to the borrowers of non-accrual loans.

Net unamortized deferred loan fees and origination costs included in unearned income amounted to $1,192,851 and $283,076, for the years ended as of December 31, 2002 and 2001.

Commercial and residential real estate loans pledged to secure Federal Home Loan Bank advances amounted to approximately $58,790,000 and $32,461,000 at December 31, 2001 and 2000, respectively (see Note 9).


Note 5 - Allowance for Loan Losses

Changes in the allowance for loan losses for the years ended December 31, 2002, 2001 and 2000 were as follows:

                                                            2002                  2001                  2000
                                                     ------------------    ------------------    ------------------

   Balance at beginning of year...................   $        3,802,836    $        3,266,667    $        2,261,413

   Charge-offs....................................             (206,836)             (389,627)             (109,980)
   Recoveries.....................................              213,298               205,796               115,234
                                                     ------------------    ------------------    ------------------
     Net (charge-offs) recoveries.................                6,462              (183,831)                5,254
   Provision for loan losses......................            2,510,000               720,000             1,000,000
                                                     ------------------    ------------------    ------------------

   Balance at end of year.........................   $        6,319,298    $        3,802,836    $        3,266,667
                                                     ==================    ==================    ==================


Note 6 - Premises and Equipment

Premises and equipment as of December 31, 2002 and 2001 is as follows:

                                                                                  2002                  2001
                                                                           ------------------    ------------------

   Land...............................................................     $        1,322,827    $          972,536
   Land improvements...................................................               311,725               336,369
   Building............................................................             8,420,405             6,668,709
   Furniture and equipment.............................................             3,776,619             3,491,079
   Automobiles.........................................................               286,038               301,342
   Construction in progress............................................               669,512               703,049
                                                                           ------------------    ------------------
                                                                                   14,787,126            12,473,084
   Less allowance for depreciation.....................................             4,677,874             4,534,234
                                                                           ------------------    ------------------

                                                                           $       10,109,252    $        7,938,850
                                                                           ==================    ==================

The provision for depreciation charged to occupancy and equipment expense for the years ended December 31, 2002, 2001 and 2000 was $687,466, $555,439, and
$527,415, respectively.


Note 7 - Deposits

The aggregate amounts of time deposits of $100,000 or more, including certificates of deposit of $100,000 or more at December 31, 2002 and 2001 were $140,799,724 and $75,786,468, respectively. Time deposits of less than $100,000 totaled $111,773,587 and $86,992,478 at December 31, 2002 and 2001,
respectively. Demand deposits reclassified as loan balances as of December 31, 2002 and 2001 amounted to $474,064 and $153,772, respectively.

The maturities of time certificates of deposit and other time deposits issued by the Bank at December 31, 2002, are as follows:

     Year Ending December 31,
     ------------------------
                   2003......................................................................    $      183,558,660
                   2004......................................................................            50,652,938
                   2005......................................................................            13,027,062
                   2006......................................................................             1,542,141
                   2007......................................................................             3,792,510
                                                                                                 ------------------

                                                                                                 $      252,573,311
                                                                                                 ==================

Note 8 - Short-term Borrowings

Short-term borrowings at December 31, 2001 consisted of Federal funds purchased totaling $1,086,000. No short-term borrowings were outstanding at December 31, 2002.

Note 9 - Long-term Debt

At December 31, 2002 and 2001, the Company had long-term debt totaling $60,039,415 and $37,579,761, respectively.

Long-term debt consists of the following at December 31:

                                                                                  2002                  2001
                                                                           ------------------    ------------------
Long-term Federal Home Loan Bank advances, with  varying
   maturities from December 2004 through March 2010, the
   interest rates have a variable base or are at a fixed
   rate between 1.49% to 6.37%,  secured  by real estate
   mortgage loans and pledged securities...........................        $       50,000,000    $       32,500,000

Long-term FCBI Capital Trust I,   guaranteed   preferred
   securities;  interest   rate   prime  plus  0.5%, the
   debenture  has a 30-year life with a call  option  of
   5 years,  subject  to regulatory approval.......................                10,000,000                    --

Subordinated  Capital Note,  3.75% (Prime plus 1%),  for
   one year then  floating   prime,  due December  2013,
   unsecured  and   subordinated   to   depositors'  and
   unsecured  creditors' interests;  subject  to certain
   capital requirements............................................                        --              5,000,000

Notes  payable to Ford  Motor  Credit,   with   interest
   rates  varying  from  0.90%  to  5.90%,  interest and
   principal  paid monthly over 3-year periods,  various
   maturities in 2003, secured by vehicles.........................                    39,415                 79,761
                                                                           ------------------    -------------------

                                                                           $       60,039,415    $         37,579,761
                                                                           ==================    ====================


In June 2002, the Company formed a wholly-owned Delaware statutory business trust, FCBI Capital Trust I, which issued $10,000,000 of guaranteed preferred securities representing undivided beneficial interests in the assets of the trust ("Trust Preferred Securities"). The common securities of the trust are owned by the Company. The proceeds from the issuance of the Trust Preferred Securities ($10,000,000) and common securities ($310,000) were used by the trust to purchase $10,310,000 of junior subordinated deferrable interest debentures of the Company. The debentures, which bear interest at Prime rate plus 0.5%, represent the sole asset of the trust. The Company is allowed to treat the Trust Preferred Securities as Tier 1 capital under current Federal Reserve Board guidelines.

The Company has entered into an agreement, which fully and unconditionally guarantees payment of accrued and unpaid distributions required to be paid on the Trust Preferred Securities, with respect to any Trust Preferred Securities called for redemption.

The Trust Preferred Securities mature in September 2032 and may be called by the Company at any time after June 2007. Maturities of long-term debt following December 31, 2002, are as follows:

     Year Ending December 31,
     -----------------------
                2003.........................................................................    $           17,754
                2004.........................................................................            10,518,567
                2005.........................................................................            15,003,094
                2006.........................................................................             4,500,000
                2007.........................................................................                    --
                Thereafter...................................................................            30,000,000
                                                                                                 ------------------

                                                                                                 $       60,039,415
                                                                                                 ==================


Note 10 - Shareholders' Equity

At December 31, 2002 and 2001, shareholders' equity of the Company consisted of the following:

Common Stock: 10,000,000 shares authorized with a par value of $0.01 per share. Voting rights equal to one vote per share.

Paid-in Capital: Represents the funds received in excess of par value upon the issuance of stock, net of issuance costs and the related effects of the stock dividends and stock splits.

Retained Earnings: Represents the accumulated net earnings of the Company as reduced by dividends paid to shareholders and the effect of stock dividends issued in previous periods.

Stock Dividends and Stock Splits:  In May 2000, the Bank issued a 1.2 shares for
1.0 share stock split, thereby increasing the number of shares outstanding to 2,168,970. In conjunction with the split, the par value of the stock was reduced from $5.00 per share to $4.00 per share. In June 2001, the Bank issued a 1.2 shares for 1.0 share stock split, thereby increasing the number of shares outstanding to 2,602,764. In conjunction with the split, the par value of the stock was reduced from $4.00 per share to $3.20 per share. In April 2002, each share of the Bank was converted into one share of the Company's $.01 par value common stock. In December 2002, the Company issued a 1.2 for 1 common stock split resulting in an increase in the number of outstanding shares to 3,213,316. All per share amounts included in these consolidated financial statements have been adjusted to give retroactive effect to the stock splits.

Accumulated Other Comprehensive Income: Represents the change in equity during each period from the effects of unrealized holding gains and losses on securities available-for-sale, net of tax.

Note 11 - Regulatory Capital Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators, which if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its subsidiary bank must meet specific capital guidelines involving quantitative measures of the Company's and its subsidiary bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification under the prompt corrective guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to adjusted total assets (as defined). Management believes, as of December 31, 2002, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2002, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum Total capital, Tier 1 capital, and Tier 1 leverage ratios as disclosed in the table below. There are no changes in conditions or events since the most recent notification that management believes have changed the Bank's prompt corrective action category.

The Company's and the Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                  To Be Well
                                                                                              Capitalized Under
                                                                    For Capital               Prompt Corrective
                                          Actual                 Adequacy Purposes            Action Provisions
                                 -----------------------      -----------------------     ------------------------
                                    Amount        Ratio         Amount         Ratio         Amount        Ratio
                                 -----------    --------      -----------   ---------     -----------    ---------
                                                                   (In thousands)
As of December 31, 2002:

Total Capital
   Consolidated..............    $    50,320       10.75%     $    37,444        8.00%    $    46,805       10.00%
   Florida Community
     Bank....................         49,736       10.64           37,412        8.00          46,765       10.00
Tier 1 Capital
   Consolidated..............         44,464        9.50           18,722        4.00          28,083        6.00
   Florida Community
     Bank....................         43,885        9.38           18,706        4.00          28,059        6.00
Tier 1 Leverage
   Consolidated..............         44,464        9.15           19,439        4.00          24,299        5.00
   Florida Community
     Bank....................         43,885        9.04           19,420        4.00          24,275        5.00


As of December 31, 2001(Bank Only):

   Total Capital.............    $    37,342       10.65%     $    28,041        8.00%    $    35,052       10.00%
   Tier 1 Capital............         29,139        8.31           14,021        4.00          21,031        6.00
   Tier 1 Leverage...........         29,139        8.29           14,056        4.00          17,570        5.00


Note 12 - Stock Option Plans

The Company has adopted its 2002 Key Employee Stock Compensation Program under which it has granted statutory and non-statutory stock options to certain key employees to purchase up to 55,200 shares (as adjusted for the stock split) at $15.00 per share. The options granted provide for these key employees to purchase shares of the Company's $0.01 par value common stock at no less than the market value at the dates of grant. The options granted may be exercised within ten years from the dates of grant.

The following sets forth certain information regarding stock options for the years ended December 31, 2002 and 2001.

Fixed Options

                                                                       2002                        2001
                                                             -------------------------   --------------------------
                                                                             Weighted                  Weighted
                                                                              Average                    Average
                                                                             Exercise                   Exercise
                                                               Options         Price        Options       Price
                                                             -----------   -----------   -----------   ------------

Outstanding at beginning of year...........................      55,200    $     15.00            --   $         --
   Granted.................................................          --             --        55,200          15.00
   Exercised...............................................          --             --            --             --
   Forfeited...............................................          --             --            --             --
                                                             ----------                  -----------

Outstanding at end of year.................................      55,200          15.00        55,200          15.00
                                                             ==========                  ===========
Weighted average fair value of
   options granted during the year.........................                       0.00                         1.74

                                                                                        Expiration       Options
                                                                          Number           Date        Exercisable
                                                                       -------------  -------------  --------------

Options with an Exercise Price of $15.00..........................            55,200       10-25-11          22,080

Of the 55,200 outstanding options at December 31, 2002, 22,080 were exercisable with the remaining 33,120 having remaining vesting periods of up to three years. Total unexercised options of 55,200 have a weighted average contractual life of
8.82 years and a weighted average exercise price of $15.00.

At December 31, 2002, the shares under option include nonqualified options of 7,350 and incentive stock options of 47,850 issued to certain key employees of the Company.

The number of shares and weighted average exercise price have been restated to give effect for the 1.2 for 1 stock split effective December 2002.

If the Company had elected to recognize compensation cost for options granted in 2002 and 2001, based on the fair value of the options as permitted by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                                      Years Ended December 31,
                                                                                  ---------------------------------
                                                                                      2002                2001
                                                                                  -------------      --------------

Net Income:
   As reported...............................................................     $   6,418,306      $    5,346,217
   Pro forma.................................................................         6,389,537           5,325,276

Basic Earnings Per Share:
   As reported...............................................................     $        2.05      $         1.71
   Pro forma.................................................................              2.05                1.71

Diluted Earnings Per Share:
   As reported...............................................................     $        2.04      $         1.71
   Pro forma.................................................................              2.03                1.70

All options are assumed to be exercised in the calculation of diluted average common shares outstanding, causing the equivalent number of shares outstanding on a diluted basis to be 17,123 and 2,929 greater than that used to calculate basic earnings per share for 2002 and 2001, respectively. There was a $0.01 and $0.00 dilutive effect on earnings per share for the years ended December 31, 2002 and 2001, respectively.

The Company's  options  outstanding have a weighted average  contractual life of
8.83 years. The fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                                                  2002                  2001
                                                                           ------------------    ------------------

   Expected stock price volatility.....................................                    --          0.085%
   Expected dividend yield.............................................                    --          2.600%
   Risk-free interest rate.............................................                    --          4.070%
   Expected option life................................................                    --          5 years

The effects of applying SFAS No. 123 for providing proforma disclosures are not likely to be representative of the effects on reported earnings for future years, nor are the dividend estimates representative of commitments on the part of the Company's Board.

Note 13 - Other Operating Expenses

The major components of other operating expenses included in noninterest expenses at December 31, 2002, 2001 and 2000 are as follows:

                                                            2002                  2001                  2000
                                                     ------------------    ------------------    ------------------

   Professional fees..............................   $          209,776    $          191,238    $          169,547
   Supplies.......................................              181,958               135,019               127,776
   Examination and assessment.....................              139,128               105,540                86,966
   Postage........................................              137,112                98,590                86,674
   Telephone......................................              136,195               121,962               102,704
   Promotions and public relations................              135,472               129,716               161,149
   ATM expense....................................              124,029               124,261               101,468
   Taxes and licenses.............................              102,911               106,613               118,486
   Bank charges...................................               95,300               135,274               120,487
   Courier........................................               94,705                71,141                64,768
   Software maintenance...........................               70,155               119,690                98,159
   Director's board and committee fees............               67,200                67,200                71,750
   Dues and subscriptions.........................               44,109                31,241                24,619
   Employee educational expenses..................               41,400                39,528                35,031
   Litigation settlement..........................                   --                    --               200,000
   Other..........................................              199,775               144,803               109,687
                                                     ------------------    ------------------    ------------------

                                                     $        1,779,225    $        1,621,816    $        1,679,271
                                                     ==================    ==================    ==================

Note 14 - Income Taxes

Federal and state income taxes receivable (payable) as of December 31, 2002 and 2001 included in other assets and other liabilities, respectively, were as follows:


                                                                                  2002                  2001
                                                                           ------------------    ------------------
Current
   Federal.............................................................    $           76,180    $           30,694

   State...............................................................                13,006               (13,532)

The components of the deferred income tax asset included in other assets as of December 31, 2002 and 2001 are as follows:

                                                                                  2002                  2001
                                                                           ------------------    ------------------

Deferred tax asset:
   Federal.............................................................    $        1,773,225    $          991,061
   State...............................................................               295,537               160,318
                                                                           ------------------    ------------------
     Total deferred income tax asset...................................             2,068,762             1,151,379
                                                                           ------------------    ------------------

Deferred tax liability:
   Federal.............................................................               (92,785)              (34,448)
   State...............................................................               (15,464)               (5,572)
                                                                           ------------------    ------------------
     Total deferred income tax liability...............................              (108,249)              (40,020)
                                                                           ------------------    ------------------

Net deferred tax asset.................................................    $        1,960,513    $        1,111,359
                                                                           ==================    ==================


The tax effects of each type of income and expense item that gave rise to deferred taxes are:


                                                                                  2002                  2001
                                                                           ------------------    ------------------

   Depreciation........................................................    $         (108,249)   $          (40,020)
   Allowance for loan losses...........................................             1,906,373               964,439
   Directors benefit plan..............................................               141,163               155,653
   Officers benefit plan...............................................                21,226                31,287
                                                                           ------------------    ------------------

   Net deferred tax asset..............................................    $        1,960,513    $        1,111,359
                                                                           ==================    ==================

The components of income tax expense for the years ended December 31, 2002, 2001 and 2000 were as follows:

                                                            2002                  2001                  2000
                                                     ------------------    ------------------    ------------------
   Current
     Federal......................................   $        4,009,514    $        3,031,351    $        2,762,291
     State........................................              690,462               511,042               477,750

   Deferred
     Federal......................................             (723,827)             (215,930)             (309,221)
     State........................................             (125,327)              (34,929)              (50,021)
                                                     ------------------    ------------------    ------------------

                                                     $        3,850,822    $        3,291,534    $        2,880,799
                                                     ==================    ==================    ==================

There were no material tax effects of securities transactions for the years ended December 31, 2002, 2001 and 2000.

The principal reasons for the difference in the effective tax rate and the federal statutory rate are as follows for the years ended December 31, 2002, 2001 and 2000:

                                                            2002                  2001                  2000
                                                     ------------------    ------------------    ------------------

Statutory federal income tax rate.................                 34.0%                34.0%                 34.0%

Effect on rate of:
   Tax-exempt securities..........................                  0.0                 (0.1)                 (0.2)
   Insurance proceeds.............................                  0.0                  0.0                  (1.1)
   State income tax, net of
     federal tax benefit .........................                  3.2                  3.5                   3.4
   Other..........................................                  0.3                  0.7                   0.1
                                                     ------------------    -----------------     -----------------

Effective income tax rate.........................                 37.5%                38.1%                 36.2%
                                                     ==================    =================     =================


Note 15 - Benefit Plans

The Company has two qualified employee benefit plans: 1) A Pension Plan, and 2) A Profit Sharing Plan. The Plans cover substantially all employees, subject to similar eligibility requirements. The Company contributes 10% of eligible compensation under the Pension Plan, annually. The Company's annual contribution to the Profit Sharing Plan is discretionary as determined by the board of directors. For the years ended December 31, 2002, 2001 and 2000, the Company's contributions charged to operations amounted to $347,214, $274,904 and $235,412 for the Pension Plan and $362,215, $289,170 and $253,285 for the Profit Sharing Plan, respectively.

The Company also has a Director's Benefit Plan (the "Benefit Plan") covering certain directors and a Salary Continuation Plan (the "Salary Plan") for a former officer. These plans were obtained resulting from a business combination that occurred in 1998.

The Benefit Plan provides for the payment of scheduled benefits to the participants or their beneficiaries at age 65 or their normal retirement date, whichever occurs later. If the participant dies prior to receiving 180 monthly payments, the participant's beneficiary shall receive any remaining monthly payments. Payment of benefits under the Benefit Plan requires that the participant fulfill certain conditions related to age and length of service. The Company is accruing the present value of the future benefits to be paid under the Benefit Plan over the term of each participant's service period.

The Salary Plan provides for the payment of a retirement benefit of $30,000 per year for a period of ten years. Payment of these benefits commenced on January 1, 1995, and continued throughout the current year according to the terms of the Plan. The Company has accrued the present value of the future benefits to be paid under the Salary Plan.

The Company has determined that the following disclosures are relevant to the Benefit Plan and the Salary Plan, however, the plans are non-qualified and unfunded. Payments to retired directors and officers are funded through operations.

Net pension cost for the Director's Benefit Plan and the Salary Continuation Plan for 2002, 2001 and 2000 included the following components:

                                                            2002                  2001                  2000
                                                     ------------------    ------------------    ------------------

   Service cost...................................   $           23,171    $           20,878    $            1,800
   Interest cost..................................               39,373                41,439                43,902
                                                     ------------------    ------------------    ------------------

     Net periodic pension cost....................   $           62,544    $           62,317    $           45,702
                                                     ==================    ==================    ==================

The following table sets forth the accumulated benefit obligation of the Director's Benefit Plan and the Salary Continuation Plan recognized in the Company's statements of financial condition at December 31, 2002 and 2001.

                                                                                  2002                  2001
                                                                           ------------------    ------------------

Present value of benefit obligation:
   Vested..............................................................    $          424,746    $          473,267
   Nonvested...........................................................                    --                    --
                                                                           ------------------    ------------------

Accumulated benefit obligation/pension liability.......................    $          424,746    $          473,267
                                                                           ==================    ==================

The weighted average discount rate used in determining present value of the projected benefit obligation for the Director's Benefit Plan and Salary Continuation Plan was nine percent.


Note 16 - Commitments and Contingencies

In the normal course of business, the Company offers a variety of financial products to its customers to aid them in meeting their requirements for liquidity, credit enhancement, and interest rate protection. Generally accepted accounting principles recognize these transactions as contingent liabilities and, accordingly, they are not reflected in the accompanying consolidated financial statements.

Loan commitments are made to accommodate the financial needs of the Company's customers. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Historically, most loan commitments and standby letters of credit expire unused. The Company's exposure to credit loss in the event of nonperformance by the counter-party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

The total amounts of loan commitments and standby letters of credit are summarized as follows at December 31:

                                                                                          Contract or
                                                                                        Notional Amount
                                                                           ----------------------------------------
                                                                                  2002                  2001
                                                                           ------------------    ------------------

Loan commitments.......................................................    $       94,694,000    $       79,515,000
Standby letters of credit..............................................             5,852,000             1,306,000
                                                                           ------------------    ------------------

   Total unfunded commitments..........................................    $      100,546,000    $       80,821,000
                                                                           ==================    ==================

Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the adequacy of the Company's allowance for loan losses. The total reserve allocated for unfunded commitments was approximately $374,000 and $265,000 at December 31, 2002 and 2001, respectively


Note 17 - Concentrations of Credit

Most of the Company's loans, commitments, and commercial and standby letters of credit have been granted to customers in the Company's market area. Many such customers are depositors of the Company. The concentrations of credit by type of loan are set forth in note 4. The distribution of commitments to extend credit related primarily to unused real estate draw lines. Commercial and standby letters of credit were granted primarily to commercial borrowers.

The Company maintains its cash accounts at various commercial banks in the United States. The total cash balances in commercial banks are insured by the FDIC up to $100,000. Total uninsured balances held at correspondent commercial banks amounted to $5,967,875 and $13,017,358 at December 31, 2002 and 2001,
respectively.

Note 18 - Restrictions on Dividends

The Bank is subject to the dividend restrictions set forth by the State Banking Department (Florida). Under such restrictions, the Bank may not, without the prior approval of the State Banking Department, declare dividends in excess of the sum of the current year's earnings plus the retained earnings from the prior two years. For the year ending December 31, 2003, the Bank can declare dividends, without prior regulatory approval, of approximately $8,343,375 plus an additional amount equal to its net profits for 2003.


Note 19 - Litigation

While the Company is party to various legal proceedings arising from the ordinary course of business, management believes after consultation with legal counsel that there are no proceedings threatened or pending against the Company that will, individually or in the aggregate, have a material adverse effect on the business or financial condition of the Company.


Note 20 - Leases

The Company leased facilities under non-cancelable operating leases during 2002, 2001 and 2000. The leases provided for renewal options and generally required the Company to pay maintenance, insurance and property taxes. For the years ended December 31, 2002, 2001 and 2000, rental expense for such leases was $182,870, $160,342 and $13,126, respectively. The Company also entered into a sale/leaseback transaction with a related party in January 2001 for a branch facility, future minimum payments under this lease are included in the table below (see also Note 21).

Future minimum lease payments under such non-cancelable operating leases at December 31, 2002 are as follows:

     Year Ending December 31,
     -----------------------
                  2003.......................................................................    $          168,164
                  2004.......................................................................               171,805
                  2005.......................................................................               166,750
                  2006.......................................................................               164,906
                  2007.......................................................................               168,913
                  Thereafter.................................................................             1,753,876
                                                                                                 ------------------

     Total minimum lease payments............................................................    $        2,594,414
                                                                                                 ==================

Note 21 - Related Party Transactions

Loans: Certain directors, executive officers and principal shareholders, including their immediate families and associates were loan customers of the Company during 2002 and 2001. Such loans are made in the ordinary course of business at normal credit terms, including interest rates and collateral and do not represent more than a normal risk of collection. A summary of activity and
amounts   outstanding   are   as   follows:

                                                                                  2002                  2001
                                                                           ------------------    ------------------

Balance at Beginning of Year...........................................    $        9,525,429    $       10,242,034
New loans..............................................................             7,166,439             2,319,483
Repayments.............................................................            (8,245,030)           (3,036,088)
                                                                           ------------------    ------------------

Balance at End of Year.................................................    $        8,446,838    $        9,525,429
                                                                           ==================    ==================

Deposits: Deposits held from related parties were $9,446,535 and $10,793,946 at December 31, 2002 and 2001, respectively.

Other: On January 11, 2001, the board of directors of the Bank adopted a resolution to sell the land and premises of the Cypress Lake Branch at fair market value to a Bank Director and lease the property back at a fair rental. The sales price of $1,855,000 is greater than the appraised value and is based on the cost to the Bank of the land, building and closing costs. The agreement specifies a 15-year net lease of $11,805 per month with annual increases of 2.5%.


Note 22 - Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Short-Term Investments: For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities: For securities available-for-sale and securities held-to-maturity, fair values are based on quoted market prices or dealer quotes. For other securities held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans: For certain homogeneous categories of loans, such as some residential mortgage, credit card receivables, and other consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Accrued Interest Receivable: The carrying amount of accrued interest receivable approximates its fair value.

Deposits: The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Accrued Interest Payable: The carrying amount of accrued interest payable approximates its fair value.

Short-Term Borrowings: The carrying amounts of short-term borrowings approximate their fair values.

Long-Term Debt: Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

Commitments to Extend Credit, Standby Letters of Credit, and Financial Guarantees Written: The fair value of commitments, letters of credit, and financial guarantees is estimated to be approximately the same as the notional amount of the related commitment.

The estimated fair values of the Company's financial instruments as of December 31, 2002 and 2001 are as follows:


                                                             2002                               2001
                                               ---------------------------------  ---------------------------------
                                                  Carrying            Fair           Carrying            Fair
                                                   Amount             Value            Amount            Value
                                               ---------------  ----------------  ---------------  ----------------
                                                        (in thousands)                     (in thousands)
Financial Assets
   Cash and short-term investments..........   $        58,835  $         58,835  $        25,539  $         25,539
   Securities...............................            36,214            36,995           35,002            35,251
   Loans....................................           416,415           418,079          318,666           323,556
   Accrued interest receivable..............             2,904             2,904            2,688             2,688
                                               ---------------  ----------------  ---------------  ----------------

     Total Financial Assets.................   $       514,368  $        516,813  $       381,895  $        387,034
                                               ===============  ================  ===============  ================

Financial Liabilities
   Deposits.................................   $       423,935  $        424,121  $       317,861  $        317,949
   Short-term borrowings....................                --                --            1,086             1,086
   Long-term debt...........................            60,039            60,039           37,580            37,928
   Accrued interest payable.................             1,867             1,867            1,689             1,689
                                               ---------------  ----------------  ---------------  ----------------

     Total Financial Liabilities............   $       485,841  $        476,027  $       358,216  $        358,652
                                               ===============  ================  ===============  ================

Unrecognized Financial Instruments
   Commitments to extend credit.............   $        94,694  $         94,694  $        79,515  $         79,515
   Standby letters of credit................             5,852             5,852            1,306             1,306
                                               ---------------  ----------------  ---------------  ----------------

     Total Unrecognized Financial
       Instruments..........................   $       100,546  $        100,546  $        80,821  $         80,821
                                               ===============  ================  ===============  ================

Note 23 - Condensed Parent Company Information


Statement of Financial Condition

                                                                                                        2002
                                                                                                  -----------------
Assets
   Cash and due from banks....................................................................    $         104,942
   Federal funds sold.........................................................................              100,000
   Investment in subsidiaries (equity method) -
     eliminated upon consolidation............................................................           44,195,191
   Other assets...............................................................................              373,667
                                                                                                  -----------------

       Total Assets...........................................................................    $      44,773,800
                                                                                                  =================

Liabilities and Shareholders' Equity
   Guaranteed preferred beneficial interest in the Company's
     subordinated debentures..................................................................    $      10,310,000
   Other liabilities..........................................................................                   --
                                                                                                  -----------------
       Total Liabilities......................................................................           10,310,000

       Total Shareholders' Equity.............................................................           34,463,800
                                                                                                  -----------------

       Total Liabilities and Shareholders' Equity.............................................    $      44,773,800
                                                                                                  =================


             [The remainder of this page intentionally left blank.]

Statement of Income


                                                                                                        2002
                                                                                                   ----------------
Income
   From subsidiaries - eliminated upon consolidation
     Dividends..................................................................................   $      1,405,510
     Interest...................................................................................              1,261
                                                                                                   ----------------
       Total Income.............................................................................          1,406,771
                                                                                                   ----------------

Expenses
   Salaries and employee benefits...............................................................             14,706
   Interest.....................................................................................            306,752
   Other expenses...............................................................................             58,329
                                                                                                   ----------------
       Total Expenses...........................................................................            379,787
                                                                                                   ----------------

Income before income taxes and equity in
   undistributed earnings of subsidiaries.......................................................          1,026,984
Income tax benefit..............................................................................            144,786
                                                                                                   ----------------

Income before equity in undistributed
   earnings of subsidiaries.....................................................................          1,171,770
Equity in undistributed earnings of subsidiaries................................................          5,246,536
                                                                                                   ----------------

       Net Income...............................................................................   $      6,418,306
                                                                                                   ================


             [The remainder of this page intentionally left blank.]

Statement of Cash Flows

                                                                                                         2002
                                                                                                   ----------------
Operating Activities
   Net income...................................................................................   $      6,418,306
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Equity in undistributed income of subsidiaries.............................................         (5,246,536)
     Other......................................................................................            (93,855)
                                                                                                   ----------------
       Net Cash Provided By Operating Activities................................................          1,077,915
                                                                                                   ----------------

Investing Activities
   Investment in subsidiaries...................................................................         (9,810,000)
                                                                                                   ----------------
       Net Cash Used In Investing Activities....................................................         (9,810,000)
                                                                                                   ----------------

Financing Activities
   Issuance of guaranteed preferred beneficial interest in the
     Company's subordinated debentures, net of issuance costs...................................         10,030,188
   Cash dividends...............................................................................         (1,093,161)
                                                                                                   ----------------
       Net Cash Provided By Financing Activities................................................          8,937,027
                                                                                                   ----------------

Net increase in cash and cash equivalents.......................................................            204,942

Cash and Cash Equivalents at Beginning of Year..................................................                 --
                                                                                                   ----------------

Cash and Cash Equivalents at End of Year........................................................   $        204,942
                                                                                                   ================

Cash Paid During the Year For:
   Interest.....................................................................................   $        306,752


Florida Community Banks, Inc., the parent holding company of Florida Community Bank and FCBI Capital Trust I, was formed during the second quarter of 2002 and had no assets, liabilities or income for the years 2001 and 2000.

Note 24 - Quarterly Results of Operations (Unaudited)

Selected quarterly results of operations for the four quarters ended December 31 are as follows:

                                          First          Second          Third         Fourth
                                         Quarter         Quarter        Quarter        Quarter           Total
                                      -------------  -------------   -------------  -------------  ----------------
                                                                    (In Thousands)
2002:
Total interest income..............   $       7,080  $       7,729   $       8,304  $       8,457  $         31,570
Total interest expense.............           2,808          2,914           2,951          3,114            11,787
Provision for loan losses..........             330            280           1,100            800             2,510
Net interest income after
   provision for loan losses.......           3,942          4,535           4,253          4,543            17,273
Investment securities
   gains (losses)..................              36             --              --             --                36
Other noninterest income...........             535            452             449            544             1,980
Other noninterest expense..........           2,123          2,242           2,312          2,343             9,020
Income tax expense.................             898          1,024             902          1,027             3,851
Net income.........................           1,492          1,721           1,488          1,717             6,418
Per common share
   Basic earnings..................            0.48           0.55            0.48           0.54              2.05
   Diluted earnings................            0.48           0.55            0.48           0.53             2.04

2001:
Total interest income..............   $       6,921  $       7,449   $       6,851  $       6,682  $         27,903
Total interest expense.............           3,181          3,085           2,931          2,821            12,018
Provision for loan losses..........             150            150             150            270               720
Net interest income after
   provision for loan losses.......           3,590          4,214           3,770          3,591            15,165
Investment securities
   gains (losses)..................              --             --              --             --                --
Other noninterest income...........             387            416             326            570             1,699
Other noninterest expense..........           2,026          2,135           2,112          1,953             8,226
Income tax expense.................             724            933             798            837             3,292
Net income.........................           1,227          1,562           1,186          1,371             5,346
Per common share
   Basic earnings..................            0.39           0.50            0.38           0.44              1.71
   Diluted earnings................            0.39           0.50            0.38           0.44             1.71

2000:
Total interest income..............   $       5,833  $       6,007   $       6,419  $       6,731  $         24,990
Total interest expense.............           2,239          2,324           2,709          3,004            10,276
Provision for loan losses..........             150            550             150            150             1,000
Net interest income after
   provision for loan losses.......           3,444          3,133           3,560          3,577            13,714
Investment securities
   gains (losses)..................              --             --              --             --                --
Other noninterest income...........             373            736             330            365             1,804
Other noninterest expense..........           1,805          1,934           1,909          1,904             7,552
Income tax expense.................             747            624             735            775             2,881
Net income.........................           1,265          1,311           1,246          1,263             5,085
Per common share
   Basic earnings..................            0.41           0.42            0.40           0.40              1.63
   Diluted earnings................            0.41           0.42            0.40           0.40             1.63

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III


ITEM 10.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information appearing under the headings "ELECTION OF DIRECTORS," "BOARD OF DIRECTORS" and "COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934" on pages 3 to 6 and 11 in the Proxy Statement (the "2003 Proxy Statement") relating to the annual meeting of shareholders of the Company, scheduled to be held on April 17, 2003, is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

     The information appearing under the headings "EXECUTIVE COMPENSATION" and "EMPLOYEE BENEFITS" on pages 6 to 10 of the 2003 Proxy Statement is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND Management

     The information appearing under the heading "ELECTION OF DIRECTORS" on pages 3 to 5 of the 2002 Proxy Statement and from Item 5 above is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information appearing under the heading "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" on pages 10 to 11 of the 2003 Proxy Statement is incorporated herein by reference.


ITEM 14. CONTROLS AND PROCEDURES

     (a)  Evaluation of disclosure controls and procedures.

          The Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. The evaluation was performed under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, within 90 days prior to the date of the filing of this annual report. Based on this evaluation, the chief executive officer and chief financial officer have concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in this annual report has been communicated to them in a manner appropriate to allow timely decisions regarding required disclosure.

     (b)  Changes in internal controls.

          Subsequent to the date of their evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

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


Exhibit No.                                               Exhibit                                          Page

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

     11   Statement re: computation of earnings per common share                                            77

     12   Statement re: computation of ratios                                                               77

     21   Subsidiaries of the Registrant                                                                    78

     24   Power of Attorney                                                                                 81

     99.1 Code of Ethics (included as Exhibit 99.1 to the Company's Form 8-K filed on March 3, 2003, and incorporated herein by reference.)

     99.2 Chief Executive Officer - Certification  pursuant to 18 U.S.C. Section
          1350, as adopted pursuant to Section 906 of the  Sarbanes-Oxley Act of
          2002                                                                                              79

     99.3 Chief Financial Officer - Certification  pursuant to 18 U.S.C. Section
          1350, as adopted pursuant to Section 906 of the  Sarbanes-Oxley Act of
          2002                                                                                              79

     (b)  Reports on Form 8-K

          During the quarter ended December 31, 2002,  Florida  Community Banks,
          Inc. filed Form 8-K, dated November 11, 2002 for the purpose of notifying the shareholders of a change in dividend policy. The item reported under this Report was Item 5 Other Events. No financial statements were filed therewith.

EXHIBIT 11 - STATEMENTS RE: COMPUTATION OF PER SHARE EARNINGS

                          Florida Community Banks, Inc.
                   Computation of Net Income Per Common Share

The following tabulation presents the calculation of basic and diluted earnings per common share for the years ended December 31, 2002, 2001 and 2000.

                                                                        2002               2001             2000
                                                                 ----------------   ---------------    ---------------
Basic Earnings Per Share:
   Net income................................................    $      6,418,306   $     5,346,217    $     5,085,061
                                                                 ================   ===============    ===============

   Earnings on common shares.................................    $      6,418,306   $     5,346,217    $     5,085,061
                                                                 ================   ===============    ===============

   Weighted average common shares outstanding - basic........           3,123,316         3,123,316          3,123,316
                                                                 ================   ===============    ===============

   Weighted average common shares outstanding - diluted......           3,140,439         3,126,245          3,123,316
                                                                 ================   ===============    ===============

   Basic earnings per common share...........................    $          2.05    $          1.71    $          1.63
                                                                 ===============    ===============    ===============

   Diluted earnings per common share.........................    $          2.04    $          1.71    $          1.63
                                                                 ===============    ===============    ===============


Exhibit 12 - Statements Re: Computation of Ratios

                          Florida Community Banks, Inc.
                Computation of Ratio of Earnings to Fixed Charges


                                                                               Year Ended December 31,
                                                                  -------------------------------------------------
                                                                       2002             2001              2000
                                                                  --------------    -------------    --------------
                                                                               (Dollars in thousands)

Pretax income.................................................    $       10,269    $       8,638    $        7,966
Add fixed charges:
   Interest on deposits.......................................            10,032           10,909             8,939
   Interest on borrowings.....................................             1,448            1,109             1,337
   Portion of rental expense representing interest expense....                60               53                 4
                                                                  --------------    -------------    --------------
     Total fixed charges......................................            11,540           12,071            10,280
                                                                  --------------    -------------    --------------

Income before fixed charges...................................    $       21,809    $      20,709    $       18,246
                                                                  ==============    =============    ==============

Pretax income.................................................    $       10,269    $       8,638    $        7,966
Add fixed charges (excluding interest on deposits):
   Interest on borrowings.....................................             1,448            1,109             1,337
   Portion of rental expense representing interest expense....                60               53                 4
                                                                  --------------    -------------    --------------
     Total fixed charges......................................             1,508            1,162             1,341
                                                                  --------------    -------------    --------------

Income before fixed charges (excluding interest on
   deposits)..................................................    $       11,777    $       9,800    $        9,307
                                                                  ==============    =============    ==============

Ratio of Earnings to Fixed Charges
   Including interest on deposits.............................              1.89             1.72              1.77
   Excluding interest on deposits.............................              7.81             8.44              6.94

Exhibit 21 - SUBSIDIARIES OF THE REGISTRANT

Subsidiaries - Direct/Wholly-owned                       State of Incorporation
----------------------------------                       ----------------------
Florida Community Bank                                         Florida
FCBI Capital Trust I                                           Delaware

EXHIBIT 99.2

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with Florida Community Banks, Inc.'s ("Company") Annual Report on Form 10-K for the period ended December 31, 2002 ("Report"), each of the undersigned certify that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





Date:   March 20, 2003                  By:   /s/ Stephen L. Price
                                           -------------------------------------
                                           Stephen L. Price
                                           President and Chief Executive Officer


EXHIBIT 99.3

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with Florida Community Banks, Inc.'s ("Company") Annual Report on Form 10-K for the period ended December 31, 2002 ("Report"), each of the undersigned certify that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





Date:   March 20, 2003                  By:   /s/ Thomas V. Ogletree
                                           -------------------------------------
                                           Thomas V. Ogletree
                                           Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   FLORIDA COMMUNITY BANKS, INC.

Date:  March 20, 2003                    By:    /s/ Stephen L. Price
                                            ------------------------------------
                                            Stephen L. Price
                                            Chairman and Chief Executive Officer


Date:  March 20, 2003                    By:    /s/ Thomas V. Ogletree
                                            ------------------------------------
                                            Thomas V. Ogletree
                                            Chief Financial Officer

Exhibit 24 - POWER OF ATTORNEY

                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen L. Price and Thomas V. Ogletree and each of them, his true and lawful attorney-in-fact, as agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacity, to sign any or all amendments to this Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Federal Deposit Insurance Corporation, granting unto said attorney-in-fact and agents in full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as they might or could be in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

                Directors                                                                      Date
----------------------------------------                                        -----------------------------------

/s/ Beauford E. Davidson                                                                  March 20, 2003
----------------------------------------
Beauford E. Davidson


/s/ Patrick B. Langford                                                                   March 20, 2003
----------------------------------------
Patrick B. Langford


/s/ Lewis J. Nobles, Jr.                                                                  March 20, 2003
----------------------------------------
Lewis J. Nobles, Jr.


/s/ Jon R. Olliff                                                                         March 20, 2003
----------------------------------------
Jon R. Olliff


/s/ James O'Quinn                                                                         March 20, 2003
----------------------------------------
James O'Quinn


/s/ Stephen L. Price                                                                      March 20, 2003
----------------------------------------
Stephen L. Price


/s/ Bernard T. Rasmussen                                                                  March 20, 2003
----------------------------------------
Bernard T. Rasmussen


/s/ R. A. Roberts                                                                         March 20, 2003
----------------------------------------
R. A. Roberts


/s/ Daniel G. Rosbough                                                                    March 20, 2003
----------------------------------------
Daniel G. Rosbough


/s/ James E. Williams, Jr.                                                                March 20, 2003
----------------------------------------
James E. Williams, Jr.

CERTIFICATIONS

I, Stephen L. Price, certify that:

1. I have reviewed this annual report on Form 10-K of Florida Community Banks, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 20, 2003

/s/    Stephen L. Price
-------------------------
Stephen L. Price
Chief Executive Officer

CERTIFICATIONS

I, Thomas V. Ogletree, certify that:

1. I have reviewed this annual report on Form 10-K of Florida Community Banks, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 20, 2003

/s/   Thomas V. Ogletree
-------------------------
Thomas V. Ogletree
Chief Financial Officer