Form 10-Q
period 2003-03-31
FLORIDA COMMUNITY BANKS INC
filed 2003-05-14
CIK 1170902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

                       Commission File Number: 000-1170902


                          FLORIDA COMMUNITY BANKS, INC.
             (Exact name of registrant as specified in its charter)


            Florida                                        35-2164765
 ------------------------------                 -------------------------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
 Incorporation or Organization)


1400 North 15th Street, Immokalee, Florida                        34142-2202
------------------------------------------                   ------------------
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

                      Yes   X     No
                         -------    -------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):

                      Yes         No   X
                         -------    -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par                 Outstanding at April 10, 2003: 3,123,316

                                INTRODUCTORY NOTE

Florida Community Banks, Inc. ("FCBI") was incorporated on February 20, 2002. FCBI had no assets, liabilities, revenues or operations until April 15, 2002, when FCBI acquired 100% of the outstanding shares of Florida Community Bank ("Bank") common stock pursuant to a Plan of Reorganization and Share Exchange. Since April 15, 2002, FCBI's sole activity has been acting as a one-bank holding company for Florida Community Bank and the Bank has continued to conduct its activities in substantially the same manner as it had before the acquisition. This Form 10-Q includes certain 2002 information pertaining only to Florida Community Bank, and the Form 10-Q for March 31, 2002 was filed with the Securities and Exchange Commission to fulfill FCBI's obligations under SEC Regulation 240.15d-13 and to provide relevant disclosure to FCBI's shareholders and the public.

                                    Form 10-Q

                          FLORIDA COMMUNITY BANKS, INC.

                                 March 31, 2003



                                TABLE OF CONTENTS

                                                                                                           Page No.
Part 1 - Financial Information

  Item 1 - Consolidated Financial Statements (Unaudited)
           Consolidated Statements of Financial Condition as of March 31, 2003
              and December 31, 2002.......................................................................     4

           Consolidated Statements of Income For The Three Months Ended
              March 31, 2003 and 2002.....................................................................     5

           Consolidated Statement of Shareholders' Equity For The Three Months
              Ended March 31, 2003........................................................................     6

           Consolidated Statements of Cash Flows For The Three Months
              Ended March 31, 2003 and 2002...............................................................     7

           Notes to Consolidated Financial Statements.....................................................     8

  Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................................................    13

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk.....................................    18

  Item 4 - Controls and Procedures........................................................................    20

Part 2 - Other Information

  Item 1 - Legal Proceedings..............................................................................    21

  Item 6 - Exhibits and Reports on Form 8-K...............................................................    21

Signatures

Certifications of Periodic Financial Reports

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                          FLORIDA COMMUNITY BANKS, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                March 31, 2003 (Unaudited) and December 31, 2002


                                                                                    March 31,
                                                                                      2003           December 31,
                                                                                   (Unaudited)           2002
                                                                                ----------------  -----------------
Assets
Cash and due from banks......................................................   $     21,060,573  $      13,264,464
Federal funds sold...........................................................         25,786,000         32,902,000
Interest-bearing deposits with banks.........................................          7,240,087         12,668,201
                                                                                ----------------  -----------------
       Cash and Cash Equivalents.............................................         54,086,660         58,834,665

Securities available for sale................................................          2,874,977          2,874,977
Securities held-to-maturity, fair value of $29,013,271 and $34,120,018.......         28,549,156         33,339,505

Loans, net of unearned income................................................        417,761,772        416,414,676
Allowance for loan losses....................................................         (6,722,045)        (6,319,298)
                                                                                ----------------  -----------------
       Net Loans.............................................................        411,039,727        410,095,378

Premises and equipment, net..................................................         10,949,852         10,109,252
Accrued interest.............................................................          2,782,392          2,904,150
Foreclosed real estate.......................................................          2,733,435                 --
Deferred taxes, net..........................................................          2,576,949          1,960,513
Other assets.................................................................          1,237,497          1,329,363
                                                                                ----------------  -----------------

       Total Assets..........................................................   $    516,830,645  $     521,447,803
                                                                                ================  =================

Liabilities and Shareholders' Equity

Liabilities

Deposits
   Non-interest-bearing......................................................   $     64,517,445  $      54,478,258
   Interest-bearing..........................................................        352,902,586        369,456,264
                                                                                ----------------  -----------------
       Total Deposits........................................................        417,420,031        423,934,522

Federal Home Loan Bank advances..............................................         50,000,000         50,000,000
Other long-term debt.........................................................             33,344             39,415
Guaranteed preferred beneficial interests in the Company's
   subordinated debentures...................................................         10,000,000         10,000,000
Deferred compensation........................................................            412,041            424,745
Accrued interest.............................................................          1,387,696          1,866,824
Other liabilities............................................................          1,085,053            718,497
                                                                                ----------------  -----------------
       Total Liabilities.....................................................        480,338,165        486,984,003

Shareholders' Equity
Common stock-par value $.01 per share, 10,000,000 shares
   authorized, 3,123,316 shares issued and outstanding.......................             31,233             31,233
Paid-in capital..............................................................         16,680,055         16,680,055
Retained earnings............................................................         19,781,192         17,752,512
                                                                                ----------------  -----------------
       Total Shareholders' Equity............................................         36,492,480         34,463,800
                                                                                ----------------  -----------------

Total Liabilities and Shareholders' Equity...................................   $    516,830,645  $     521,447,803
                                                                                ================  =================

               See notes to the consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                   Three months Ended March 31, 2003 and 2002
                                   (Unaudited)


                                                                                           Three Months
                                                                                          Ended March 31,
                                                                                      2003               2002
                                                                                ----------------  -----------------
                                                                                                     (Bank Only)
Interest Income
   Interest and fees on loans................................................   $      7,844,759  $       6,453,698
   Interest and dividends
     Taxable securities......................................................            380,284            523,664
     Tax-exempt securities...................................................                 --              1,445
   Interest on federal funds sold and other interest income..................             78,991            101,204
                                                                                ----------------  -----------------
     Total Interest Income...................................................          8,304,034          7,080,011
                                                                                ----------------  -----------------

Interest Expense
   Interest on deposits......................................................          2,266,256          2,424,733
   Interest on borrowed funds................................................            552,007            383,530
                                                                                ----------------  -----------------
     Total Interest Expense..................................................          2,818,263          2,808,263
                                                                                ----------------  -----------------

Net Interest Income..........................................................          5,485,771          4,271,748

Provision for loan losses....................................................            300,000            330,000
                                                                                ----------------  -----------------
     Net Interest Income After Provision for Loan Losses.....................          5,158,771          3,941,748

Noninterest Income
   Customer service fees.....................................................            422,632            342,555
   Insurance commissions.....................................................              2,325              7,129
   Other non-interest income.................................................            201,525            185,109
   Securities gain...........................................................                 --             36,083
                                                                                ----------------  -----------------
       Total Noninterest Income..............................................            626,482            570,876
                                                                                ----------------  -----------------

Noninterest Expenses
   Salaries and employee benefits............................................          1,648,987          1,330,498
   Occupancy and equipment expense...........................................            368,146            387,606
   Other non-interest expenses...............................................            540,099            404,655
                                                                                ----------------  -----------------
       Total Noninterest Expenses............................................          2,557,232          2,122,759
                                                                                ----------------  -----------------

Income before income taxes...................................................          3,255,021          2,389,865
Provision for income tax expense.............................................          1,226,341            898,283
                                                                                ----------------  -----------------

Net Income...................................................................   $      2,028,680  $       1,491,582
                                                                                ================  =================

Weighted Average Common Shares Outstanding-Basic.............................          3,123,316          3,123,316
Weighted Average Common Shares Outstanding-Diluted...........................          3,140,228          3,134,783

Basic Earnings Per Common Share..............................................   $           0.65  $           0.48
Diluted Earnings Per Common Share............................................               0.65              0.48

               See notes to the consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        Three months Ended March 31, 2003
                                   (Unaudited)




                                                 Common            Paid-in          Retained
                                                  Stock            Capital          Earnings             Total
                                               ------------     ------------     --------------    ----------------
Balance at December 31, 2002..............     $      31,233    $  16,680,055    $   17,752,512    $     34,463,800

Net income - Three months ended
   March 31, 2003.........................                --               --         2,028,680           2,028,680
                                               -------------    -------------    --------------    ----------------

Balance at March 31, 2003.................     $      31,233    $  16,680,055    $   19,781,192    $     36,492,480
                                               =============    =============    ==============    ================


               See notes to the consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months Ended March 31, 2003 and 2002
                                   (Unaudited)



                                                                                           Three Months
                                                                                          Ended March 31,
                                                                                      2003               2002
                                                                                ----------------  -----------------
                                                                                                     (Bank Only)
Operating Activities
   Net Income................................................................   $      2,028,680  $       1,491,582
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Provision for loan losses.............................................            300,000            330,000
       Depreciation, amortization, and accretion, net........................            119,672            147,677
       Decrease in accrued interest receivable...............................            121,758             46,997
       Decrease in accrued interest payable..................................           (479,128)          (289,893)
       Other, net............................................................           (170,718)           945,219
                                                                                ----------------  -----------------
       Net Cash Provided By Operating Activities.............................          1,920,264          2,671,582
                                                                                ----------------  -----------------

Investing Activities
   Net decrease (increase) in held-to-maturity securities....................          4,790,349         (6,495,720)
   Net increase in available-for-sale securities.............................                 --            (27,417)
   Loans made to customers, net of repayments................................         (3,977,784)       (24,149,751)
   Purchase of fixed assets..................................................           (960,272)          (536,102)
                                                                                ----------------  -----------------
       Net Cash Used In Investing Activities.................................           (147,707)       (31,208,990)
                                                                                ----------------  -----------------

Financing Activities
   Net increase (decrease) in noninterest-bearing deposits...................         19,809,810         (5,176,959)
   Net (decrease) increase in interest-bearing deposits......................        (26,324,301)        43,768,221
   Repayment of short-term borrowings........................................             (6,071)        (1,086,000)
                                                                                ----------------  -----------------
       Net Cash (Used In) Provided By Financing Activities...................         (6,520,562)        37,505,262
                                                                                ----------------  -----------------

Net (Decrease) Increase in Cash and Cash Equivalents.........................         (4,748,005)         8,967,854

Cash and Cash Equivalents at Beginning of Period.............................         58,834,665         23,039,128
                                                                                ----------------  -----------------

Cash and Cash Equivalents at End of Period...................................   $     54,086,660  $      32,006,982
                                                                                ================  =================

               See notes to the consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003


Note A - Basis of Presentation

The consolidated financial statements include the accounts of Florida Community Banks, Inc. ("FCBI") and its wholly-owned subsidiaries, Florida Community Bank (the "Bank") and FCBI Capital Trust I ("the Trust"), collectively the "Company." The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The statement of financial condition at December 31, 2002, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Certain financial information contained in this Form 10-Q represents solely the financial information of the subsidiary bank as the actual business combination effecting the acquisition of the Bank by the Company did not occur until April 15, 2002 (see Note G).

For further information, refer to the financial statements and footnotes thereto for Florida Community Banks, Inc. for the year ended December 31, 2002, included in Form 10-K filed in March 2003.


Note B - Critical Accounting Policies

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

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral. While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize

                          FLORIDA COMMUNITY BANKS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003


Note B - Critical Accounting Policies - Continued

additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.


Note C - Income Taxes

The effective tax rates of approximately 37.7% and 37.6% for the three months ended March 31, 2003 and 2002, respectively, are more than the Federal statutory tax rate for corporations principally because of the effect of state income taxes, net of federal tax benefit.


Note D - Securities

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

At March 31, 2003, the Bank had no net unrealized gains/losses in available-for-sale securities, which are reflected in the presented assets and resulted in no change in shareholders' equity. There were no trading securities.


Note E - Shareholders' Equity

In December 2002, the Company declared a stock split of 1.2 shares for each of the Company's outstanding shares of common stock. This effect of this stock split has been retroactively reflected in the financial statements. All references to weighted average shares outstanding and per share amounts included in the accompanying financial statements and notes reflect the stock split and its retroactive effects.


Note F - Segment Information

All of the Company's offices offer similar products and services, are located in the same geographic region, and serve the same customer segments of the market. As a result, management considers all units as one operating segment and therefore feels that the basic financial statements and related footnotes provide details related to segment reporting.

                          FLORIDA COMMUNITY BANKS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003


Note G - Business Reorganization

On April 11, 2002 a majority of the shareholders of the Bank approved a Plan of Reorganization ("Plan") whereby the Bank became the subsidiary of Florida Community Banks, Inc., a Florida corporation and a registered bank holding company. Under the Plan, each share of the Bank's common stock was converted into one share of Florida Community Banks, Inc. common stock. Consolidated capital, assets, liabilities and operations after the reorganization, which occurred on April 15, 2002, were substantially the same as reported by the Bank before the reorganization.

The Plan allowed dissenting shareholders to exercise the right to be paid for their shares in cash. There were no dissenting shareholders.


Note H - Stock-Based Compensation

The Company has long-term incentive stock option plans and an employee stock purchase plan. The Company accounts for those plans under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations using the intrinsic value based method, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-based Compensation. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. This Statement also amends APB Opinion No. 28 to require disclosure about those effects in interim financial information. This Statement is effective for financial statements for fiscal years ending after December 15, 2002 and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. No stock-based employee compensation cost is reflected in net income for these plans.

Pro forma information regarding net income and earnings per share is presented as if the Company had accounted for its employee stock options under the fair value method, as prescribed by SFAS No. 123. The fair value for these options was estimated at the dates of grant using the Black-Scholes option pricing model.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                          FLORIDA COMMUNITY BANKS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003


Note H - Stock-Based Compensation - Continued

The Company granted 6,000 options in 2003, at an exercise price of $20.00 per share. These options vest 0 percent on the grant date, 40 percent at the end of the first year and 20 percent at the end of each of the next three years. Other options granted include 55,200 (split adjusted) granted in 2001 at an exercise price of $15.00 per share, with similar terms and conditions as the 2003 options. The compensation expense related to the granted options has been allocated over the vesting period for purposes of pro forma disclosures. Options expire ten years after the date of grant.

The Company's actual and pro forma information follows:


                                                                                         Three Months Ended
                                                                                    March 31,          March 31,
                                                                                      2003               2002
                                                                                ----------------  -----------------
                                                                                                       (Bank Only)
Net Income
As Reported..................................................................   $      2,028,680  $       1,491,582

Deduct: Total stock-based employee compensation expense
   determined under fair value based method for all  awards,
   net of tax................................................................              5,532             11,676
                                                                                ----------------  -----------------

Pro forma net income.........................................................   $      2,023,148  $       1,479,906
                                                                                ================  =================

Basic earnings per share:

As Reported..................................................................   $           0.65  $           0.48
                                                                                ================  ================

Pro forma....................................................................   $           0.65  $           0.48
                                                                                ================  ================

Diluted earnings per share:

As Reported..................................................................   $           0.65  $           0.48
                                                                                ================  ================

Pro forma....................................................................   $           0.64  $           0.47
                                                                                ================  ================


Note I - Commitments and Contingencies

In the normal course of business the Company enters into commitments to extend credit, which are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and generally require a payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent expected future cash flows.

                          FLORIDA COMMUNITY BANKS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003

Standby letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions, and expire in decreasing amounts with terms ranging from one to four years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

The following represents the Company's commitments to extend credit and standby letters of credit as of March 31, 2003 and December 31, 2002:


                                                                                           Period Ended
                                                                                    March 31,        December 31,
                                                                                      2003               2002
                                                                                ----------------  -----------------
Commitments to extend credit.................................................   $     92,452,000  $      94,694,000

Standby and commercial letters of credit.....................................          5,290,000          5,852,000
                                                                                ----------------  -----------------

Total commitments and contingencies..........................................   $     97,742,000  $     100,546,000
                                                                                ================  =================


             [The remainder of this page intentionally left blank]

                          FLORIDA COMMUNITY BANKS, INC.
                                 March 31, 2003

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to assist an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the consolidated financial statements and related notes appearing in Item 1 of the March 31, 2003, Form 10-Q, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

The financial analysis that follows represents Bank only information for the first quarter of 2002 as FCBI had no activity prior to April 15, 2002, the actual date of the acquisition of the Bank. See Note F to the consolidated financial statements as of March 31, 2003, included herein.

Forward-Looking Information

Certain statements contained in this Quarterly Report on Form 10-Q, which are not historical facts, are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. In addition, the Company, through its senior management, from time to time makes forward-looking public statements concerning its expected future operations and performance and other developments. All forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "expect," "anticipates," "intend" and "project" and similar words or expression are intended to identify forward-looking statements. In addition to risks and uncertainties that may affect operations, performance, growth projections and the results of the Company's business, which include, but are not limited to, fluctuations in the economy, the relative strength and weakness in the commercial and consumer sector and in the real estate market, the actions taken by the Federal Reserve Board for the purpose of managing the economy, interest rate movements, the impact of competitive products, services and pricing, timely development by the Company of technology enhancements for its products and operating systems, legislation and similar matters, the Company's future operations, performance, growth projections and results will depend on its ability to respond to the challenges associated with a weakening economy, particularly in real estate development, which is prominent in the Company's primary market. Although management of the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Prospective investors are cautioned that any such forward-looking statements are not guaranties of future performance, involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events or circumstances that may affect the accuracy of any forward-looking statement.


FINANCIAL CONDITION

March 31, 2003 compared to December 31, 2002

The Bank continued its operations concentrating in the origination of loans in southwestern Florida. As discussed more fully below, loan growth was modest during the first quarter of 2003. No significant changes in operating goals or policies occurred during the first quarter of 2003. Loans

                          FLORIDA COMMUNITY BANKS, INC.
                                 March 31, 2003

Loans comprised the largest single category of the Bank's earning assets on March 31, 2003. Loans, net of unearned income and reserve for loan losses, totaled 79.6% of total assets at March 31, 2003 compared to 78.6% of total assets at December 31, 2002. During the quarter, loans increased approximately $1.2 million, a significant decrease in the growth rate that the Company has experienced over the past two years. The Company originated approximately $41.8 million in loans or lines of credit during the first quarter of 2003. In contrast, during the first quarter of 2002, the Company originated approximately $79.3 million in loans or lines of credit. The lower loan origination activity occurred because loan demand softened in the Company's primary market area and, to a lesser extent, the lower level of interest rates on loans influenced management to reduce extensions of credit for real estate and other loan categories.

Investment Securities and Other Earning Assets

The investment securities portfolio is used to provide a source of liquidity, to serve as collateral for borrowings and to secure certain government deposits. Federal funds sold are the most liquid earning asset and is used to manage the daily cash position of the Bank. Investment securities and other short-term investments decreased $13 million during the first quarter of 2003 as certificates of deposits decreased $26 million, partially offset by increases in other deposit categories of $20 million.

Asset Quality

From December 31, 2002 to March 31, 2003, the Bank's asset quality remained satisfactory as measured by three key ratios. The ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) decreased from 82.1% to 81.9%. The percentage of nonperforming assets to total assets increased from 1.48% to 1.59%, and the percentage of nonperforming loans to total loans increased from 1.52% to 1.61%. These ratios were affected by a $514 thousand increase in nonperforming loans during the first quarter of 2003. During the past nine months, nonperforming loans have increased significantly, primarily in part to three relatively large real estate loan borrowers, one of which became owned real estate during the first quarter of 2003. In response to the increase in non-performing loans, the allowance for loan losses also has been increased from 1.21% of loans at March 31, 2002 to 1.61% at March 31, 2003, an increase of $2.6 million in the reserve.

Subsequent to March 31, 2003 a customer having significant indebtedness to the Bank declared bankruptcy (Chapter 11). As of April 23, 2003 the customer had five loans outstanding totaling $8,116,355, all of which were current at that date. Based on an initial review of the customer's borrowing relationships with the Bank, the value of the collateral (primarily real estate) securing the loans exceeds the principal and interest due on the loans. While it is too soon to determine the ultimate outcome of the bankruptcy proceedings, the Company believes the loan loss allowance is adequate to absorb any losses that might result from the customer's indebtedness.

During the first quarter of 2003, recoveries on loans previously charged-off exceeded the amount of loans charged-off by $103 thousand.

                          FLORIDA COMMUNITY BANKS, INC.
                                 March 31, 2003

Deposits

Total deposits of $417.4 million at March 31, 2003 represented a decrease of $6.5 million (1.6%) from total deposits of $423.9 million at year-end 2002. The decrease was attributable to certificates of deposit maturities from two sources: Internet certificates of deposit (gathered by posting the Bank's rates on an Internet bulletin board accessed by various financial institutions in the United States) and brokered certificates of deposit. At March 31, 2003, brokered certificates of deposit totaled approximately $78.4 million and Internet certificates of deposit totaled approximately $36.8 million.

Shareholders' Equity

Shareholders' equity increased $2.0 million from December 31, 2002 to March 31, 2003, due to retained net income during the first quarter of 2003. On March 31, 2003 the Company and the Bank exceeded the regulatory minimums and qualified as well-capitalized under the regulations of the Federal Reserve System, the State of Florida, and the FDIC.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities or principal repayments of investment securities. Loans that mature or reprise, in one year or less, equaled approximately $266.7 million at March 31, 2003, and there are approximately $1.7 million of investment securities repayments expected within one year.

The liability portion of the balance sheet provides liquidity through deposits to various customers' interest-bearing and noninterest-bearing deposit accounts, brokered and Internet certificated of deposit. At March 31, 2003, funds also were available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $30 million and credit availability at the Federal Home Loan Bank of up to 15% of assets (approximately $77 million) of which $27 million is available and unused. At March 31, 2003, the bank had unused collateral totaling approximately $13.5 million, thus limiting the advances potentially available to that amount.

                          FLORIDA COMMUNITY BANKS, INC.
                                 March 31, 2003

Capital Resources

A strong capital position is vital to the continued profitability of the Bank because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The Bank has provided a significant portion of its capital requirements through the retention of earnings.

Bank regulatory authorities are placing increased emphasis on the maintenance of adequate capital. In 1990, new risk-based capital requirements became effective. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Bank's Tier I capital, which consists of common equity less goodwill, amounted to $45.9 million at March 31, 2003. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components are referred to as Total Risk-Based capital and was $51.8 million at March 31, 2003.

The Bank's current capital positions exceed the regulatory guidelines. Management has reviewed and will continue to monitor the Bank's asset mix and product pricing, and the loan loss allowance, which are the areas determined to be most affected by these new requirements.


RESULTS OF OPERATIONS

Three months ended March 31, 2003 and 2002

Summary

Net earnings of the Bank for the three months ended March 31, 2003, totaled $2,028,680 compared to $1,491,582 for the same period in 2002, representing a 36.0% increase. The increase was due principally to a $1.2 million increase in net interest income. As explained more fully below, the increase in net interest income was due to an increased average volume of loans and lower interest-bearing deposit rates.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Bank's net income. Net interest income of the Bank during the three months ended March 31, 2003 increased $1.2 million (28.4%) from the same period in 2002. This increase was due primarily to the increase in loan interest and fee income and, to a lesser extent, a decrease in deposit interest expense. Both loans and deposits experienced increased volume with lower overall rates. Earning assets averaged $482.0 million during the first quarter of 2003 compared to $388.8 million in 2002, with all of the increase due to loan volume. Average interest-bearing liabilities increased from $288.5 million during the first quarter of 2002 to $395.4 million during the same period in 2003. Interest bearing checking accounts (money market and NOW accounts) averaged $11.7 million higher in 2003 compared to the first quarter of 2002 reflecting an increase of 15.3%, as did average certificates of deposit (up $40.1 million) increasing 21.8%.

                          FLORIDA COMMUNITY BANKS, INC.
                                 March 31, 2003

The Bank was in an interest sensitive position during 2003 and 2002 with a larger dollar amount of interest-earning assets subject to repricing than interest-bearing liabilities. Therefore, during 2002 when rates were generally declining, the Bank's loan and investment portfolios rapidly repriced at lower rates. By the first quarter of 2003 significant rate declines on deposits continued while the rate declines on earning assets began to slow. The net effect was an increase in the net interest margin from 4.36% in first quarter of 2002 to 4.64% in 2003.

Provision for Loan Losses

The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. This level is determined based upon the Bank's historical charge-offs, management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $300,000 for the three months ended March 31, 2003 compared to $330,000 during the same period in 2002. Recoveries exceeded charge-offs by approximately $103 thousand and $8 thousand for the three months ended March 31, 2003 and 2002, respectively. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was 1.61% at March 31, 2003, compared to 1.52% at year-end 2002.

Noninterest Income

Noninterest income for the three months ended March 31, 2003, was $626,482 compared to $570,876 for the same period of 2002, an increase of 9.7%. The increase was primarily due to an increase in customer service fees of $80 thousand. During 2003, the Bank earned increased fees for cash provided to customers and for certain services due primarily to volume.

Noninterest Expenses

Noninterest expenses for the three months ended March 31, 2003 totaled $2,557,232 reflecting a 20.4% increase from the same period of 2002. The primary components of noninterest expenses are salaries and employee benefits, which increased $327 thousand for the three months ended March 31, 2003 compared to the same period in 2002, caused by a added staff for branches and mortgage brokerage operations.

Income Taxes

The provision for income taxes of $1,226,341 for the three months ended March 31, 2003, increased $328 thousand compared to the same period of 2002, due to higher taxable earnings. The effective tax rate for both periods is more than the statutory federal rate principally because of state income taxes, net of the federal tax benefit.

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

                          FLORIDA COMMUNITY BANKS, INC.
                                 March 31, 2003

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

On April 30, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging
Activities. The provisions of SFAS No. 149 are effective for fiscal quarters beginning after June 15, 2003. Management does not believe the provisions of this standard will have a material impact on results of future operations.


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

                          FLORIDA COMMUNITY BANKS, INC.
                                 March 31, 2003

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

As of March 31, 2003, the Bank's simulation analysis indicated that the Bank is at greatest risk in a decreasing interest rate environment. The table that follows depicts the results of the simulation assuming one and two percent decreases and increases in market interest rates.


                                                           Estimated Fair Value of Financial Instruments
                                                   ----------------------------------------------------------------
                                                       Down              Up             Down               Up
                                                     1 Percent        1 Percent       2 Percent         2 Percent
                                                   ------------    -------------    -------------    --------------
Dollars in Thousands
Interest Earning Assets:
   Loans.........................................  $    428,203    $     415,437    $     433,819    $      409,381
   Deposits in banks.............................        28,301           28,301           28,301            28,301
   Federal funds sold............................        25,786           25,786           25,786            25,786
   Securities....................................        29,521           28,409           29,932            27,756
                                                   ------------    -------------    -------------    --------------
     Total Interest Earning Assets...............       511,811          497,933          517,838           491,224
                                                   ------------    -------------    -------------    --------------

                          FLORIDA COMMUNITY BANKS, INC.
                                 March 31, 2003

                                                           Estimated Fair Value of Financial Instruments
                                                   ----------------------------------------------------------------
                                                       Down              Up             Down               Up
                                                     1 Percent        1 Percent       2 Percent         2 Percent
                                                   ------------    -------------    -------------    --------------
Interest Bearing Liabilities:
   Deposits - Savings and demand.................       128,870          124,442          131,084           122,228
   Deposits - Time...............................       228,728          223,766          231,210           221,285
   Other borrowings..............................        51,115           48,885           52,230            47,770
                                                   ------------    -------------    -------------    --------------
     Total Rate Sensitive Liabilities............       408,713          397,093          414,524           391,283
                                                   ------------    -------------    -------------    --------------
Net Difference in Fair Value.....................  $    103,098    $     100,840    $     103,314    $       99,941
                                                   ============    =============    =============    ==============
Change in Net Interest Income....................  $      (455)    $         642    $     (1,012)    $        1,273
                                                   ============    =============    =============    ==============


Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

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

Changes in internal controls

Subsequent to the date of their evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.



              [The remainder of this page intentionally left blank]

                          FLORIDA COMMUNITY BANKS, INC.
                                 March 31, 2003


PART 2 - Other Information

  Item 1 - Legal Proceedings

In the ordinary course of business, the Company is subject to legal proceedings, which involve claims for substantial monetary relief. However, based upon the advice of legal counsel, management is of the opinion that any legal proceedings, individually or in the aggregate, will not have a material adverse effect on the Company's financial condition or results of operations.


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

     4.1  Subordinated Promissory Note, dated December 24, 2001, between Florida
          Community Bank and  Independent  Bankers Bank of Florida  (included as
          Exhibit 4.1 to the Bank's Form 10-KSB for the year ended  December 31,
          2002, and incorporated herein by reference).

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

                          FLORIDA COMMUNITY BANKS, INC.
                                 March 31, 2003

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

     11   Statement re: computation of earnings per common share                                            24

     99.1 Code of Ethics (included as Exhibit 99.1 to the Company's Form 8-K filed on March 3, 2003, and incorporated herein by reference.)

     99.2 Chief Executive Officer - Certification  pursuant to 18 U.S.C. Section
          1350, as adopted pursuant to Section 906 of the  Sarbanes-Oxley Act of
          2002                                                                                              25

     99.3 Chief Financial Officer - Certification  pursuant to 18 U.S.C. Section
          1350, as adopted pursuant to Section 906 of the  Sarbanes-Oxley Act of
          2002                                                                                              25

     (b)  Reports on Form 8-K

          On January 29, 2003 Florida Community Banks, Inc. filed a current report on Form 8-K in which it furnished a press release announcing its financial results for the year-ended December 31, 2002, pursuant to Item 9 in satisfaction of Item 12 -- Disclosure of Results of
          Operations and Financial Condition in accordance with Guidelines issued by the Securities and Exchange Commission in Release 33-8216. A copy of this press release, dated January 29, 2003, was attached as an exhibit to the current report on Form 8-K.

          On April 16, 2003 Florida Community Banks, Inc. filed a current report on Form 8-K in which it furnished a press release announcing its financial results for the three-month period ended March 31, 2003, pursuant to Item 9 in satisfaction of Item 12 -- Disclosure of Results of Operations and Financial Condition in accordance with Guidelines issued by the Securities and Exchange Commission in Release 33-8216. A copy of this press release, dated April 16, 2003, was attached as an exhibit to the current report on Form 8-K.


                          FLORIDA COMMUNITY BANKS, INC.
                                 March 31, 2003

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   FLORIDA COMMUNITY BANKS, INC.



               By:  /s/ Stephen L. Price                            May 14, 2003
                  ---------------------------------------------     ------------
                  Stephen L. Price                                  Date
                  President and Chief Executive Officer




                    /s/ Thomas V. Ogletree                          May 14, 2003
                  ---------------------------------------------     ------------
                  Thomas V. Ogletree                                Date
                  Chief Financial Officer

Exhibit 11 - Statements Re: Computation of Per Share Earnings

                          FLORIDA COMMUNITY BANKS, INC.

                    COMPUTATION OF EARNINGS PER COMMON SHARE


The following tabulation presents the calculation of basic and diluted earnings per common share for the three-month periods ended March 31, 2003 and 2002. Average shares outstanding have been retroactively adjusted on an equivalent share basis for the stock split as discussed in the notes to the consolidated financial statements.



                                                                                             Three Months
                                                                                            Ended March 31
                                                                                        2003              2002
                                                                                    -------------    --------------
                                                                                                       (Bank Only)
Basic Earnings Per Share:
   Net income...................................................................    $   2,028,680    $    1,491,582
                                                                                    =============    ==============

   Earnings on common shares....................................................    $   2,028,680    $    1,491,582
                                                                                    =============    ==============

   Weighted average common shares
     outstanding - basic........................................................        3,123,316         3,123,316
                                                                                    =============    ==============

   Basic earnings per common share..............................................    $        0.65    $         0.48
                                                                                    =============    ==============

Diluted Earnings Per Share:
   Net income...................................................................    $   2,028,680    $    1,491,582
                                                                                    =============    ==============

   Earnings on common shares....................................................    $   2,028,680    $    1,491,582
                                                                                    =============    ==============

   Weighted average common shares
     outstanding - diluted......................................................        3,140,228         3,134,783
                                                                                    =============    ==============

   Diluted earnings per common share............................................    $        0.65    $         0.48
                                                                                    =============    ==============

                          FLORIDA COMMUNITY BANKS, INC.
                                 March 31, 2003

EXHIBIT 99.2

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with Florida Community Banks, Inc.'s ("Company") Quarterly Report on Form 10-Q for the period ended March 31, 2003 ("Report"), each of the undersigned certify that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:   May 14, 2003                    By:   /s/ Stephen L. Price
                                           -------------------------------------
                                           Stephen L. Price
                                           President and Chief Executive Officer



EXHIBIT 99.3

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with Florida Community Banks, Inc.'s ("Company") Quarterly Report on Form 10-Q for the period ended March 31, 2003 ("Report"), each of the undersigned certify that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:   May 14, 2003                     By:  /s/ Thomas V. Ogletree
                                           -------------------------------------
                                           Thomas V. Ogletree
                                           Chief Financial Officer

                          FLORIDA COMMUNITY BANKS, INC.
                                 March 31, 2003

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003

/s/    Stephen L. Price
----------------------------------
Stephen L. Price
Chief Executive Officer

                          FLORIDA COMMUNITY BANKS, INC.
                                 March 31, 2003

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003

/s/    Thomas V. Ogletree
----------------------------------
Thomas V. Ogletree
Chief Financial Officer