Form 10-Q
period 2003-06-30
FLORIDA COMMUNITY BANKS INC
filed 2003-08-12
CIK 1170902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

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

                                 Yes [X] No [_]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):

                                 Yes [_] No [X]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par                 Outstanding at August 5, 2003: 3,123,316

                                    Form 10-Q
                          FLORIDA COMMUNITY BANKS, INC.
                                  June 30, 2003



                                TABLE OF CONTENTS

                                                                                                           Page No.
Part I - Financial Information
  Item 1 - Consolidated Financial Statements (Unaudited)

           Consolidated Statements of Financial Condition as of June 30, 2003
              and December 31, 2002.......................................................................     3

           Consolidated Statements of Income For The Three Months Ended
              June 30, 2003 and 2002......................................................................     4

           Consolidated Statements of Income For The Six Months Ended
              June 30, 2003 and 2002......................................................................     5

           Consolidated Statement of Shareholders' Equity For The Six Months
              Ended June 30, 2003.........................................................................     6

           Consolidated Statements of Cash Flows For The Six Months
              Ended June 30, 2003 and 2003................................................................     7

           Notes to Consolidated Financial Statements.....................................................     8

  Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................................................    13

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk.....................................    20

  Item 4 - Controls and Procedures........................................................................    21

Part II - Other Information

  Item 1 - Legal Proceedings..............................................................................    22

  Item 4 - Submission of Matters to a Vote of Security Holders............................................    22

  Item 6 - Exhibits and Reports on Form 8-K...............................................................    23

Signatures

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                          FLORIDA COMMUNITY BANKS, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 June 30, 2003 (Unaudited) and December 31, 2002

                                                                                    June 30,
                                                                                      2003           December 31,
                                                                                   (Unaudited)           2002
Assets
   Cash and due from banks...................................................   $     16,919,013  $      13,264,464
   Federal funds sold........................................................         42,534,000         32,902,000
   Interest-bearing deposits with banks......................................         11,863,240         12,668,201
                                                                                ----------------  -----------------
       Cash and Cash Equivalents.............................................         71,316,253         58,834,665

Securities available for sale................................................          2,874,977          2,874,977
Securities held-to-maturity, fair value of $24,097,958 and $34,120,018.......         23,422,714         33,339,505

Loans, net of unearned income................................................        419,690,362        416,414,676
Allowance for loan losses....................................................         (6,999,241)        (6,319,298)
                                                                                ----------------  -----------------
       Net Loans.............................................................        412,691,121        410,095,378

Premises and equipment, net..................................................         11,311,225         10,109,252
Accrued interest.............................................................          2,821,895          2,904,150
Foreclosed real estate.......................................................          2,733,435                 --
Deferred taxes, net..........................................................          3,341,990          1,960,513
Other assets.................................................................          1,101,551          1,329,363
                                                                                ----------------  -----------------
       Total Assets..........................................................   $    531,615,161  $     521,447,803
                                                                                ================  =================

Liabilities and Shareholders' Equity

Liabilities

Deposits
   Non-interest-bearing......................................................   $     71,599,373  $      54,478,258
   Interest-bearing..........................................................        362,525,887        369,456,264
                                                                                ----------------  -----------------
       Total Deposits........................................................        434,125,260        423,934,522

Federal Home Loan Bank advances..............................................         45,500,000         50,000,000
Other long-term debt.........................................................             30,945             39,415
Guaranteed preferred beneficial interests in the Company's
   subordinated debentures...................................................         10,000,000         10,000,000
Deferred compensation........................................................            399,337            424,745
Accrued interest.............................................................          1,328,231          1,866,824
Other liabilities............................................................          1,611,583            718,497
                                                                                ----------------  -----------------
       Total Liabilities.....................................................        492,995,356        486,984,003

Shareholders' Equity
   Common stock-par value $.01 per share, 10,000,000 shares
     authorized, 3,123,316 shares issued and outstanding.....................             31,233             31,233
   Paid-in capital...........................................................         16,680,055         16,680,055
   Retained earnings.........................................................         21,908,517         17,752,512
                                                                                ----------------  -----------------
       Total Shareholders' Equity............................................         38,619,805         34,463,800
                                                                                ----------------  -----------------

Total Liabilities and Shareholders' Equity...................................   $    531,615,161  $     521,447,803
                                                                                ================  =================

                 See notes to consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    Three months Ended June 30, 2003 and 2002
                                   (Unaudited)


                                                                                           Three Months
                                                                                          Ended June 30,
                                                                                      2003               2002
                                                                                ----------------  -----------------

Interest Income
   Interest and fees on loans................................................   $      7,955,513  $       6,968,466
   Interest and dividends
     Taxable securities......................................................            340,600            545,654
   Tax-exempt securities.....................................................                 --              1,431
   Interest on federal funds sold and other interest income..................            150,924            116,698
                                                                                ----------------  -----------------
       Total Interest Income.................................................          8,447,037          7,632,250
                                                                                ----------------  -----------------

Interest Expense
   Interest on deposits......................................................          2,181,406          2,538,692
   Interest on borrowed funds................................................            555,203            374,517
                                                                                ----------------  -----------------
       Total Interest Expense................................................          2,736,609          2,913,209
                                                                                ----------------  -----------------

Net Interest Income..........................................................          5,710,428          4,719,041

Provision for loan losses....................................................            300,000            280,000
                                                                                ----------------  -----------------

Net Interest Income After Provision for Loan Losses..........................          5,410,428          4,439,041

Noninterest Income
   Customer service fees.....................................................            469,837            431,055
   Insurance commissions.....................................................              2,495             10,995
   Other non-interest income.................................................            193,844            106,775
                                                                                ----------------  -----------------
       Total Noninterest Income..............................................            666,176            548,825
                                                                                ----------------  -----------------

Noninterest Expenses
   Salaries and employee benefits............................................          1,719,684          1,378,715
   Occupancy and equipment expense...........................................            391,080            384,754
   Other non-interest expenses...............................................            536,653            479,192
                                                                                ----------------  -----------------
       Total Noninterest Expenses............................................          2,647,417          2,242,661
                                                                                ----------------  -----------------

Income before income taxes...................................................          3,429,187          2,745,205
Provision for income tax expense.............................................          1,301,862          1,024,097
                                                                                ----------------  -----------------

Net Income...................................................................   $      2,127,325  $       1,721,108
                                                                                ================  =================

Earnings Per Common Share
   Basic.....................................................................   $           0.68  $           0.55
   Diluted...................................................................               0.68              0.55

Cash Dividends Declared
   Cash dividends declared per common share..................................   $           0.00  $           0.35

Weighted Average Shares Outstanding
   Basic.....................................................................          3,123,316          3,123,316
   Diluted...................................................................          3,142,273          3,140,456

                 See notes to consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     Six months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                                                                            Six Months
                                                                                          Ended June 30,
                                                                                      2003               2002
                                                                                ----------------  -----------------

Interest Income
   Interest and fees on loans................................................   $     15,800,272         13,393,735
   Interest and dividends
     Taxable securities......................................................            720,884          1,069,318
     Tax-exempt securities...................................................                 --              2,876
   Interest on federal funds sold and other interest income..................            229,915            217,904
                                                                                ----------------  -----------------
       Total Interest Income.................................................         16,751,071         14,683,833
                                                                                ----------------  -----------------

Interest Expense
   Interest on deposits......................................................          4,447,662          4,963,425
   Interest on borrowed funds................................................          1,107,210            758,047
                                                                                ----------------  -----------------
       Total Interest Expense................................................          5,554,872          5,721,472
                                                                                ----------------  -----------------

Net Interest Income..........................................................         11,196,199          8,962,361

Provision for loan losses....................................................            600,000            610,000
                                                                                ----------------  -----------------

Net Interest Income After Provision for Loan Losses..........................         10,596,199          8,352,361

Noninterest Income
   Customer service fees.....................................................            892,469            725,999
   Insurance commissions.....................................................              4,820             18,124
   Other non-interest income.................................................            395,369            367,923
   Securities gain...........................................................                 --             36,083
                                                                                ----------------  -----------------
       Total Noninterest Income..............................................          1,292,658          1,148,129
                                                                                ----------------  -----------------

Noninterest Expenses
   Salaries and employee benefits............................................          3,368,671          2,709,213
   Occupancy and equipment expense...........................................            759,226            772,360
   Other non-interest expenses...............................................          1,076,752            883,847
                                                                                ----------------  -----------------
       Total Noninterest Expenses............................................          5,204,649          4,365,420
                                                                                ----------------  -----------------

Income before income taxes...................................................          6,684,208          5,135,070
Provision for income tax expense.............................................          2,528,203          1,922,380
                                                                                ----------------  -----------------

Net Income...................................................................   $      4,156,005  $       3,212,690
                                                                                ================  =================

Earnings Per Common Share
   Basic.....................................................................   $           1.33  $           1.03
   Diluted...................................................................               1.32              1.02

Cash Dividends Declared
   Cash dividends declared per common share..................................   $           0.00  $           0.35

Weighted Average Shares Outstanding
   Basic.....................................................................          3,123,316          3,123,316
   Diluted...................................................................          3,139,884          3,139,703

                 See notes to consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         Six months Ended June 30, 2003
                                   (Unaudited)




                                                   Common       Paid-in             Retained
                                                    Stock           Capital         Earnings             Total
                                               -------------    -------------    --------------    ----------------

Balance at December 31, 2002..............     $      31,233    $  16,680,055    $   17,752,512    $     34,463,800

Net income - Six months ended
   June 30, 2003..........................                --               --         4,156,005           4,156,005
                                               -------------    -------------    --------------    ----------------

Balance at June 30, 2003..................     $      31,233    $  16,680,055    $   21,908,517    $     38,619,805
                                               =============    =============    ==============    ================


                 See notes to consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six months Ended June 30, 2003 and 2002
                                   (Unaudited)


                                                                                            Six Months
                                                                                          Ended June 30,
                                                                                      2003               2002
                                                                                ----------------  -----------------

Operating Activities
   Net Income................................................................   $      4,156,005  $       3,212,690
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Provision for loan losses.............................................            600,000            610,000
       Depreciation, amortization, and accretion, net........................            363,580            288,942
       (Increase) decrease in accrued interest receivable....................             82,255             (7,773)
       Increase in accrued interest payable..................................           (538,593)           232,068
       Other, net............................................................           (295,317)            19,120
                                                                                ----------------  -----------------
       Net Cash Provided By Operating Activities.............................          4,367,930          4,355,047
                                                                                ----------------  -----------------

Investing Activities
   Net decrease (increase) in held-to-maturity securities....................          9,916,791         (6,408,181)
   Net decrease in available-for-sale securities.............................                 --             27,417
   Loans made to customers, net of repayments................................         (3,275,686)       (48,854,417)
   Purchase of fixed assets, net.............................................         (1,484,750)        (1,232,190)
   Net (increase) decrease in other real estate owned........................         (2,733,435)           (68,343)
                                                                                ----------------  -----------------
       Net Cash Provided By (Used In) Investing Activities...................          2,422,920        (56,535,714)
                                                                                ----------------  -----------------

Financing Activities
   Net increase (decrease) in noninterest-bearing deposits...................         17,121,115         (1,764,701)
   Net (decrease) increase in interest-bearing deposits......................         (6,930,377)        59,668,965
   Dividends paid............................................................                 --         (1,093,161)
   Repayment of short-term borrowings........................................                 --         (1,086,000)
   Repayment of subordinated note............................................                 --         (5,000,000)
   Repayment of Federal Home Loan Bank advances..............................         (4,500,000)        (7,500,000)
   Issuance of subordinated floating rate deferrable interest debentures.....                 --         10,000,000
                                                                                ----------------  -----------------
       Net Cash Provided By Financing Activities.............................          5,690,738         53,225,103
                                                                                ----------------  -----------------

Net Increase in Cash and Cash Equivalents....................................         12,481,588          1,044,436

Cash and Cash Equivalents at Beginning of Period.............................         58,834,665         23,039,128
                                                                                ----------------  -----------------

Cash and Cash Equivalents at End of Period...................................   $     71,316,253  $      24,083,564
                                                                                ================  =================

                 See notes to consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)


Note A - Basis of Presentation

The consolidated financial statements include the accounts of Florida Community Banks, Inc. ("FCBI") and its wholly-owned subsidiaries, Florida Community Bank (the "Bank") and FCBI Capital Trust I ("the Trust"), collectively the "Company." The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

                          FLORIDA COMMUNITY BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)


Note C - Income Taxes

The effective tax rates of approximately 37.8% and 37.4% for the three months ended June 30, 2003 and 2002, respectively, are more than the federal statutory tax rate for corporations principally because of the effect of state income taxes, net of federal tax benefit.


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

At June 30, 2003, the Bank had no net unrealized gains/losses in available-for-sale securities, which are reflected in the presented assets and resulted in no change in shareholders' equity. There were no trading securities.


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

                          FLORIDA COMMUNITY BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)


Note G - Stock-Based Compensation

The Company has long-term incentive stock option plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations using the intrinsic value based method, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-based Compensation. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. This Statement also amends APB Opinion No. 28 to require disclosure about those effects in interim financial information. This Statement is effective for financial statements for fiscal years ending after December 15, 2002 and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. No stock-based employee compensation cost is reflected in net income for these plans.

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

                          FLORIDA COMMUNITY BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)


Note G - Stock-Based Compensation - Continued

The Company's actual and pro forma information follows:


                                                                                         Six Months Ended
                                                                                    June 30,           June 30,
                                                                                      2003               2002
                                                                                ----------------  -----------------

Net Income

As Reported..................................................................   $      4,156,005  $       3,212,690

Deduct: Total stock-based employee compensation expense
   determined under fair value based method for all  awards,
   net of tax................................................................             11,166             23,352
                                                                                ----------------  -----------------

Pro forma net income.........................................................   $      4,144,839  $       3,189,338
                                                                                ================  =================

Basic earnings per share:

As Reported..................................................................   $           1.33  $           1.03
                                                                                ================  ================

Pro forma....................................................................   $           1.33  $           1.02
                                                                                ================  ================

Diluted earnings per share:

As Reported..................................................................   $           1.32  $           1.02
                                                                                ================  ================

Pro forma....................................................................   $           1.32  $           1.02
                                                                                ================  ================


Note H - Commitments and Contingencies

In the normal course of business the Company enters into commitments to extend credit, which are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and generally require a payment of fees. Since commitments may expire without being drawn upon, the total reported above do not necessarily represent expected future cash flows.

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

                          FLORIDA COMMUNITY BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)


Note H - Commitments and Contingencies - Continued

The following represents the Company's commitments to extend credit and standby letters of credit as of June 30, 2003 and December 31, 2002:


                                                                                           Period Ended
                                                                                -----------------------------------
                                                                                    June 30,         December 31,
                                                                                      2003               2002
                                                                                ----------------  -----------------

Commitments to extend credit.................................................   $    107,610,000  $      94,694,000

Standby and commercial letters of credit.....................................          4,699,000          5,852,000
                                                                                ----------------  -----------------

Total commitments and contingencies..........................................   $    106,949,000  $     100,546,000
                                                                                ================  =================

              [The remainder of this page intentionally left blank]

                          FLORIDA COMMUNITY BANKS, INC.
                                  June 30, 2003


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to assist an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the consolidated financial statements and related notes appearing in Item 1 of the June 30, 2003, Form 10-Q, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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


FINANCIAL CONDITION

June 30, 2003 compared to December 31, 2002

The Bank continued its operations concentrating in the origination of loans in southwestern Florida. As discussed more fully below, loan growth was modest during the first six months of 2003. No significant changes in operating goals or policies occurred during 2003.

                          FLORIDA COMMUNITY BANKS, INC.
                                  June 30, 2003


Loans

Loans comprised the largest single category of the Company's earning assets on June 30, 2003. Loans, net of unearned income and reserve for loan losses, totaled 79.0% of total assets at June 30, 2003 compared to 79.9% of total assets at December 31, 2002. During the first six months of 2003, loans increased approximately $3.3 million, a relatively small increase compared with recent periods. The rapid influx of population to southwest Florida continued to influence the demand for real estate loans, particularly construction and development loans. That demand was tempered somewhat by the national economic conditions, which included depressed stock market values, increased job losses, and lower economic growth.

Investment Securities and Other Earning Assets

The investment securities portfolio is used to provide a source of liquidity, to serve as collateral for borrowings and to secure certain government deposits. Federal funds sold are the most liquid earning asset and is used to manage the daily cash position of the Company. Investment securities and other short-term investments decreased $300 thousand during the first six months of 2003 and totaled $69 million at June 30, 2003.

Asset Quality

From December 31, 2002 to June 30, 2003, the Company's asset quality improved slightly as measured by three key ratios. The ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) increased from 82.1% to 92.3%. The percentage of nonperforming assets to total assets decreased from 1.48% to 1.43%, and the percentage of nonperforming loans to total loans decreased from 1.85% to 1.81%. These ratios were affected by a $113 thousand decrease in nonperforming loans during the first six months of 2003. All three ratios are comparable to industry averages, and management is aware of no factors that would suggest that the Bank will perform less well than its peer group in future periods. In response to the increase in non-performing loans during the past twelve months, the allowance for loan losses also has been increased from 1.21% of loans at June 30, 2002 to 1.67% at June 30, 2003, an increase of $2.6 million in the reserve.

During the first six months of 2003, recoveries on loans previously charged-off exceeded the amount of loans charged-off by $81 thousand.

Deposits

Total deposits of $434.1 million at June 30, 2003 represented an increase of $10.2 million (2.4%) from total deposits of $423.9 million at year-end 2002. The majority of the increase was attributable to two deposit sources: money market accounts and demand deposit accounts. Approximately $30 million of local customer certificates of deposit, Internet certificates of deposit (gathered by posting the Bank's rates on an Internet bulletin board accessed by various financial institutions in the United States) and brokered certificates of deposit were allowed to run off, as loan demand did not require the funds. At June 30, 2003, brokered certificates of deposit totaled approximately $74 million and Internet certificates of deposit totaled approximately $36 million.

                          FLORIDA COMMUNITY BANKS, INC.
                                  June 30, 2003

Shareholders' Equity

Shareholders' equity increased $4.2 million from December 31, 2002 to June 30, 2003, due to retained net income during the six months 2003. On June 30, 2003 the Company and the Bank exceeded the regulatory minimums and qualified as well-capitalized under the regulations of the Federal Reserve System, the State of Florida, and the FDIC.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Loans that mature in one year or less equaled approximately $137 million at June 30, 2003, and there are approximately $10 million of investment securities maturing within one year.

The liability portion of the balance sheet provides liquidity through deposits to various customers' interest-bearing and noninterest-bearing deposit accounts. At June 30, 2003, funds also were available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $25 million and credit availability at the Federal Home Loan Bank ("FHLB") of up to 15% of assets (approximately $80 million) of which $34 million is available and unused. At June 30, 2003, the bank had unused collateral totaling approximately $15 million, thus limiting the FHLB advances potentially available to that amount.

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

                          FLORIDA COMMUNITY BANKS, INC.
                                  June 30, 2003

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

On June 13, 2002, the Company entered into a $5,000,000, 360-day term loan agreement with The Bankers Bank, Atlanta, Georgia, at an interest rate of prime less one-half (P-1/2%). The Company has pledged 51% of the outstanding shares of the Bank as collateral on this note. At June 30, 2003, no portion of this loan was outstanding.

Regulatory authorities are placing increased emphasis on the maintenance of adequate capital. Capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which consists of common equity less goodwill and the newly issued guaranteed preferred beneficial interest in the Company's subordinated debentures, subject to limitation, totaled $48.6 million at June 30, 2003. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and the portion of the guaranteed preferred beneficial interest in the Company's subordinated debentures which exceeds the allowable Tier I capital amount. Tier I capital plus the Tier II capital components is referred to as Total Risk-Based capital and was $54.5 million at June 30, 2003.

The Company's current capital positions exceed the "well-capitalized" regulatory guidelines. Management has reviewed and will continue to monitor the Company's asset mix and the loan loss allowance, which are the areas determined to be most affected by these capital requirements.


RESULTS OF OPERATIONS

Three months ended June 30, 2003 and 2002

Summary

Net earnings of the Company for the three months ended June 30, 2003, totaled $2,127,325 compared to $1,721,108 for the same period in 2002, representing a 23.6% increase. The increase was due principally to the effect of a $991 thousand increase in net interest income, partially offset by a $405 thousand increase in operating expenses. As explained more fully below, the increase in net interest income was due to an increased volume of loans and interest-bearing deposits, each partially offset by a decline in rates.

                          FLORIDA COMMUNITY BANKS, INC.
                                  June 30, 2003



Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's income. Net interest income during the three months ended June 30, 2003 increased $991 thousand (21.0%) from the same period in 2002. This increase was due primarily to the increase in loan interest and fee income and a decrease in deposit interest expense. Interest income increased due to greater earning asset volume, partially offset by a decline in the rate. Interest expense decreased due to greater volume more than offset by the declines in the rate paid for deposits. Earning assets averaged $494.6 million during the second quarter of 2003 compared to $419.7 million in the second quarter of 2002, with most of the increase due to loan volume. Average interest-bearing liabilities increased from $388.7 million during the second quarter of 2002 to $415.8 million during the same period in 2003, primarily due to an increase in certificates of deposit.

The Company was in an interest sensitive position during 2003 and 2002 with a larger dollar amount of interest-earning assets subject to repricing than interest-bearing liabilities. Therefore, during 2003 and 2002 when rates were generally declining, the Company's loan and investment portfolios rapidly repriced at lower rates and reduced the net interest margin. Conversely, during periods when rates generally increase, the Company may benefit from increased net interest income due to its asset sensitive position.

Provision for Loan Losses

The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. This level is determined based upon the Bank's historical charge-offs, management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $300 thousand for the three months ended June 30, 2003 compared to $280 thousand during the same period in 2002. Loans charged off exceeded recoveries by approximately $20 thousand for the three months ended June 30, 2003. During the three months ended June 30, 2002, net recoveries totaled $8 thousand. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was 1.67% at June 30, 2003, compared to 1.52% at year-end 2002.

Noninterest Income

Noninterest income for the three months ended June 30, 2003, was $666,176 compared to $548,825 for the same period of 2002, an increase of 21.4%. The increase was primarily due to an increase in customer service fees and secondary market loan fees. During 2003, the Bank earned increased fees for cash provided to customers and for secondary market loan services due primarily to volume.

Noninterest Expenses

Noninterest expenses for the three months ended June 30, 2003, were $2,647,417 reflecting an 18% increase from the same period of 2002. The primary components of noninterest expenses are salaries and employee benefits, which increased $341 thousand for the three months ended June 30, 2003 compared to the same period in 2002, caused by additional staff at new branches and added staff in the secondary loan market department. Occupancy costs, during this same period, increased by approximately $6 thousand due to the new branch offices opened during 2002.

                          FLORIDA COMMUNITY BANKS, INC.
                                  June 30, 2003

Income Taxes

The provision for income taxes of $1,301,862 for the three months ended June 30, 2003, increased $278 thousand compared to the same period of 2002, due to higher taxable earnings. The effective tax rate for both periods is more than the statutory federal rate principally because of state income taxes, net of the federal tax benefit.

Six months ended June 30, 2003 and 2002

Summary

Net earnings of the Company for the six months ended June 30, 2003, totaled $4,156,005 compared to $3,212,690 for the same period in 2002, representing a 29.4% increase. The increase was due principally to an increase in net interest income after provision for loan losses of $2.2 million partially offset by an increase in non-interest expense of $839 thousand.

Net Interest Income

Net interest income of the Company during the six months ended June 30, 2003, increased $2.2 million (24.9%) from the same period in 2002. This increase was due primarily to the increase in loan interest and fee income and decreased deposit interest expense. The increase loan interest was caused primarily by volume increases and the decrease in deposit interest expense was caused by lower rates paid on a higher volume.

The Company was in an asset sensitive position during 2003 and 2002 with a larger dollar amount of interest-earning assets subject to re-pricing than interest-bearing liabilities. During the first six months of 2002 when rates were generally declining, the Company's interest income has been reduced at a faster rate than the cost of liabilities. During 2003 rates remained low and the Company's cost of deposits also re-priced at lower rates, thus contributing to the improved net interest income.

Provision for Loan Losses

The provision for loan losses was $610,000 for the six months ended June 30, 2002 and $600,000 for the comparable period in 2003. Net recoveries during the six months ending June 30, 2002 totaled $80 thousand. The level of non-performing loans did not change significantly during the period from December 31, 2002 to June 30, 2003.

Noninterest Income

Noninterest income for the six months ended June 30, 2003, was $1,292,658 compared to $1,148,129 for the same period of 2002. The increase was caused by an increase in charges for cash services to customers and secondary market loan fees.

                          FLORIDA COMMUNITY BANKS, INC.
                                  June 30, 2003


Noninterest Expenses

Noninterest expenses for the six months ended June 30, 2003, totaled $5,204,649 and reflected a 19.2% increase from the same period of 2002. Both employee costs and occupancy expenses increased due to a new branch office opening in mid-2002 and due to added staff in the secondary market loan department.

Income Taxes

The provision for income taxes of $2,528,203 for the six months ended June 30, 2003 increased $606 thousand compared to the same period of 2002 due to higher earnings. The effective tax rates of approximately 37.8% for 2003 and 37.4% in 2002 were higher than the federal tax rate due to the effect of state income tax, net of federal tax benefit.

Other Accounting Issues

In November 2002, the Auditing Standards Board issued Statement on Auditing Standards ("SAS") No. 100, Interim Financial Information. This statement supersedes SAS No. 71 and establishes revised standards and guidance on the nature, timing, and extent of the procedures to be performed by an independent accountant when conducting a review of interim financial information. This SAS is effective for interim periods within fiscal years beginning after December 15, 2002. The impact on the interim consolidated financial statements of the Company resulting from the issuance of this auditing standard is not expected to be material.

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

In January 2003, the Financial Accounting Standards Board ("FASB") issued FIN 46, which clarifies the application of Accounting Research Bulletin ("ARB") 51, Consolidated Financial Statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this Interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. Management is currently assessing the impact of FIN 46, and does not expect this Interpretation to have a material impact to the Consolidated Financial Statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, Amendment of Statement 133 on Derivative instruments and Hedging Activities. The provisions of this Statement are effective for contracts entered into or modified after June 20, 2003 and hedging relationships designated after June 30, 2003, and generally require that contracts with comparable characteristics be accounted for similarly. Except for the provisions related to FASB Statement No. 133,

                          FLORIDA COMMUNITY BANKS, INC.
                                  June 30, 2003

Accounting for Derivative Instruments and Hedging Activities, all provisions of this Statement should be applied prospectively. The provisions of the Statement related to Statement 133 Implementation Issues that have been effective for fiscal quarters that begin prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. We do not expect the adoption of the provisions of this Statement to have a material effect on the Company's operating results or financial position.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires liability treatment for certain financial instruments which had previously been recognized as equity. The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before May 15, 2003 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We do not expect the adoption of the provisions of this Statement to have a material effect on the Company's operating results or financial position.


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

                          FLORIDA COMMUNITY BANKS, INC.
                                  June 30, 2003

and interest-bearing deposits. These adjustments are made to reflect more accurately possible future cash flows, re-pricing behavior and ultimately net interest income.

As of June 30, 2003, the Company's simulation analysis indicated that the Company is at greatest risk in a decreasing interest rate environment. The table that follows depicts the results of the simulation assuming one and two percent decreases and increases in market interest rates.


                                                              Estimated Fair Value of Financial Instruments
                                                   ----------------------------------------------------------------
                                                       Down              Up             Down               Up
                                                     1 Percent        1 Percent       2 Percent         2 Percent
                                                   ------------    -------------    -------------    --------------
                                                                          Dollars in Thousands
Interest-earning Assets:
   Loans.........................................  $    421,020    $     408,355    $     427,113    $      402,366
   Federal funds sold and cash equivalents.......        54,397           54,397           54,397            54,397
   Securities....................................        24,961           23,779           25,206            22,759
                                                   ------------    -------------    -------------    --------------
     Total Interest-earning Assets...............       500,378          486,531          506,716           479,522
                                                   ------------    -------------    -------------    --------------

Interest-bearing Liabilities
   Deposits - Savings and demand.................       142,702          137,824          145,140           135,386
   Deposits - Time...............................       224,477          220,051          226,689           217,839
   Other borrowings..............................        46,618           44,383           47,735            43,265
                                                   ------------    -------------    -------------    --------------
     Total Interest-bearing Liabilities..........       413,797          402,258          419,564           396,490
                                                   ------------    -------------    -------------    --------------

Net Difference in Fair Value.....................  $     86,581    $      84,273    $      87,152    $       83,032
                                                   ============    =============    =============    ==============

Change in Net Interest Income....................  $       (442)   $         318    $        (994)   $          626
                                                   ============    =============    ==============   ==============


Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

The Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. The evaluation was performed under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, within 90 days prior to the date of the filing of this quarterly report. Based on this evaluation, the chief executive officer and chief financial officer have concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in this annual report has been communicated to them in a manner appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

Subsequent to the date of their evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          FLORIDA COMMUNITY BANKS, INC.
                                  June 30, 2003

PART II - Other Information

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

   Item 4 - Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (the "Annual Meeting") of Florida Community Bank was held on April 16, 2003, to consider the election of directors (Proposal
I) and to allow adjournment of the Annual Meeting if a quorum was not present in person or by proxy (Proposal II), an issue made moot since a quorum was present.

At the Annual Meeting, 2,217,950 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

PROPOSAL I. Election of Directors :


                                                                                  FOR                 WITHHELD
                                                                           ------------------    ------------------
       Beauford E. Davidson                                                     2,216,617                 1,333
       Patrick B. Langford                                                      2,216,617                 1,333
       Lewis J. Nobles, Jr.                                                     2,216,978                   972
       John R. Olliff                                                           2,216,978                   972
       James O'Quinn                                                            2,216,978                   972
       Stephen L. Price                                                         2,216,622                 1,328
       Bernard T. Rasmussen                                                     2,216,978                   972
       R.A. Roberts                                                             2,216,978                   972
       Daniel G. Rosbough                                                       2,216,978                   972
       James E. Williams, Jr.                                                   2,216,978                   972

PROPOSAL II.  Adjournment if Necessary:

                                                             FOR                 AGAINST               ABSTAIN
                                                     ------------------    ------------------    ------------------
                                                           2,114,627               87,113                16,210


              [The remainder of this page intentionally left blank]

                          FLORIDA COMMUNITY BANKS, INC.
                                  June 30, 2003


Item 6  - Exhibits and Reports on Form 8-K

Exhibit No.                                Exhibit                                    Page
-----------   ------------------------------------------------------------------   -----------

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

    4.2 Specimen Common Stock Certificate of FCBI (included as Exhibit 4.1 to FCBI's Registration Statement on Form 8-A filed with the SEC on April 15,2002 and incorporated herein by reference).

    10.1      2002  Key Employee Stock Compensation Program of FCBI (included as
              Appendix  D  to the Bank's Definitive Schedule 14-A filed with the
              FDIC on March 22, 2002 and incorporated herein by reference).

    10.2 Guarantee Agreement between Florida Community Banks, Inc. as guarantor, and Wilmington Trust Company as guarantee trustee, dated as of June 21, 2002 (included as Exhibit 10.4 to the Company's Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

    10.3      Junior  Subordinated  Indenture  between  Florida Community Banks,
              Inc. (as Company) and Wilmington Trust Company (as trustee), dated as of June 21, 2002 (included as Exhibit 10.5 to the Company's
              Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).


    10.4      Term  Loan Agreement between Florida Community Banks, Inc. and The
              Bankers  Bank,  Atlanta, Georgia, dated June 13, 2002 (included as
              Exhibit 10.6 to the Company's Form 10-Q for the quarter ended June
              30, 2002, and incorporated herein by reference).

    11        Statement re: computation of earnings per common share                   26


                          FLORIDA COMMUNITY BANKS, INC.
                                  June 30, 2003


Exhibit No.                                Exhibit                                    Page
-----------   ------------------------------------------------------------------   -----------

    31.1      Chief  Executive  Officer - Certification   pursuant Section  302,
              as  adopted of the Sarbanes-Oxley Act of 2002                            27

    31.2      Chief  Financial  Officer - Certification   pursuant Section  302,
              as  adopted of the Sarbanes-Oxley Act of 2002                            28

    32.1      Chief  Executive  Officer - Certification   pursuant Section  906,
              as  adopted of the Sarbanes-Oxley Act of 2002                            29

    32.2      Chief  Financial  Officer - Certification   pursuant Section  906,
              as  adopted of the Sarbanes-Oxley Act of 2002                            29

    99.1      Code  of  Ethics  (included as Exhibit  99.1 to the Company's Form
              8-K filed on March 3, 2003, and incorporated herein by reference.)

    (b) Reports on Form 8-K

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


             [The remainder of this page intentionally left blank.]

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   FLORIDA COMMUNITY BANKS, INC.



                   By:  /s/ Stephen L. Price                     August 12, 2003
                      -------------------------------------      ---------------
                      Stephen L. Price                           Date
                      President and Chief Executive Officer




                        /s/ Thomas V. Ogletree                   August 12, 2003
                      -------------------------------------      ---------------
                      Thomas V. Ogletree                         Date
                      Chief Financial Officer

Exhibit 11 - Statements Re: Computation of Per Share Earnings


                          FLORIDA COMMUNITY BANKS, INC.

                    COMPUTATION OF EARNINGS PER COMMON SHARE



The following tabulation presents the calculation of basic and diluted earnings per common share for the three-month and six-month periods ended June 30, 2003 and 2002. Average shares outstanding have been retroactively adjusted on an equivalent share basis for the effects of the stock dividends and splits as discussed in the notes to the financial statements.


                                                                Three Months                   Six Months
                                                               Ended June 30,                Ended June 30,
                                                     ------------------------------   -----------------------------
                                                          2003            2002             2003           2002
                                                     -------------    -------------   -------------  --------------

Basic Earnings Per Share:
   Net income....................................    $   2,127,325    $   1,721,108   $   4,156,005  $    3,212,690
                                                     =============    =============   =============  ==============

   Earnings on common shares.....................    $   2,127,325    $   1,721,108   $   4,156,005  $    3,212,690
                                                     =============    =============   =============  ==============

   Weighted average common shares
     outstanding - basic.........................        3,123,316        3,123,316       3,123,316       3,123,316
                                                     =============    =============   =============  ==============

   Basic earnings per common share...............    $        0.68    $        0.55   $        1.33  $         1.03
                                                     =============    =============   =============  ==============

Diluted Earnings Per Share:
   Net income....................................    $   2,127,325    $   1,721,108   $   4,156,005  $    3,212,690
                                                     =============    =============   =============  ==============

   Weighted average common shares
     outstanding - diluted.......................        3,142,273        3,140,456       3,139,884       3,139,703
                                                     =============    =============   =============  ==============

   Diluted earnings per common share.............    $        0.68    $        0.55   $        1.32  $         1.02
                                                     =============    =============   =============  ==============

EXHIBIT 31.1

                           CERTIFICATION PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

Date:  August 12, 2003

/s/    Stephen L. Price
--------------------------
Stephen L. Price
Chief Executive Officer

EXHIBIT 31.2

                           CERTIFICATION PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

Date:  August 12, 2003

/s/    Thomas V. Ogletree
--------------------------
Thomas V. Ogletree
Chief Financial Officer

EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with Florida Community Banks, Inc.'s ("Company") Quarterly Report on Form 10-Q for the period ended June 30, 2003 ("Report"), each of the undersigned certify that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:   August 12, 2003                 By:   /s/ Stephen L. Price
                                           -------------------------------------
                                           Stephen L. Price
                                           President and Chief Executive Officer



EXHIBIT 32.2

                            CERTIFICATION PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with Florida Community Banks, Inc.'s ("Company") Quarterly Report on Form 10-Q for the period ended June 30, 2003 ("Report"), each of the undersigned certify that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:   August 12, 2003                 By:   /s/ Thomas V. Ogletree
                                           -------------------------------------
                                           Thomas V. Ogletree
                                           Chief Financial Officer