Form 10-Q
period 2003-09-30
FLORIDA COMMUNITY BANKS INC
filed 2003-11-12
CIK 1170902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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


                                 (239) 657-3171
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


                                    No Change
--------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)


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


Common Stock, $0.01 par              Outstanding at November 10, 2003: 3,747,979

                                    Form 10-Q
                          FLORIDA COMMUNITY BANKS, INC.
                               September 30, 2003



                                TABLE OF CONTENTS

                                                                                                           Page No.
Part I - Financial Information

  Item 1 - Consolidated Financial Statements (Unaudited)
           Consolidated Statements of Financial Condition as of September 30, 2003
              and December 31, 2002.......................................................................     3

           Consolidated Statements of Income For The Three Months Ended
              September 30, 2003 and 2002.................................................................     4

           Consolidated Statements of Income For The Nine Months Ended
              September 30, 2003 and 2002.................................................................     5

           Consolidated Statement of Shareholders' Equity For The Nine Months
              Ended September 30, 2003....................................................................     6

           Consolidated Statements of Cash Flows For The Nine Months
              Ended September 30, 2003 and 2002...........................................................     7

           Notes to Consolidated Financial Statements.....................................................     8

  Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................................................    13

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk.....................................    20

  Item 4 - Controls and Procedures........................................................................    21

Part II - Other Information

  Item 1 - Legal Proceedings..............................................................................    22

  Item 6 - Exhibits and Reports on Form 8-K...............................................................    22

Signatures

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements


                         FLORIDA COMMUNITY BANKS, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
              September 30, 2003 (Unaudited) and December 31, 2002

                                                                                  September 30,
                                                                                      2003           December 31,
                                                                                   (Unaudited)           2002
Assets

Cash and due from banks......................................................   $     10,692,726  $      13,264,464
Federal funds sold...........................................................         16,528,000         32,902,000
Interest-bearing deposits with banks.........................................          4,449,284         12,668,201
                                                                                ----------------  -----------------
       Cash and Cash Equivalents.............................................         31,670,010         58,834,665

Securities available for sale................................................          2,374,977          2,874,977
Securities held-to-maturity, fair value of $26,173,066 and $34,120,018.......         26,620,221         33,339,505

Loans, net of unearned income................................................        424,260,094        416,414,676
Allowance for loan losses....................................................         (7,680,653)        (6,319,298)
                                                                                ----------------  -----------------
       Net Loans.............................................................        416,579,441        410,095,378

Premises and equipment, net..................................................         12,647,822         10,109,252
Accrued interest.............................................................          2,778,426          2,904,150
Foreclosed real estate.......................................................          6,055,413                 --
Deferred taxes, net..........................................................          3,716,057          1,960,513
Other assets.................................................................          1,167,633          1,329,363
                                                                                ----------------  -----------------

       Total Assets..........................................................   $    503,610,000  $     521,447,803
                                                                                ================  =================

Liabilities and Shareholders' Equity

Liabilities

Deposits
   Non-interest-bearing......................................................   $     67,215,629  $      54,478,258
   Interest-bearing..........................................................        341,853,628        369,456,264
                                                                                ----------------  -----------------
       Total Deposits........................................................        409,069,257        423,934,522

Federal Home Loan Bank advances..............................................         40,000,000         50,000,000
Other long-term debt.........................................................             26,339             39,415
Guaranteed preferred beneficial interests in the Company's
   subordinated debentures...................................................         10,000,000         10,000,000
Deferred compensation........................................................            386,633            424,745
Accrued interest.............................................................          1,162,793          1,866,824
Other liabilities............................................................          2,380,130            718,497
                                                                                ----------------  -----------------
       Total Liabilities.....................................................        463,025,152        486,984,003

Shareholders' Equity
   Common stock-par value $.01 per share, 10,000,000 shares
     authorized, 3,747,979 shares issued and outstanding.....................             37,480             37,480
   Paid-in capital...........................................................         16,673,808         16,673,808
   Retained earnings.........................................................         23,873,560         17,752,512
                                                                                ----------------  -----------------
       Total Shareholders' Equity............................................         40,584,848         34,463,800
                                                                                ----------------  -----------------

Total Liabilities and Shareholders' Equity...................................   $    503,610,000  $     521,447,803
                                                                                ================  =================

                 See notes to consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                 Three months Ended September 30, 2003 and 2002
                                   (Unaudited)


                                                                                           Three Months
                                                                                        Ended September 30,
                                                                                      2003               2002
                                                                                ----------------  -----------------

Interest Income
   Interest and fees on loans................................................   $      8,149,959  $       7,514,425
   Interest and dividends
     Taxable securities......................................................            284,050            554,528
     Tax-exempt securities...................................................                 --                979
   Interest on federal funds sold and other interest income..................             67,802             26,391
                                                                                ----------------  -----------------
       Total Interest Income.................................................          8,501,811          8,096,323
                                                                                ----------------  -----------------

Interest Expense
   Interest on deposits......................................................          1,862,040          2,500,247
   Interest on borrowed funds................................................            518,518            450,723
                                                                                ----------------  -----------------
       Total Interest Expense................................................          2,380,558          2,950,970
                                                                                ----------------  -----------------

Net Interest Income..........................................................          6,121,253          5,145,353

Provision for loan losses....................................................            700,000          1,100,000
                                                                                ----------------  -----------------

Net Interest Income After Provision for Loan Losses..........................          5,421,253          4,045,353

Noninterest Income
   Customer service fees.....................................................            508,363            501,241
   Real estate rental income ................................................             20,283             24,096
   Other non-interest income.................................................            134,113            117,955
                                                                                ----------------  -----------------
       Total Noninterest Income..............................................            662,759            643,292
                                                                                ----------------  -----------------

Noninterest Expenses
   Salaries and employee benefits............................................          1,903,948          1,492,150
   Occupancy and equipment expense...........................................            378,015            397,940
   Other non-interest expenses...............................................            652,331            408,333
                                                                                ----------------  -----------------
       Total Noninterest Expenses............................................          2,934,294          2,298,423
                                                                                ----------------  -----------------

Income before income taxes...................................................          3,149,718          2,390,222
Provision for income tax expense.............................................          1,184,675            902,005
                                                                                ----------------  -----------------

Net Income...................................................................   $      1,965,043  $       1,488,217
                                                                                ================  =================

Earnings Per Common Share
   Basic.....................................................................   $           0.52  $           0.40
   Diluted...................................................................               0.52              0.40

Weighted Average Shares Outstanding
   Basic.....................................................................          3,747,979          3,747,979
   Diluted...................................................................          3,766,829          3,761,382

                 See notes to consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  Nine months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                                                                           Nine Months
                                                                                        Ended September 30,
                                                                                      2003               2002
                                                                                ----------------  -----------------

Interest Income
   Interest and fees on loans................................................   $     23,950,231  $      21,032,976
   Interest and dividends
     Taxable securities......................................................          1,004,934          1,665,684
     Tax-exempt securities...................................................                 --              3,855
   Interest on federal funds sold and other interest income..................            297,717            202,864
                                                                                ----------------  -----------------
       Total Interest Income.................................................         25,252,882         22,905,379
                                                                                ----------------  -----------------

Interest Expense
   Interest on deposits......................................................          6,309,702          7,463,671
   Interest on borrowed funds................................................          1,625,728          1,209,177
                                                                                ----------------  -----------------
       Total Interest Expense................................................          7,935,430          8,672,848
                                                                                ----------------  -----------------

Net Interest Income..........................................................         17,317,452         14,232,530

Provision for loan losses....................................................          1,300,000          1,710,000
                                                                                ----------------  -----------------

Net Interest Income After Provision for Loan Losses..........................         16,017,452         12,522,530

Noninterest Income
   Customer service fees.....................................................          1,400,832          1,102,424
   Real estate rental income ................................................             63,836             66,712
   Other non-interest income.................................................            490,748            461,387
   Security gains............................................................                 --             36,083
                                                                                ----------------  -----------------
       Total Noninterest Income..............................................          1,955,416          1,666,606
                                                                                ----------------  -----------------

Noninterest Expenses
   Salaries and employee benefits............................................          5,272,619          4,201,363
   Occupancy and equipment expense...........................................          1,137,240          1,170,300
   Other non-interest expenses...............................................          1,729,084          1,292,182
                                                                                ----------------  -----------------
       Total Noninterest Expenses............................................          8,138,943          6,663,845
                                                                                ----------------  -----------------

Income before income taxes...................................................          9,833,925          7,525,292
Provision for income tax expense.............................................          3,712,877          2,824,385
                                                                                ----------------  -----------------

Net Income...................................................................   $      6,121,048  $       4,700,907
                                                                                ================  =================

Earnings Per Common Share
   Basic.....................................................................   $           1.63  $           1.25
   Diluted...................................................................               1.62              1.25

Cash Dividends Declared
   Cash dividends declared per common share..................................   $           0.00  $           0.29

Weighted Average Shares Outstanding
   Basic.....................................................................          3,747,979          3,747,979
   Diluted...................................................................          3,768,805          3,761,382

                 See notes to consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      Nine months Ended September 30, 2003
                                   (Unaudited)




                                                 Common            Paid-in          Retained
                                                  Stock            Capital          Earnings             Total
                                               ------------     ------------     --------------    ----------------

Balance at December 31, 2002..............     $      31,233    $  16,680,055    $   17,752,512    $     34,463,800

Net income - Nine months ended
   September 30, 2003.....................                --               --         6,121,048           6,121,048
                                               -------------    -------------    --------------    ----------------

Balance at September 30, 2003.............     $      31,233    $   1,680,055    $   23,873,560    $     40,584,848
                                               =============    =============    ==============    ================




                 See notes to consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine months Ended September 30, 2003 and 2002
                                   (Unaudited)


                                                                                           Nine Months
                                                                                        Ended September 30,
                                                                                      2003               2002
                                                                                ----------------  -----------------

Operating Activities
   Net Income................................................................   $      6,121,048  $       4,700,907
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Provision for loan losses.............................................          1,300,000          1,710,000
       Depreciation, amortization, and accretion, net........................            542,942            509,535
       Decrease (increase) in accrued interest receivable....................            125,724           (286,392)
       (Decrease) increase in accrued interest payable.......................           (704,031)           136,228
       Other, net............................................................            (33,404)           354,110
                                                                                ----------------  -----------------
       Net Cash Provided By Operating Activities.............................          7,352,279          7,124,388
                                                                                ----------------  -----------------

Investing Activities
   Net decrease (increase) in held-to-maturity securities....................          6,719,284         (7,934,370)
   Net decrease (increase) in available-for-sale securities..................            500,000           (414,502)
   Net decrease in interest-bearing time deposits at banks...................                 --          2,500,000
   Loans made to customers, net of repayments................................         (7,845,418)       (72,096,630)
   Purchase of fixed assets, net.............................................         (2,957,048)        (2,040,096)
   Net (increase) decrease in other real estate owned........................         (6,055,411)            49,788
                                                                                ----------------  -----------------
       Net Cash Used In Investing Activities.................................         (9,638,593)       (79,935,810)
                                                                                ----------------  -----------------

Financing Activities
   Net increase (decrease) in noninterest-bearing deposits...................         12,737,371         (4,420,350)
   Net (decrease) increase in interest-bearing deposits......................        (27,602,636)        60,094,337
   Dividends paid............................................................                 --         (1,093,161)
   (Decrease) in short-term borrowings.......................................                 --         (1,112,450)
   (Decrease) in other debt..................................................            (13,076)                --
   Repayment of subordinated note............................................                 --         (5,000,000)
   Net (decrease) increase in Federal Home Loan Bank advances................        (10,000,000)         7,500,000
   Issuance of subordinated floating rate deferrable interest debentures.....                 --         10,000,000
                                                                                ----------------- -----------------
       Net Cash Provided By (Used In) Financing Activities...................        (24,878,341)        65,968,376
                                                                                ----------------  -----------------

Net (Decrease) in Cash and Cash Equivalents.................................        (27,164,655)         (6,843,046)

Cash and Cash Equivalents at Beginning of Period.............................         58,834,665         23,039,128
                                                                                ----------------  -----------------

Cash and Cash Equivalents at End of Period...................................   $     31,670,010  $      16,196,082
                                                                                ================  =================

                 See notes to consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                  (Unaudited)


Note A - Basis of Presentation

The consolidated financial statements include the accounts of Florida Community Banks, Inc. ("FCBI") and its wholly-owned subsidiaries, Florida Community Bank (the "Bank") and FCBI Capital Trust I ("the Trust"), collectively the "Company." The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

                          FLORIDA COMMUNITY BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                  (Unaudited)

Note C - Income Taxes

The effective tax rates of approximately 37.6% and 37.7% for the three months ended September 30, 2003 and 2002 and 37.8% and 37.5% for the nine months ended September 30, 2003 and 2002, respectively, are more than the federal statutory tax rate for corporations principally because of the effect of state income taxes, net of federal tax benefit.


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

At September 30, 2003, the Company had no net unrealized gains/losses in available-for-sale securities, which are reflected in the presented assets and resulted in no change in shareholders' equity. There were no trading securities.


Note E - Shareholders' Equity

In December 2002 and October 2003, the Company declared a stock split and issued
1.2 shares for each share outstanding of the Company's common stock. This effect of this stock split has been retroactively reflected in the Company's consolidated financial statements. All references to weighted average shares outstanding and per share amounts included in the accompanying financial statements and notes reflect and the stock split and its retroactive effect.


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

                          FLORIDA COMMUNITY BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                  (Unaudited)


Note G - Stock-Based Compensation - Continued

Pro forma information regarding net income and earnings per share is presented as if the Company had accounted for its employee stock options under the fair value method, as prescribed by SFAS No. 123. The fair value for these options was estimated at the dates of grant using the Black-Scholes option- pricing model.

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

The Company granted 7,200 (split adjusted) options in 2003, at an exercise price of $16.67 per share. These options vest 0 percent on the grant date, 40 percent at the end of the first year and 20 percent at the end of each of the next three years. Other options granted include 66,240 (split adjusted) granted in 2001 at an exercise price of $12.50 per share, with similar terms and conditions as the 2003 options. The compensation expense related to the granted options has been allocated over the vesting period for purposes of pro forma disclosures. Options expire ten years after the date of grant.

The Company's actual and pro forma information follows:

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                      2003               2002
                                                                                ----------------  -----------------
Net Income

As Reported..................................................................   $      6,121,048  $       4,700,907

Deduct: Total stock-based employee compensation expense
   determined under fair value based method for all  awards,
   net of tax................................................................             16,800             35,028
                                                                                ----------------  -----------------

Pro forma net income.........................................................   $      6,104,248  $       4,665,879
                                                                                ================  =================

Basic earnings per share:

As Reported..................................................................   $           1.63  $           1.25
                                                                                ================  ================

Pro forma....................................................................   $           1.63  $           1.24
                                                                                ================  ================

Diluted earnings per share:

As Reported..................................................................   $           1.62  $           1.25
                                                                                ================  ================

Pro forma....................................................................   $           1.62  $           1.24
                                                                                ================  ================

                          FLORIDA COMMUNITY BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                  (Unaudited)

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

The following represents the Company's commitments to extend credit and standby letters of credit as of September 30, 2003 and December 31, 2002:

                                                                                           Period Ended
                                                                                  September 30,   December 31,
                                                                                      2003               2002
                                                                                ----------------  -----------------

Commitments to extend credit.................................................   $    107,952,000  $      94,694,000

Standby and commercial letters of credit.....................................          3,993,000          5,852,000
                                                                                ----------------  -----------------

Total commitments and contingencies..........................................   $    111,945,000  $     100,546,000
                                                                                ================  =================


Note I - Business Combination

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

On June 21, 2002, FCBI Capital Trust I ("FCBI Trust"), a Delaware statutory trust established by the Company, received $10,000,000 in proceeds in exchange for $10,000,000 principal amount of FCBI Trust's floating rate cumulative trust preferred securities (the "preferred securities") in a trust preferred private placement. The proceeds of that transaction were then used by FCBI Trust to purchase an equal amount of floating rate subordinated debentures (the "subordinated debentures") of the Company. The Company has fully and unconditionally guaranteed all obligations of FCBI Trust on a subordinated basis

                          FLORIDA COMMUNITY BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                  (Unaudited)

Note I - Business Combination - Continued

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


Note J - Subsequent Events

On October 15, 2003 the Company announced a cash dividend of $0.25 per share, to all shareholders of record on November 3, 2003. The Company also announced a 1.2 to 1 stock split effective December 1, 2003 to all shareholders of record on November 3, 2003. Weighted average shares and earnings per share data have been retroactively restated to reflect the stock split.

                          FLORIDA COMMUNITY BANKS, INC.

                               September 30, 2003


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to assist an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the consolidated financial statements and related notes appearing in Item 1 of the September 30, 2003, Form 10-Q, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing in the Bank's Annual Report on Form 10-K for the year ended December 31, 2002.

Forward-Looking Information

Certain statements contained in this Quarterly Report on Form 10-Q, which are not historical facts, are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. In addition, the Company, through its senior management, from time to time makes forward-looking public statements concerning its expected future operations and performance and other developments. All forward-looking statements are made pursuant to the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchanged Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company are generally identifiable by the words "believe, intend, anticipate, estimate, project, plan", or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. Factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company's loan or investment portfolios, demand for loan products, deposit flows, cost and availability of borrowings, competition, demand for financial services in the Company's market area, real estate values in the Company's primary market area, the possible short-term dilutive effect of potential acquisitions, and tax and financial accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.


FINANCIAL CONDITION

September 30, 2003 compared to December 31, 2002

The Company continued its operations concentrating in the origination of loans in southwestern Florida. As discussed more fully below, loan growth was funded by an increase in deposits. No significant changes in operating goals or policies occurred during the first nine months of 2003.

                          FLORIDA COMMUNITY BANKS, INC.

                               September 30, 2003

Loans

Loans comprised the largest single category of the Company's earning assets on September 30, 2003. Loans, net of unearned income and reserve for loan losses, totaled 84.2% of total assets at September 30, 2003 compared to 79.8% of total assets at December 31, 2002. During the first nine months of 2003, loans increased approximately $7.8 million with agricultural, commercial and industrial loans declining $2.1 million offset by a $9.9 million increase in loans secured by real estate. The rapid influx of population to southwest Florida continued to influence the demand for real estate loans, particularly construction and development loans, although demand has slowed due to current economic factors.

The company has a significant investment in loans to finance land development and construction. At September 30, 2003, the Company had $162 million in construction, land development and other land loans outstanding, compared to a total loan portfolio of $424 million.

Investment Securities and Other Earning Assets

The investment securities portfolio is used to provide a source of liquidity, to serve as collateral for borrowings and to secure certain government deposits. Federal funds sold are the most liquid earning asset and is used to manage the daily cash position of the Company. Investment securities and other short-term investments decreased $7.2 million during the first nine months of 2003 as the investment portfolio was used to fund certificates of deposit maturing during that period.

Asset Quality

From December 31, 2002 to September 30, 2003, the Company's asset quality deteriorated due to the increase in non-performing loans. The ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) decreased from 0.82:1 to 0.44:1. The percentage of nonperforming assets to total assets increased from 1.48% to 3.50%, and the percentage of nonperforming loans to total loans increased from 1.52% to 1.81%. These ratios were affected by a $6.1 million increase in foreclosed loans, secured by real estate, that were classified as other real estate owned at September 30, 2003. In response to this increase in non-performing loans, the allowance for loan losses for the Company was increased by $1.4 million during the first nine months of 2003.

During the first nine months of 2003, recoveries on loans previously charged-off exceeded the amount of loans charged-off by $59 thousand.

Deposits

Total deposits of $409 million at September 30, 2003, represented a decrease of $14.8 million (3.5%) from total deposits of $424 million at year-end 2002. The majority of the decrease was attributable to roll off of Internet certificates of deposit (gathered by posting the Bank's rates on an Internet bulletin board accessed by various financial institutions in the United States) and brokered certificates of deposit. At September 30, 2003, brokered and Internet certificates of deposit totaled approximately $98 million.

                          FLORIDA COMMUNITY BANKS, INC.

                               September 30, 2003

Shareholders' Equity

Consolidated shareholders' equity increased $6.1 million from December 31, 2002 to September 30, 2003, due to net income retained during the first nine months of 2003. On September 30, 2003, the Company and the Bank exceeded the regulatory minimums and qualified as well capitalized under the regulations of the Federal Reserve System, the State of Florida, and the FDIC.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Loans that mature in one year or less equaled approximately $142 million at September 30, 2003, and there are no investment securities maturing within one year. In addition, Federal funds sold (an overnight investment) totaled $16.5 million at September 30, 2003.

The liability portion of the balance sheet provides liquidity through deposits to various customers' interest-bearing and noninterest-bearing deposit accounts. At September 30, 2003, funds also were available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $27 million and credit availability at the Federal Home Loan Bank of Atlanta (up to 15% of assets, approximately $75 million) of which $29 million is available and unused. At September 30, 2003, the Bank had unused collateral totaling approximately $14 million, thus limiting the advances potentially available to that amount.

Capital Resources

A strong capital position is vital to the continued profitability of the Company and the Bank because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The Company has provided a significant portion of its capital requirements through the retention of earnings.

                          FLORIDA COMMUNITY BANKS, INC.

                               September 30, 2003


On June 13, 2002, the Company entered into a $5,000,000, 360-day term loan agreement with The Bankers Bank, Atlanta, Georgia, at an interest rate of prime less one-half (P-1/2%). The Company has pledged 51% of the outstanding shares of Florida Community Bank, a 100% owned subsidiary of the Company, as collateral on this note. At September 30, 2003, no portion of this loan was outstanding.

Regulatory authorities are placing increased emphasis on the maintenance of adequate capital. Capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which consists of common equity less goodwill and the newly issued guaranteed preferred beneficial interest in the Company's subordinated debentures, subject to limitation, totaled $50.6 million at September 30, 2003. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and any portion of the guaranteed preferred beneficial interest in the Company's subordinated debentures which exceeds the allowable Tier I capital amount. Tier I capital plus the Tier II capital components is referred to as Total Risk-Based capital and was approximately $57 million at September 30, 2003.

The Company's and the Bank's current capital positions exceed the "well-capitalized" regulatory guidelines. Management has reviewed and will continue to monitor the Company's asset mix and the loan loss allowance, which are the areas determined to be most affected by these capital requirements.


RESULTS OF OPERATIONS

Three months ended September 30, 2003 and 2002

Summary

Net income of the Company for the three months ended September 30, 2003, totaled $1,965,043 compared to $1,488,217 for the same period in 2002, representing a 32.0% increase. The increase was due principally to a $976 thousand increase in net interest income and a $400 thousand decrease in the provision for loan losses. As explained more fully below, the increase in net interest income was due to an increased volume of loans and interest-bearing deposits, each offset by a decline in rates. The decrease in the provision in loan losses, as compared to the three months ended September 30, 2002, was in response to a review of the non-performing loans as compared to the overall loan portfolio, which indicated that a lower provision in the current quarter, would keep the allowance for loan losses adequate.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's income. Net interest income during the three months ended September 30, 2003, increased $976 thousand (19.0%) from the same period in 2002. This increase was due primarily to the increase in loan interest and fee income with a significantly lower increase in interest expense. Interest income increased due to greater volume, partially offset by a decline in the rate. Interest expense increased due to greater volume, all of which was offset by the declines in the rate paid for deposits. Lower deposit rates available in the brokered certificate of deposit markets prompted the Company to seek funds from that source.

The Company was in an interest sensitive position during 2003 and 2002 with a larger dollar amount of interest-earning assets subject to repricing than interest-bearing liabilities. Therefore, during 2003 and 2002 when rates were generally declining, the Company's loan and investment portfolios rapidly repriced

                         FLORIDA COMMUNITY BANKS, INC.

                               September 30, 2003

at lower rates. During 2003, higher rate certificates of deposit re-priced, causing the net interest margin to improve. During periods when rates generally increase, the Company may benefit from increased net interest income due to its asset sensitive position. A principal reason for the improved net interest income during the third quarter of 2003 was the re-pricing of the Bank's certificates of deposit at lower rates during most of 2003.

Provision for Loan Losses

The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. This level is determined based upon the Bank's historical charge-offs, management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $700,000 for the three months ended September 30, 2003, compared to $1,100,000 during the same period in 2002. Charge-offs totaled approximately $20 thousand for the three months ended September 30, 2003. During the three months ended September 30, 2002, net charge-offs totaled approximately $10 thousand. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was 1.81% at September 30, 2003, compared to 1.52% at year-end 2002.

Noninterest Income

Noninterest income for the three months ended September 30, 2003, was $663 thousand compared to $643 thousand for the same period of 2002, an increase of 3.0%. The increase was due in most part to an increase in customer service fees of $7 thousand.

Noninterest Expenses

Noninterest expenses for the three months ended September 30, 2003, totaled $2.9 million, reflecting a 27.7% increase from the same period of 2002. The primary components of noninterest expenses are salaries and employee benefits, which increased $412 thousand for the three months ended September 30, 2003, compared to the same period in 2002, caused by added staff, particularly in the branch system and mortgage broker activities. Occupancy costs did not change significantly. Both salaries and employee benefits costs increased due to the new branch offices opened during 2002 and 2003 and an added emphasis on mortgage loan brokerage operations.

Income Taxes

The provision for income taxes of $1,184,675 for the three months ended September 30, 2003, increased $283 thousand compared to the same period of 2002, due to higher taxable income. The effective tax rate for both periods is more than the statutory federal rate principally because of state income taxes, net of the federal tax benefit.

Nine months ended September 30, 2003 and 2002

Summary

Net earnings of the Company for the nine months ended September 30, 2003, totaled $6,121,048 compared to $4,700,907 for the same period in 2002, representing a 30.2% increase. The increase was due principally increased net interest income after the loan loss provision of $3.8 million, partially offset by a $2.5 million increase in noninterest expenses.

                         FLORIDA COMMUNITY BANKS, INC.

                               September 30, 2003

Net Interest Income

Net interest income of the Company during the nine months ended September 30, 2003, increased $3.1 million (21.7%) from the same period in 2002. This increase was due primarily to the increase in average loans outstanding and the re-pricing of certificates of deposit at lower rates.

The Company was in an asset sensitive position during 2001 and 2002 with a larger dollar amount of interest-earning assets subject to re-pricing than interest-bearing liabilities. During the first nine months of 2002 when rates were generally declining, the Company's interest income has been reduced at a faster rate than the cost of liabilities. During 2003 rates remained low and the Company's cost of deposits also re-priced at lower rates, thus contributing to the improved net interest income.

Provision for Loan Losses

The provision for loan losses was $1,300,000 for the nine months ended September 30, 2003, and $1,710,000 for the comparable period in 2002. Net recoveries during the nine months ending September 30, 2003, totaled $59 thousand. During the comparable period during 2002 net recoveries totaled $16 thousand. As noted previously, the increase in the allowance for loan losses during 2003 was in response to an increase in non-performing loans and due to loan portfolio growth since December 31, 2002.

Noninterest Income

Noninterest income for the nine months ended September 30, 2003, was $1,955,416 compared to $1,666,606 for the same period of 2002. The increase was caused primarily by an increase in charges for cash services to customers and mortgage brokerage fees.

Noninterest Expenses

Noninterest expenses for the nine months ended September 30, 2003, totaled $8,138,943 and reflected a 22.1% increase from the same period of 2002. Both employee costs and other noninterest expenses increased due to a new branch offices opening in 2002 and 2003.

Income Taxes

The provision for income taxes of $3,712,877 for the nine months ended September 30, 2003, increased $888 thousand compared to the same period of 2002 due to increased taxable income. The effective tax rates of approximately 37.8% for 2003 and 37.5% for 2002 were higher than the federal tax rate due to the effect of state income tax, net of federal tax benefit.

                         FLORIDA COMMUNITY BANKS, INC.

                               September 30, 2003

Other Accounting Issues

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

In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, Amendment of Statement 133 on Derivative instruments and Hedging Activities. The provisions of this Statement are effective for contracts entered into or modified after June 20, 2003 and hedging relationships designated after June 30, 2003, and generally require that contracts with comparable characteristics be accounted for similarly. Except for the provisions related to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, all provisions of this Statement should be applied prospectively. The provisions of the Statement related to Statement 133 Implementation Issues that have been effective for fiscal quarters that begin prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. We do not expect the adoption of the provisions of this Statement to have a material effect on the Company's operating results or financial position.

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

The foregoing may not constitute a comprehensive summary of all material changes or developments affecting the manner in which the Company keeps its books and records or performs it's financial accounting responsibilities. It is intended only as a summary of the most recent accounting pronouncements made which are of particular interest to financial institutions.

                         FLORIDA COMMUNITY BANKS, INC.

                               September 30, 2003

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

As of September 30, 2003, the Company's simulation analysis indicated that the Company's net interest income is at greatest risk in a decreasing interest rate environment. The table that follows depicts the results of the simulation assuming one and two percent decreases and increases in market interest rates.


             [The remainder of this page intentionally left blank.]

                         FLORIDA COMMUNITY BANKS, INC.

                               September 30, 2003


                                                             Estimated Fair Value of Financial Instruments
                                                   ----------------------------------------------------------------
                                                       Down              Up             Down               Up
                                                     1 Percent        1 Percent       2 Percent         2 Percent
                                                   ------------    -------------    -------------    --------------
                                                                        Dollars in Thousands
Interest-earning Assets:
   Loans.........................................  $    430,298    $     417,352    $     436,168    $      411,170
   Federal funds sold and cash equivalents.......        20,977           20,977           20,977            20,977
   Securities....................................        27,583           24,705           28,703            23,208
                                                   ------------    -------------    -------------    --------------
     Total Interest-earning Assets...............       478,858          463,034          485,848           455,355
                                                   ------------    -------------    -------------    --------------

Interest-bearing Liabilities
   Deposits - Savings and demand.................       143,341          138,481          145,786           136,006
   Deposits - Time...............................       203,162          198,754          205,367           196,549
   Other borrowings..............................        41,035           39,018           42,043            38,009
                                                   ------------    -------------    -------------    --------------
     Total Interest-bearing Liabilities..........       387,538          376,253          393,196           370,564
                                                   ------------    -------------    -------------    --------------

Net Difference in Fair Value.....................  $     91,320    $      86,781    $      92,652    $       84,791
                                                   ============    =============    =============    ==============

Change in Net Interest Income....................  $       (270)   $         162    $        (629)   $          313
                                                   ============    =============    =============    ==============

Item 4.  Controls and Procedures

The Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. The evaluation was performed under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, within 90 days prior to the date of the filing of this annual report. Based on this evaluation, the chief executive officer and chief financial officer have concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in this quarterly report has been communicated to them in a manner appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

Subsequent to the date of their evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                         FLORIDA COMMUNITY BANKS, INC.

                               September 30, 2003

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

   Item 6 - Exhibits and Reports on Form 8-K


Exhibit No.                           Exhibit                                                              Page
---------- ---------------------------------------------------------------------                          ------
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

                         FLORIDA COMMUNITY BANKS, INC.

                               September 30, 2003

Exhibit No.                           Exhibit                                                              Page
---------- ---------------------------------------------------------------------                          ------

     10.4 Term Loan Agreement  between  Florida  Community  Banks,  Inc. and The
          Bankers  Bank,  Atlanta,  Georgia,  dated June 13, 2002  (included  as
          Exhibit 10.6 to the Company's Form 10-Q for the quarter ended June 30,
          2002, and incorporated herein by reference).

     11   Statement re: computation of earnings per common share                                            25

     31.1 Chief Executive  Officer -  Certification  pursuant to Section 302, as
          adopted of the Sarbanes-Oxley Act of 2002                                                         26

     31.2 Chief Financial  Officer -  Certification  pursuant to Section 302, as
          adopted of the Sarbanes-Oxley Act of 2002                                                         27

     32.1 Chief Executive Officer - Certification pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002                                                                        28

     32.2 Chief Financial Officer - Certification pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002                                                                        28

     99.1 Code of Ethics (included as Exhibit 99.1 to the Company's Form 8-K filed on March 3, 2003, and incorporated herein by reference.)

     (b)  Reports on Form 8-K

          On July 18, 2003, Florida Community Banks, Inc. filed a current report on Form 8-K in which it furnished a press release announcing its financial results for the six-month period ended June 30, 2003, pursuant to Item 12 - Disclosure of Results of Operations and
          Financial Condition in accordance with Guidelines issued by the Securities and Exchange Commission in Release 33-8216. A copy of this press release, dated July 18, 2003, was attached as an exhibit to the current report on Form 8-K.

             [The remainder of this page intentionally left blank.]

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    FLORIDA COMMUNITY BANKS, INC.



                 By: /s/ Stephen L. Price                     November 10, 2003
                    -------------------------------------    ------------------
                    Stephen L. Price                                 Date
                    President and Chief Executive Officer




                     /s/ Thomas V. Ogletree                  November 10, 2003
                    ------------------------------------    -------------------
                    Thomas V. Ogletree                               Date
                    Chief Financial Officer

Exhibit 11 - Statements Re: Computation of Per Share Earnings


                          FLORIDA COMMUNITY BANKS, INC.

                    COMPUTATION OF EARNINGS PER COMMON SHARE



The following tabulation presents the calculation of basic and diluted earnings per common share for the three-month and six-month periods ended September 30, 2003 and 2002. Average shares outstanding have been retroactively adjusted on an equivalent share basis for the effects of the stock dividends and splits as discussed in the notes to the financial statements.


                                                                Three Months                   Nine Months
                                                             Ended September 30,            Ended September 30,
                                                     ------------------------------   -----------------------------
                                                          2003              2002           2003             2002
                                                     -------------    -------------   ------------   --------------

Basic Earnings Per Share:
   Net income....................................    $   1,965,043    $   1,488,217   $   6,121,048  $    4,700,907
                                                     =============    =============   =============  ==============

   Earnings on common shares.....................    $   1,965,043    $   1,488,217   $   6,121,048  $    4,700,907
                                                     =============    =============   =============  ==============

   Weighted average common shares
     outstanding - basic.........................        3,747,979        3,747,979       3,747,979       3,747,979
                                                     =============    =============   =============  ==============

   Basic earnings per common share...............    $        0.52    $        0.40   $        1.63  $         1.25
                                                     =============    =============   =============  ==============

Diluted Earnings Per Share:
   Net income....................................    $   1,965,043    $   1,488,217   $   6,121,048  $    4,700,907
                                                     =============    =============   =============  ==============

   Weighted average common shares
     outstanding - diluted.......................        3,766,829        3,761,382       3,768,805       3,761,382
                                                     =============    =============   =============  ==============

   Diluted earnings per common share.............    $        0.52    $        0.40   $        1.62  $         1.25
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

Date: November 10, 2003

/s/    Stephen L. Price
-----------------------
Stephen L. Price
Chief Executive Officer

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

Date: November 10, 2003

/s/  Thomas V. Ogletree
-----------------------
Thomas V. Ogletree
Chief Financial Officer

EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with Florida Community Banks, Inc.'s ("Company") Quarterly Report on Form 10-Q for the period ended September 30, 2003 ("Report"), each of the undersigned certify that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





Date:   November 10, 2003               By: /s/ Stephen L. Price
                                           -------------------------------------
                                           Stephen L. Price
                                           President and Chief Executive Officer


EXHIBIT 32.2

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with Florida Community Banks, Inc.'s ("Company") Quarterly Report on Form 10-Q for the period ended September 30, 2003 ("Report"), each of the undersigned certify that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





Date:   November 10, 2003               By: /s/ Thomas V. Ogletree
                                           -------------------------------------
                                           Thomas V. Ogletree
                                           Chief Financial Officer