Form 10-K
period 2003-12-31
FLORIDA COMMUNITY BANKS INC
filed 2004-03-22
CIK 1170902

================================================================================
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                               -------------------
                                    FORM 10-K
                                  ANNUAL REPORT
                               -------------------
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2003      Commission File No. 000-1170902


                          FLORIDA COMMUNITY BANKS INC.
             (Exact Name of Registrant As Specified In Its Charter)

       Florida                                          35-2164765
------------------------                     ----------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

1400 North 15th Street, Immokalee, Florida                       34142-2202
------------------------------------------                   -------------------
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

                          Common Stock, $0.01 Par Value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                                         Yes    X     No
                                                              ----       ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):
                                                         Yes    X     No
                                                              ----       ----

The issuer's revenues for its most recent fiscal year were $36,247,917.

There is no established trading market for the registrant's capital stock. The aggregate market value of the stock held by non-affiliates of the registrant at March 10, 2004, was $71,115,372 based on a per share price of $25.75, which is the price of the last trade of which management is aware as of such date. Although directors and executive officers of the registrant were assumed to be "affiliates" of the registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

At March 10, 2004, there were 3,766,384 shares of the registrant's Common Stock outstanding.

Documents Incorporated by Reference

Portions of the registrant's definitive Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.
================================================================================

                          FLORIDA COMMUNITY BANKS INC.

                          2003 Form 10-K Annual Report


                                TABLE OF CONTENTS



   Item Number                                                                                          Page  or
   in Form 10-K                                          Description                                    Location
   -------------      ---------------------------------------------------------------------------       --------

   PART I

   Item 1.            Business...................................................................            3

   Item 2.            Properties.................................................................            8

   Item 3.            Legal Proceedings..........................................................            8

   Item 4.            Submission of Matters to a Vote of Security Holders........................            8

   PART II

   Item 5.            Market for the Registrant's Common Equity and Related
                      Shareholder Matters........................................................            9

   Item 6.            Selected Financial Data....................................................           10

   Item 7.            Management's Discussion and Analysis of Financial
                      Condition and Results of Operations........................................           11

   Item 7A.           Quantitative and Qualitative Disclosures About Market Risk.................           11

   Item 8.            Financial Statements and Supplementary Data................................           31

   Item 9.            Changes in and Disagreements with Accountants on Accounting
                      and Financial Disclosure...................................................           70

   Item 9A.           Controls and Procedures....................................................           70

PART III

   Item 10.           Directors, Executive Officers, Promoters and Control Persons;
                      Compliance with Section 16(a) of the Exchange Act..........................           71

   Item 11.           Executive Compensation.....................................................           71

   Item 12.           Security Ownership of Certain Beneficial Owners and Management.............           71

   Item 13.           Certain Relationships and Related Transactions.............................           71

   Item 14.           Principal Accountant Fees and Service......................................           71

PART IV

   Item 15.           Exhibits and Reports on Form 8-K...........................................           72

Signatures

Certification of Periodic Financial Reports

                                     PART I
                                    --------

ITEM 1.    BUSINESS

General

     Florida Community Banks, Inc. ("FCBI" or the "Company") is a bank holding company, which owns all of the common stock of Florida Community Bank ("Bank" or "FCB") and a special purpose business trust organized to issue Trust Preferred Securities. The special purpose business trust is not consolidated in the financial statements that are included elsewhere herein. FCBI is a Florida corporation registered with the Board of Governors of the Federal Reserve System as a bank holding company under the Bank Holding Company Act of 1956, as amended. Through its subsidiary Bank, FCBI is engaged in the commercial banking business in southwestern Florida with offices in Collier, Lee, Hendry, Glades and Charlotte counties. At December 31, 2003, FCBI had total assets of approximately $526 million, total deposits of approximately $424 million and stockholders' equity of approximately $42 million.

     Florida Community Bank is a Florida-chartered commercial bank, which commenced operations in Everglades City, Florida on May 19, 1923, under the name "Bank of the Everglades." The Bank changed its place of business from Everglades City, Florida to Immokalee, Florida in September 1962. FCB changed its name from Bank of the Everglades to "First Bank of Immokalee" in July 1967 and then to "Florida Community Bank" in July 1996 as part of its merger with Tri-County Bank of Lehigh Acres. The Bank is subject to regulation by the Florida Department of Financial Services ("Department") and the Federal Deposit Insurance Corporation ("FDIC"). The Bank's main office is located at 1400 North 15th Street, Immokalee, Florida and its telephone number is (239) 657-3171. In addition to the main banking office in Immokalee, the Bank currently operates full-service branches in the southwest Florida cities of Lehigh Acres, LaBelle, Naples (Golden Gate area), Port Charlotte, Punta Gorda, Cape Coral and Ft. Myers.

     The Company employs approximately 150 persons and it believes that its relationship with these employees is good.

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

     The Bank offers the following loan services:

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

Facilities

     The Bank's main office in Immokalee, Florida was purchased in 1962. At December 31, 2003, the Bank operated eight branch offices, with a ninth office under construction. The Lehigh Acres branch was acquired in 1996 as a result of the acquisition of Tri-County Bank of Lehigh Acres. The Golden Gate branch operates in a facility leased in 1997, on a month-to-month basis, with adjustments made annually to the lease cost based on the Consumer Price Index. The LaBelle branch was acquired as a result of the acquisition of Hendry County Bank by merger in 1998. The land for the Port Charlotte branch was purchased in 1998 and the branch opened in 1999 after construction was completed. The facility for the Ft. Myers branch is leased for 15 years (with renewal options after that period) and opened in 2000. The Bank owns the Punta Gorda branch and the underlying land is subject to a 99-year lease, which commenced in 2000. Land for a second Cape Coral branch was purchased in 2003 and is under construction. All of the branch facilities are in good condition.

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

     In addition, the FDIC has adopted a minimum leverage ratio of 4%. The minimum leverage ratio is the ratio of common equity, retained earnings and certain amounts of perpetual preferred stock (after subtracting goodwill and after making certain other adjustments) to the total assets of the institution. Generally, banking organizations are expected to operate well above the minimum required capital level of 4% unless they meet certain specified criteria, including that they have the highest regulatory ratings. Most banking organizations are required to maintain a leverage ratio of 4% plus an additional cushion of 1% to 2%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance upon intangible assets.

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

     Gramm-Leach-Bliley Act. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act which reforms and modernizes certain areas of financial services regulation. The law permits the creation of new financial services holding companies that can offer a full range of financial products under a regulatory structure based on the principle of functional regulation. The legislation eliminates the legal barriers to affiliations among banks and securities firms, insurance companies, and other financial services companies. The law also provides financial organizations with the opportunity to structure these new financial affiliations through a holding company structure or a financial subsidiary. The new law reserves the role of the Federal Reserve Board as the supervisor for bank holding companies. At the same time, the law provides a system of functional regulation, which is designed to utilize the various existing federal and state regulatory bodies.

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

     USA Patriot Act. On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act"), which is designed to deny terrorists and others the ability to obtain access to the United States financial system. Title III of the USA Patriot Act is the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001. Among its provisions, the USA Patriot Act mandates or will require financial institutions to implement additional policies and procedures with respect to, or additional measures, including additional due diligence and recordkeeping, designed to address, any or all of the following matters, among others: money laundering; suspicious activities and currency transaction reporting; and currency crimes. The U.S. Department of the Treasury in consultation with the Federal Reserve Board and other federal financial institution regulators has promulgated rules and regulations implementing the USA Patriot Act which (i) prohibits U.S. correspondent accounts with foreign banks that have no physical presence in any jurisdiction; (ii) require financial institutions to maintain certain records for correspondent accounts of foreign banks; (iii) require financial institutions to produce certain records relating to anti-money laundering compliance upon request of the appropriate federal banking agency; (iv) require due diligence with respect to private banking and correspondent banking accounts; (v) facilitate information sharing between the government and financial institutions; and (vi) require financial institutions to have in place a money laundering program. In addition, an implementing regulation under the USA Patriot Act regarding verification of customer identification by financial institutions has been proposed, although such regulation has not yet been finalized. The Company has implemented, and will continue to implement, the provisions of the USA Patriot Act as such provisions become effective. The Company currently maintains and will continue to maintain policies and procedures to comply with the USA Patriot Act requirements. At this time, the Company does not expect that the USA Patriot Act will have a significant impact on the financial position of the Company.

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

     Corporate Governance. The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act"), which became law on July 30, 2002, and added new legal requirements for public companies affecting corporate governance, accounting and corporate reporting.

The Sarbanes-Oxley Act provides for, among other things:

     |X| a prohibition on personal loans made or arranged by the issuer to its directors and executive officers (except for loans made by a bank subject to Regulation O);

     |X|  independence requirements for audit committee members;

     |X|  independence requirements for company auditors;

     |X| certification of financial statements on Forms 10-K and 10-Q, reports by the chief executive officer and chief financial officer;

     |X| the forfeiture by the chief executive officer and the chief financial officer of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by such officers in the twelve month period following the initial publication of any financial statements that later require restatement due to corporate misconduct;

     |X|  disclosure of off-balance sheet transactions;

     |X|  two-business day filing requirements for insiders filing Form 4s;

     |X| disclosure of a code of ethic for financial officers and filing a Form 8-K for a change in or waiver of such code;

     |X| the reporting of securities violations "up the ladder" by both in-house and outside attorneys;

     |X| restrictions on the use of non-GAAP financial measures in the press release and SEC filings;

     |X|  the formation of a public accounting oversight board; and

     |X|  various increase criminal penalties for violations of securities laws.

     The Sarbanes-Oxley Act contains provisions, which became effective upon enactment on July 30, 2002 and provisions that became effective over varying periods. The SEC has been delegated the task of enacting rules to implement various provisions. In addition, each of the national stock exchanges has adopted new corporate governance rules, including rules strengthening director independence requirements for boards, the adoption of corporate governance codes and charters for the nominating, corporate governance and audit committees.

Recent Regulatory Developments

     Possible authority for financial holding companies to engage in real estate brokerage and property management services remained under consideration by the federal banking regulators at the end of 2003. However, renewal of a statutory moratorium on implementation of regulation granting such authority passed one house in Congress and was pending in the other house at the end of the year. It is not possible at present to assess the likelihood of ultimate adoption of final regulations.

     Changes in the federal deposit insurance program were recommended during 2003 by the FDIC and in the federal budget. A deposit insurance reform bill that would, among other things, merge the BIF and the SAIF, increase the index deposit insurance coverage, give the FDIC flexibility in setting premium assessments, and replace a fixed deposit reserve ratio with a reserve range, was passed by the House of Representatives in April 2003, but no action on the subject was taken by the Senate during the remainder of the year. It is not possible to predict if deposit insurance reform legislation will be enacted, or if enacted, what its effect will be on our banking subsidiary.

     Federal banking regulators continued their preparations for the expected issuance in mid-2004 by the Basel Committee on Banking Supervision of final "Basel II" regulatory capital guidelines, would mandate changes for large banks in the way in which their risk-based capital requirements are calculated. The guidelines are widely believed likely to permit significant reductions in the levels of required capital for such banks. It is uncertain at the present time if our banking subsidiary or the Holding Company will be either required to or permitted to make changes in the regulatory capital structure in accordance with Basel II guidelines.

     The foregoing is necessarily a general description of certain provisions of federal and state law and does not purport to be complete. Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. The likelihood and timing of any such changes and the impact such changes might have on the Company cannot be determined at this time.


ITEM 2.    PROPERTIES

     For the description of the property of the Company, see "ITEM I - DESCRIPTION OF BUSINESS - Facilities."


ITEM 3.    LEGAL PROCEEDINGS

     There are no material proceedings to which the Company is a party.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2003.

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

     In December 2003, the Company issued 1.2 shares for 1.0 share stock split, thereby increasing the number of shares outstanding from 3,123,316 to 3,747,641.

     Management has reviewed the limited information available as to the ranges at which the Common Stock has been sold and is aware of trades that occurred during 2002 and 2003. To the best of management's knowledge, the last trade in December was executed at a price of $24.75 per share. The per share price data regarding the Common Stock is provided for information purposes only and should not be viewed as indicative of the actual or market value of the Common Stock.

                                 Estimated Price
                                 Range Per Share

                                                                                         High              Low
                                                                                    -------------    --------------
2003 (Split Adjusted):
   First Quarter.................................................................   $       21.46    $        20.00
   Second Quarter................................................................           25.00             21.88
   Third Quarter.................................................................           23.54             20.63
   Fourth Quarter................................................................           24.75             23.96

2002 (Split Adjusted):
   First Quarter.................................................................   $       18.06    $        17.36
   Second Quarter................................................................           18.58             18.06
   Third Quarter.................................................................           19.44             18.06
   Fourth Quarter................................................................           20.00             19.44

     As of March 10, 2004, there were 3,766,384 shares of Common Stock outstanding held by approximately 900 shareholders of record.

     The payment of future dividends will be at the sole discretion of the Company's Board of Directors and will depend on, among other things, future earnings, capital requirements, the general financial condition of the Company and general business conditions. The Company paid a dividend of $.21 per share (split-adjusted) in the fourth quarter of 2003 and a dividend of $.29 per share (split-adjusted) in the second quarter of 2002.

Equity compensation plan

At their Annual Meeting, the Bank's shareholders adopted the 2002 Key Employee Stock Compensation Program ("Employee Program"), which was assumed by FCBI upon its acquisition of the Bank. The following table reflects the number of shares to be issued upon the exercise of options granted under the Employee Program, the weighted-average exercise price of all such options, and the total number of shares of common stock reserved for the issuance upon the exercise of authorized, but not-yet-granted options, as of December 31, 2003.


                                                                                        Number of Equity Securities
                                     Number of Securities to be    Weighted-average      Remaining Available for
                                       Issued Upon the Exercise    Exercise Price of      Future Issuance Under
            Plan Category              of Outstanding Options     Outstanding Options    Equity Compensation Plan
------------------------------------ -------------------------  ----------------------  ---------------------------
Equity Compensation Plans
   Approved by Shareholders.........             87,440              $       14.55                   99,958
Equity Compensation Plans
   Not Approved by Shareholders.....                 --                         --                       --
                                            -----------              -------------              -----------

   Total............................             87,440              $       14.55                   99,958
                                            ===========              =============              ===========

ITEM 6.    SELECTED FINANCIAL DATA

     The following table presents on a historical basis selected financial data and ratios for the Company.

                                                                          Years Ended December 31,
                                                       ------------------------------------------------------------
                                                           2003         2002        2001        2000        1999
                                                       ----------    ---------   ---------   ----------  ----------
                                                                (Dollars in thousands except per share data)

Earnings Summary:
   Interest income...................................  $   33,520    $  31,266   $  27,903   $   24,991  $   18,160
   Less interest expense.............................      10,081       11,787      12,018       10,276       6,231
   Net interest income...............................      23,439       19,479      15,885       14,715      11,929
   Provision for loan losses.........................       1,700        2,510         720        1,000         810
   Net interest income after provision for
     loan losses.....................................      21,739       16,969      15,165       13,715      11,119
   Non-interest income...............................       2,729        2,320       1,699        1,804       1,424
   Non-interest expense..............................      10,980        9,020       8,226        7,553       6,811
   Income before income taxes........................      13,488       10,269       8,638        7,966       5,732
   Applicable income taxes...........................       5,091        3,851       3,292        2,881       2,076
   Net income........................................       8,397        6,418       5,346        5,085       3,656

Per Common Share Data:
(Retroactively adjusted for effects of stock dividends
   and stock splits)
   Net income - basic ...............................  $     2.24    $    1.71   $    1.43   $     1.36  $     0.98
   Net income - diluted..............................        2.22         1.70        1.43         1.36        0.98
   Cash dividends declared per common share..........        0.21         0.29        0.58         0.53        0.46

Selected Average Balances:
   Total assets......................................  $  513,583    $ 446,318   $ 324,188   $  263,289  $  211,132
   Total loans.......................................     425,278      370,062     255,294      206,333     154,771
   Securities........................................      32,618       41,106      40,418       39,676      34,727
   Earning assets....................................     486,643      426,374     307,524      247,238     193,220
   Deposits..........................................     411,084      366,632     271,431      216,348     184,127
   Long-term borrowings..............................      55,660       41,701      17,478       15,607          59
   Shareholders' equity..............................      38,867       32,025      28,009       24,724      22,134
   Shares outstanding (split adjusted, in thousands).       3,748        3,748       3,748        3,748       3,748

Selected Period-End Balances:
   Total assets......................................  $  525,508    $ 521,758   $ 388,061   $  296,452  $  238,360
   Total loans.......................................     437,593      416,414     318,666      227,155     181,764
   Securities........................................      38,938       36,524      35,001       42,270      38,757
   Earning assets....................................     491,153      498,509     364,012      273,356     220,587
   Deposits..........................................     423,284      423,935     317,861      249,059     204,018
   Long-term borrowings..............................      50,332       60,349      37,580       15,093          39
   Shareholders' equity..............................      42,086       34,464      29,139       25,970      22,873
   Shares outstanding (split adjusted, in thousands).       3,748        3,748       3,748        3,748       3,748

Selected Ratios:
   Return on average equity..........................       21.60%       20.04%      19.09%       20.57%      16.52%
   Return on average assets..........................        1.63         1.44        1.65         1.93        1.73
   Net interest margin...............................        4.82         4.57        5.17         5.95        6.19
   Allowance for loan losses to loans................        1.84         1.52        1.19         1.44        1.24
   Net charge-offs to average loans..................       (0.01)        0.00        0.07         0.00        0.19
   Average equity to average assets..................        7.57         7.18        8.64         9.39       10.48

Cash Dividends Declared..............................  $      781    $   1,093   $   2,178   $    1,988  $    1,725

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

Summary

     Net income for 2003 was $8,396,549, a 30.8% increase over 2002 net income. Net income for 2002 was $6,418,306, a 20.05% increase over 2001 net income. Net income for 2001 was $5,346,217, a 5.1% increase over 2000 net income. Diluted net income per common share for 2003 was $2.22 compared to $1.70 in 2002 and $1.43 in 2001. Net income for 2000 was $5,085,061, a 39.1% increase from 1999 net income of $3,656,265.

     The increases in net income from 2000 to 2001 and from 2001 to 2002 were primarily attributable to increased volume of loans, with the resulting increase in interest and fees. In 2001 and 2002, the volume increase in loans more than offset the decrease in loan interest rates as discussed more fully below. The increase from 2002 to 2003 was primarily attributable to an increase in the net interest margin as deposit costs decreased more than loan yields decreased.

Earning Assets

     During 2003, earning assets averaged $486 million, an increase of $61 million (13.8%) over 2002. During 2002, earning assets averaged $426 million, an increase of $118 million (38.3%) over 2001. Average earning assets during 2001 totaled $308 million, an increase of $61 million (24.7%) over 2000.

     The management of the Company considers many criteria in managing earning assets, including creditworthiness, diversification, maturity, and interest rate sensitivity. The following table sets forth the Company's interest-earning assets by category at December 31, in each of the last three years.


                                                                                         December 31,
                                                                           ----------------------------------------
                                                                               2003          2002          2001
                                                                           -----------   -----------    -----------
                                                                                        (In thousands)
Interest-bearing deposits with banks....................................   $       857   $    12,668    $    10,345
Securities..............................................................        38,938        36,524         35,001
Federal funds sold......................................................        13,765        32,902             --
Loans:
   Real estate..........................................................       381,709       361,420        272,310
   Commercial and other.................................................        55,884        54,994         46,356
                                                                           -----------   -----------    -----------
     Total loans........................................................       437,593       416,414        318,666
                                                                           -----------   -----------    -----------

Interest-earning assets ................................................   $   491,153   $   498,508    $   364,012
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

     Average loans increased $55 million (14.9%) in 2003 compared to 2002. The increase in loans was a result of successful marketing efforts to originate real estate construction loans and other real estate loans. Loan growth for 2003 was funded primarily by issuance of brokered certificates of deposit.

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

     The following table sets forth the balances in certain categories of loans at December 31 for each of the five years ending December 31, 2003.


             [The remainder of this page intentionally left blank.]


                                                   Loan Portfolio

                                                    December 31,
                            2003                2002                2001              2000              1999
                     ------------------  -----------------  -----------------  -----------------  -----------------
                                Percent            Percent           Percent            Percent            Percent
                      Amount   of Total   Amount  of Total   Amount  of Total   Amount  of Total   Amount  of Total
                     --------  --------  -------- --------  -------- --------  -------- --------  -------- --------
                                               (Dollars in Thousands)
Commercial, financial
  and agricultural.  $ 45,274     10.31% $ 42,876    10.27%  $ 38,007   11.92%  $37,628    16.56% $ 32,718    17.98%
Real estate -
  construction.....   172,890     39.37   140,723    33.70     93,049   29.17    73,665    32.42    48,442    26.63
Real estate -
 mortgage             208,819     47.55   220,697    52.84    179,261   56.20   110,409    48.60    95,257    52.35
Consumer...........    10,440      2.38    12,089     2.89      8,481    2.66     5,267     2.32     5,221     2.87
Other..............     1,712      0.39     1,226     0.30        157    0.05       221     0.10       303     0.17
                     --------  --------  --------  -------   --------  -------  -------  -------  --------  -------
                      439,135    100.00%  417,611   100.00%   318,955  100.00%  227,190   100.00%  181,941   100.00%
                               ========            =======             =======           =======            =======

Unearned income....    (1,542)             (1,197)               (289)              (35)              (177)
Allowance for loan
  losses...........    (8,067)             (6,319)             (3,803)           (3,267)            (2,261)
                     --------            --------            --------           -------           --------

Net loans..........  $429,526            $410,095            $314,863           $223,888          $179,503
                     ========            ========            ========           ========          ========


     The following table sets forth maturities of the loan portfolio and the sensitivity to interest rate changes of the Company's loan portfolio (in thousands):


              Selected Loan Maturity and Interest Rate Sensitivity

                                                                                        Rate Structure for Loans
                                                        Maturity                         Maturing Over One Year
                                 ---------------------------------------------------  -----------------------------
                                                Over One
                                      One         Year         Over                    Predetermined   Floating or
                                    Year or      Through       Five                      Interest      Adjustable
                                     Less      Five Years      Years        Total          Rate           Rate
                                 -----------   -----------  -----------  -----------  -------------  --------------
                                                             (Amounts in thousands)
Commercial, financial
   and agricultural............  $    22,472   $    22,273  $       529  $    45,274  $      20,734  $        2,068
Real estate - construction.....       73,105        71,409       28,376      172,890         23,466          76,319
                                 -----------   -----------  -----------  -----------  -------------  --------------

   Total.......................  $    95,577   $    93,682  $    28,905  $   218,164  $      44,200  $       78,387
                                 ===========   ===========  ===========  ===========  =============  ==============

     For the purposes of this schedule, loans that have reached the fixed contractual floor rate are treated as having a pre-determined interest rate.

Securities Portfolio

     The securities portfolio increased by $2.4 million or 6.6% from 2002 to 2003. The balance in the securities portfolio increased by $1.5 million or 4.4% from 2001 to 2002. The balance in the securities portfolio was relatively flat for the past three years as funds were allocated primarily to the loan portfolio throughout that period.

     The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity through borrowings secured by that portfolio. On a daily basis, funds available for short-term investment are determined. Funds available for long-term investment are projected based upon anticipated loan and deposit growth, liquidity needs, pledging requirements, maturities of securities, and other factors. The Company holds two classifications of securities: "Held-to-Maturity" and "Available-for-Sale." The Available-for-Sale securities are carried at estimated fair market value and are equity securities at year-end 2003, 2002 and 2001. Held-to-Maturity securities are carried at amortized cost and represent the largest portion of the total securities portfolio. At December 31, 2003, 2002 and 2001 there were no material unrealized gains (losses) in the Available-for-Sale portfolio. At December 31, 2003, 2002 and 2001, net unrealized gains (losses) in the Held-to-Maturity portfolio amounted to ($456,579), $780,513 and $249,651, respectively.

     The following table presents the carrying amounts of the securities portfolio at December 31, in each of the last three years.

                              Securities Portfolio

                                                                                      December 31,
                                                                     ----------------------------------------------
                                                                         2003             2002            2001
                                                                     -------------   -------------   --------------
                                                                                     (In thousands)
 Held-to-Maturity:
   U.S. government and agencies.................................     $       1,768   $       3,000   $       16,098
   State and municipal..........................................                --              --              110
   Mortgage-backed securities...................................            33,985          30,339           16,833
                                                                     -------------   -------------   --------------
     Total Held-to-Maturity.....................................            35,753          33,339           33,041
                                                                     -------------   -------------   --------------

 Available-for-Sale:
   Equity securities............................................             3,185           3,185            1,960
                                                                     -------------   -------------   --------------
     Total Available-for-Sale...................................             3,185           3,185            1,960
                                                                     -------------   -------------   --------------

Total Securities................................................     $      38,938   $      36,524   $       35,001
                                                                     =============   =============   ==============

     The following table indicates the respective maturities and weighted average yields of securities (dollars in thousands):

                      Security Portfolio Maturity Schedule

                                                                                           December 31, 2003
                                                                                     ------------------------------
                                                                                                          Weighted
                                                                                                           Average
                                                                                         Amount             Yield
                                                                                     -------------        ---------
U.S. Treasury and other U.S. Government agencies:
   Maturing within one year.......................................................   $          --             0.00%
   Maturing after one year within five years......................................           1,768             1.75
   Maturing after five within ten years...........................................              --             0.00
   Maturing after ten years.......................................................              --             0.00

Mortgage-backed securities........................................................          33,985             3.77
Equity securities.................................................................           3,185             3.22
                                                                                     -------------
   Total..........................................................................   $      38,938             3.54%
                                                                                     =============

     There were no securities held by the Company of which the aggregate value at December 31, 2003, 2002 and 2001 exceeded ten percent of shareholders' equity at that date. (Securities, which are payable from, and secured by the same source of revenue or taxing authority, are considered to be securities of a single issuer. Securities of the U.S. Government and U.S. Government agencies and corporations are not included.)

Deposits and Borrowed Funds

     Average deposits increased $44 million (12.1%) in 2003 compared to 2002. Average deposits increased $95 million (35.1%) in 2002 compared to 2001. The largest area of growth in 2003 was in average money market, savings, and non-interest bearing demand deposits, which increased $29.7 million in total. From 2001 to 2002, the greatest increase was in time deposits.

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

     The following table sets forth the Company's deposit structure at December 31 in each of the last three years.


                                                                                      December 31,
                                                                     ----------------------------------------------
                                                                         2003             2002            2001
                                                                     -------------   -------------   --------------
                                                                                     (In thousands)
Noninterest-bearing deposits:
   Individuals partnerships and corporations....................     $      72,498   $      49,970   $       43,736
   U.S. Government and states and political subdivisions........             3,201           2,311            2,408
   Certified and official checks................................             2,598           2,197           14,017
                                                                     -------------   -------------   --------------
     Total non-interest-bearing deposits........................            78,297          54,478           60,161
                                                                     -------------   -------------   --------------

Interest-bearing deposits:
   Interest - bearing demand accounts...........................            29,885          24,774           24,959
   Savings accounts.............................................           103,060          92,109           69,963
   Certificates of deposit, less than $100,000..................            69,096         111,774           86,992
   Certificates of deposit, more than $100,000..................           142,946         140,800           75,786
                                                                     -------------   -------------   --------------
     Total interest-bearing deposits............................           344,987         369,457          257,700
                                                                     -------------   -------------   --------------

     Total deposits.............................................     $     423,284   $     423,935   $      317,861
                                                                     =============   =============   ==============

     The following table presents a breakdown by category of the average amount of deposits and the weighted average rate paid on deposits for the periods indicated:


                                                                  Years Ended December 31,
                                           -----------------------------------------------------------------------
                                                    2003                    2002                     2001
                                           ----------------------  ----------------------   -----------------------
                                              Amount       Rate       Amount       Rate       Amount        Rate
                                           ----------  ----------  ----------   ---------   ---------    ----------
                                                                   (Dollars in thousands)
Non interest-bearing deposits............  $   64,306      0.00%   $   53,376       0.00%   $  43,735        0.00%
Savings deposits.........................     105,121      1.29        86,383       1.99       66,586        3.14
Time deposits............................     214,268      3.02       203,413       3.99      138,773        6.05
Interest-bearing demand deposits.........      27,389      0.38        23,460       0.90       22,337        1.92
                                           ----------              ----------               ---------

  Total deposits.........................  $  411,084      1.93    $  366,632       2.74    $ 271,431        4.02
                                           ==========              ==========               =========

     At December 31, 2003, time deposits of $100,000 or greater aggregated approximately $142.9 million. The following table indicates, as of December 31, 2003, 2002 and 2001 the dollar amount of $100,000 or more time deposits by the time remaining until maturity (in thousands):


                                           Maturities of Large Time Deposits
                                                   (In thousands)

                                                                         2003             2002            2001
                                                                     -------------   -------------   --------------
Three months or less............................................     $      33,888   $      49,384   $       27,855
Over three through six months...................................             9,440           7,461            3,301
Over six through twelve months..................................            58,378          40,581           27,476
Over twelve months..............................................            41,240          43,374           17,154
                                                                     -------------   -------------   --------------
     Total......................................................     $     142,946   $     140,800   $       75,786
                                                                     =============   =============   ==============

     At December 31, 2003 and 2002, respectively, borrowed funds consisted primarily of long-term debt. The Bank had $41,500,000 in available lines to purchase federal funds, on an unsecured basis, from other financial institutions. At December 31, 2003, the Bank had $7,000,000 advanced under one of those lines and, at December 31, 2001, the Bank had $1,086,000 advanced against these lines. There were no advances against these lines at the end of 2002. At December 31, 2003 and 2002 the Company also had credit available of approximately $79 million with the Federal Home Loan Bank of Atlanta. Of the credit available, $46,000,000 (of which $6,000,000 was a letter of credit used to secure public funds) and $50,000,000 had been utilized at December 31, 2003 and 2002, respectively. The line is secured by residential and commercial real estate loans and investment securities at December 31, 2003.

     The following table sets forth the expected debt service for the next five years based on interest rates and repayment provisions as of December 31, 2003.

                          Maturities of Long-term Debt
                                 (In thousands)

                                                          2004        2005        2006        2007         2008
                                                       ---------   ---------    --------    --------    -----------
   Interest on indebtedness.........................   $   1,831   $   1,448    $  1,160    $    1,160  $     1,160
   Repayment of principal...........................       5,019      15,003          --            --           --
                                                       ---------   ---------    --------    ----------  -----------

                                                       $   6,850   $  16,451    $  1,160    $    1,160  $     1,160
                                                       =========   =========    ========    ==========  ===========


Capital Resources

     Shareholders' equity increased $7.6 million to $42.1 million as of December 31, 2003, and increased $5.3 million to $34.5 million as of December 31, 2002. Shareholders' equity increased $3.2 million $29.1 to million as of December 31, 2001. The increase in shareholders' equity for 2003, 2002 and 2001 was attributable to net income less dividends declared.

     On June 21, 2002, FCBI Capital Trust I ("FCBI Trust"), a Delaware statutory trust established by the Company, received $10,000,000 in proceeds in exchange for $10,000,000 principal amount of FCBI Trust's floating rate cumulative trust preferred securities (the "preferred securities") in a trust preferred private placement. The proceeds of that transaction were then used by FCBI Trust to purchase an equal amount of floating-rate subordinated debentures (the "subordinated debentures") of the Company. The Company has fully and unconditionally guaranteed all obligations of FCBI Trust on a subordinated basis with respect to the preferred securities. The Company does not consolidate the FCBI Trust preferred securities and accounts for the debentures issues to FCBI

Trust as debt. Subject to certain limitations, the preferred securities qualify as Tier 1 capital, although the Federal Reserve regulators are re-considering this treatment, as a result of recent accounting rules changes, discussed more fully elsewhere herein. The sole asset of FCBI Trust is the subordinated debentures issued by the Company. Both the preferred securities of FCBI Trust and the subordinated debentures of the Company each have approximately 30-year lives. However, both the Company and FCBI Trust have a call option after five years, subject to regulatory capital requirements.

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

     The table below summarizes these and other key ratios for the Company for each of the last three years.


                           Return on Equity and Assets

                                                                           2003           2002          2001
                                                                        -----------   -----------   -----------
Return on average assets...........................................            1.63%         1.44%         1.65%
Return on average common equity....................................           21.60         20.04         19.09
Dividend payout ratio..............................................            9.30         17.03         40.74
Average common shareholders' equity to average
   assets ratio....................................................            7.57          7.18          8.64

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

     During 2001, the Bank issued $5,000,000 in subordinated debt to qualify as Tier II Capital. Portions of this debt qualify according to maturity as allowable Tier II Capital. In 2001, the Bank had $4,400,000 as qualifying Tier II Capital. There were no similar transactions during 2000. The Bank repaid the subordinated debt from the proceeds of the Trust Preferred securities, issued by the Company and injected into the Bank as Tier I capital.

     The table below illustrates the Company's regulatory capital ratios under federal guidelines at December 31, 2003, 2002 and 2001:


                             Capital Adequacy Ratios

                                                             Statutory             Years ended December 31,
                                                                           ----------------------------------------
                                                              Minimum          2003          2002          2001
                                                            ------------   -----------   -----------    -----------
                                                                                    (Amounts in thousands)
  Tier I Capital...........................................                $    52,086   $    44,464    $    29,139
  Tier II Capital..........................................                      6,136         5,856          8,203
                                                                           -----------   -----------    -----------

  Total Qualifying Capital.................................                $    58,222   $    50,320    $    37,342
                                                                           ===========   ===========    ===========
  Risk Adjusted Total Assets (including
  off-balance-sheet exposures).............................                $   488,931   $   468,050    $   350,629
                                                                           ===========   ===========    ===========

  Adjusted quarterly average assets........................                $   508,561   $   485,977    $   351,496
                                                                           ===========   ===========    ===========

  Tier I Capital Ratio.....................................         4.00%        10.65%         9.50%         8.31%

  Total Capital Ratio......................................         8.00         11.91         10.75         10.65

  Leverage Ratio...........................................         4.00         10.24          9.15          8.29


     Information on the Bank capital ratios appears in Note 11 to the consolidated financial statements contained elsewhere herein.

     On December 31, 2003 the Company and the Bank exceeded the regulatory minimums and qualified as well capitalized institutions under the regulations.

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

     The liability portion of the balance sheet provides liquidity through various interest bearing and noninterest-bearing deposit accounts. The Bank had $34,500,000 and $22,250,000 of federal funds available at December 31, 2003 and 2002, respectively. The Bank also had available as a source of financing, a line of credit with the Federal Home Loan Bank of Atlanta of which $32,700,000 and $28,000,000 was available and unused at December 31, 2003 and 2002, respectively, subject to the availability of assets to pledge to secure such borrowings.

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

     The following table shows interest sensitivity gaps for different intervals as of December 31, 2003.


                       Interest Rate Sensitivity Analysis
                                 (In thousands)

                                         0-30         31-90        90-365         1-5        Over 5
                                         Days          Days         Days         Years        Years        Total
                                      -----------  -----------  -----------  -----------  -----------   -----------

Interest-earning assets (1)
   Loans............................  $    41,783  $    41,145  $   104,609  $   174,351  $    65,978   $   427,866
   Securities and federal funds sold       13,765          850        1,787       19,272       17,029        52,703
   Interest-bearing deposits in banks         857           --           --           --           --           857
                                      -----------  -----------  -----------  -----------  -----------   -----------
                                           56,405       41,995      106,396      193,623       83,007       481,426
                                      -----------  -----------  -----------  -----------  -----------   -----------
Interest-bearing liabilities (2)
   Demand deposits (3)..............        9,962        9,962        9,962           --           --        29,885
   Savings deposits (3).............       34,353       34,353       34,353           --           --       103,060
   Time deposits....................       17,391       31,524       96,560       66,567           --       212,042
   Long-term borrowings.............           --           --        5,019       15,003       30,310        50,332
                                      -----------  -----------  -----------  -----------  -----------   -----------
                                           61,706       75,839      145,894       81,570       30,310       395,319
                                      -----------  -----------  -----------  -----------  -----------   -----------

Interest sensitivity gap............  $    (5,301) $   (33,844) $   (39,498) $   112,053  $    52,697   $    86,107
                                      ===========  ===========  ===========  ===========  ===========   ===========

Cumulative interest sensitivity gap.  $    (5,301) $   (39,145) $   (78,643) $    33,410  $    86,107
                                      ===========  ===========  ===========  ===========  ===========

Ratio of interest-earning assets to
     Interest-bearing liabilities...         0.91         0.55         0.73         2.37         2.74

Cumulative ratio....................         0.91         0.72         0.72         1.09         1.22

Ratio of cumulative gap to total
   interest-earning assets..........       (0.011)      (0.081)      (0.163)       0.069        0.179

(1)  Excludes  non-accrual loans.  Securities  maturities are based on projected
     re-payments  at  current   interest  rate  levels.

(2) Excludes matured certificates, which have not been redeemed by the customer and on which no interest is accruing.

(3) Interests bearing demand and savings deposits are assumed to be subject to movement into other deposit instruments in equal amounts during the 0-30 day period, the 31-90 day period, and the 91-365 day period.

     The above table indicates that in a rising interest rate environment, the Company's earnings may be negatively affected in the short-term, (0-365 days) due to earning assets re-pricing slower than interest-bearing liabilities. As seen in the preceding table, for the first 30 days of re-pricing opportunity there is an excess of earning assets over interest-bearing liabilities of approximately $5.6 million. For the first 365 days, interest-bearing liabilities exceed earning assets by approximately $79 million. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread and the level of interest-bearing assets and liabilities may change, thus impacting net interest income. It should be noted that a matched interest-sensitive position by itself does not ensure maximum net interest income.

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

     Net interest income increased approximately $3.9 million (20.3%) to $23.4 million in 2003 compared to 2002. Net interest income increased $3.6 million (22.6%) to $19.5 million from 2001 to 2002. The increase each year in the net interest income is primarily due to increased volume in average loans outstanding during the periods.

     Interest income was $33.5 million in 2003, which represented an increase of $2.2 million (7.2%) over 2002. Interest income produced by the loan portfolio increased $3.0 million (10.6%) in 2003 from 2002. A significant factor in the higher interest income from loans in 2003 was the effect of contractual limits on the lowest level to which variable rate loans could decline ("floors"). While floors on interest rates in loan contracts have been beneficial in the current low-rate environment, it is likely that future increases in interest rates, should that occur, will not increase the rates on "floored" loans as rapidly as interest expense will increase. Thus, net interest income will be negatively impacted. At December 31, 2003, management estimated that approximately $119 million of the $285 million in variable rate loans have reached the floor rate. Interest income on securities decreased $858 thousand (39.2%) from 2002 to 2003. The decrease in securities income from 2002 to 2003 is due the combined effects of lower rates earned and lower average balances invested.

     Interest income was $31.3 million in 2002, which represented an increase of 12.1% over 2001. Interest income produced by the loan portfolio increased $3.9 million (15.7%) in 2002 compared to 2001. The increase in loan interest reflected the offsetting effects of a lower average rate earned on a greater average investment in loans. Interest income on securities decreased $299 thousand (12.0%) in 2002 compared to 2001. The decrease in securities interest from 2001 to 2002 reflected an increase in the average volume more than offset by the decline in yield. The call of higher rate U.S. Government Agency securities contributed to the lower yields.

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

     Interest income other than loans and securities increased by $57 thousand in 2003 and decreased by $258 thousand from 2001 to 2002. During 2001, the Bank maintained a slightly larger investment in federal funds sold (averaging $10.7 million) compared to 2000 while rates declined significantly (about 2.8%), resulting in the decreased income. In 2003, the average amount invested in fed funds sold cause the increase in interest income.

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

     Total interest expense decreased by $1.7 million (14.5%) in 2003 compared to 2002 and decreased by $231 thousand (1.9%) in 2002 compared to 2001. The decrease in interest expense in 2003 was caused by lower time deposit rates. The interest expense decrease from 2001 to 2002 is primarily due to the volume increase in time deposit accounts and FHLB advances more than offset by a decline in the average rate paid on both. (See the

"Rate/Volume Analysis" following this section.) Interest expense on time deposit accounts decreased $1,641 thousand although the average volume increased by $10.9 million. The significant rate decline was cause by a shift from locally generated time deposits to brokered time deposits and the general decline in rates during 2002.

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

     The trend in net interest income is commonly evaluated by measuring the average yield on earning assets, the average cost of funds, and the net interest margin. The Company's average yield on earning assets (total interest income divided by average interest earning assets) decreased in 2003 to 6.89% compared to 7.33% in 2002. The drop in Prime rate caused most of the decline during 2002, which carried over into 2003 at the same time the Bank had over $100 million in loans tied to that index. In line with the national interest rate markets, the Bank's average cost of funds (total interest expense divided by average interest bearing liabilities) declined from 3.30% in 2002 to 2.49% in 2003. The Bank's net interest margin (net interest income divided by average interest earning assets) increased in 2003 to 4.82% compared to 4.57%, in 2002. The decline was caused by the Bank's asset sensitive position during a period of dropping interest rates in 2002 and the re-pricing of longer-term interest bearing liabilities (primarily certificates of deposit) in 2003 as discussed more fully in the section titled "Interest Rate Sensitivity Management" elsewhere in this report.

     The net interest margin decreased 60 basis points in 2002 from 5.17% in 2001 to 4.57%, reflecting a major decline in the average Prime rate for the year. The decline in rate was driven by national economic factors and was offset by rapid loan growth resulting in higher interest income on loans in 2002. That loan growth required a significant increase in brokered certificate of deposit utilization to keep rates as low as possible. Raising funds in the local southwest Florida market would have cost more due to competing financial institutions also offering higher than national rates.

     The Bank's average yield on earning assets (total interest income divided by average interest earning assets) decreased in 2001 to 9.08% compared to 10.12% in 2000. The drop in Prime rate caused most of the decline during 2001 at the same time the Bank had over $100 million in loans tied to that index. In line with the national interest rate markets, the Bank's average cost of funds (total interest expense divided by average interest bearing liabilities) declined from 5.21% in 2000 to 4.83% in 2001. The Bank's net interest margin (net interest income divided by average interest earning assets) declined in 2001 to 5.17% in 2001 compared to 5.96% in 2000. The decline was caused by the Bank's asset sensitive position during a period of dropping interest rates.


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


                                    Average Balances, Interest Income/Expense and Yields/Rates
                                                     Taxable Equivalent Basis

                                                                Years Ended December 31,
                          ------------------------------------------------------------------------------------------------------
                                       2003                               2002                                2001
                          ---------------------------------  ---------------------------------   -------------------------------
                                     Interest     Average               Interest     Average                Interest     Average
                          Average     Income/     Yields/    Average     Income/     Yields/     Average     Income/     Yields/
                          Balance     Expense      Rates     Balance     Expense      Rates      Balance     Expense      Rates
                          -------   ----------   ----------  -------   ----------   ----------   -------   ----------   --------

                                                                  (Dollars in thousands)
 Assets:
   Earning assets:
     Loans, net of
       unearned income(1)$425,278    $  31,874        7.49% $370,062   $   28,824        7.79%  $255,294   $   24,908      9.76%
   Securities:
     Taxable............   32,618        1,331        4.08    41,024        2,185        5.32     40,093        2,459      6.13
     Tax-exempt.........       --        --           0.00        82            5        7.32        325           29      8.31
                          -------   ----------               -------   ----------                -------   ----------
       Total securities.   32,618        1,331        4.08    41,106        2,190        5.33     40,418        2,488      6.15
   Interest-bearing deposits
     in other banks.....    7,301           80        1.10     3,483           78        2.24      1,137           55      4.84
   Federal funds sold...   21,446          237        1.11    11,723          182        1.55     10,675          463      4.34
                          -------   ----------               -------   ----------                -------   ----------
       Total interest-
         earning assets(2)486,643       33,522        6.89   426,374       31,274        7.34    307,524       27,914      9.08

   Non-interest earning assets:
    Cash and due from
      banks.............   19,688                             10,689                               8,756
     Accrued interest and
       other assets.....   14,373                             13,995                              11,449
     Allowance for
       loan losses......   (7,121)                            (4,740)                             (3,541)
                          -------                            -------                             -------

       Total assets..... $513,583                           $446,318                            $324,188
                         ========                           ========                            ========

Liabilities and Shareholders' Equity:
   Interest-bearing liabilities:
     Demand deposits.... $ 27,389          104        0.38%   23,460          210        0.90%  $ 22,337          429     1.92
     Savings deposits...  105,121        1,353        1.29    86,383        1,714        1.98     66,586        2,088     3.14
     Time deposits......  214,268        6,467        3.02   203,413        8,108        3.99    138,773        8,392     6.05
                          -------   ----------              --------   ----------               --------   ----------
       Total deposits...  346,778        7,924        2.29   313,256       10,032        3.20    227,696       10,909     4.79

     Long-term borrowings  55,660        2,131        3.83    41,701        1,699        4.07     17,478        1,004     5.74
     Short-term borrowings  2,239           26        1.16     2,759           56        2.03      3,773          105     2.78
                          -------   ----------              --------   ----------               --------   ----------
       Total interest-
        bearing
         liabilities...   404,677       10,081        2.49   357,716       11,787        3.30    248,947       12,018     4.83
                          -------   ----------              --------   ----------               --------   ----------

   Non interest-bearing liabilities:
     Demand deposits....   64,306                             53,376                              43,735
     Accrued interest and
       other liabilities    5,733                              3,201                               3,497
     Shareholders' equity  38,867                             32,025                              28,009
                          -------                           --------                            --------
       Total liabilities and
       shareholders'
         equity........  $513,583                           $446,318                            $324,188
                         ========                           ========                            ========

   Net interest income/net
    interest spread.....                23,441        4.40%                19,487        4.04%                 15,896     4.25%
                                     =========   ==========             =========   ==========                          =======

   Net yield on earning assets                        4.82%                              4.57%                            5.17%
                                                 ==========                         ==========                          =======

   Taxable equivalent adjustment:
     Securities.........                    --                                  1                                   9
     Loans..............                     2                                  6                                   2
                                     ---------                          ---------                          ----------
       Total taxable
        equivalent adjustment                2                                  7                                  11
                                     ---------                          ---------                          ----------

   Net interest income..             $  23,439                          $  19,480                          $   15,885
                                     =========                          =========                          ==========


(1)  Average loans include nonaccrual loans. All loans and deposits are domestic.

(2)  Tax equivalent  adjustments have been based on an assumed tax rate of 34 percent, and do not give effect to the disallowance for federal income tax purpose of interest expense related to certain tax-exempt earning assets.


                                             Rate/Volume Variance Analysis
                                               Taxable Equivalent Basis

                                     Average Volume             Change in Volume             Average Rate
                             -------------------------------  --------------------  ------------------------------
                               2003       2002       2001     2003-2002  2002-2001    2003       2002       2001
                             ---------  ---------  ---------  ---------  ---------  --------   --------   --------
                                                             (Dollars in thousands)
Earning assets:
Loans, net of unearned
     income (1)...........   $ 425,278  $ 370,062  $ 255,294  $  55,216  $ 117,768       7.49%     7.79%      9.76%

Securities:
   Taxable.................     32,618     41,024     40,093     (8,406)       931       4.08      5.32       6.13
   Tax exempt..............         --         82        325        (82)      (243)      0.00      6.10       8.92
                             ---------  ---------  ---------  ---------  ---------
     Total securities......     32,618     41,106     40,418     (8,488)       688       4.08      5.33       6.16
                             ---------  ---------  ---------  ---------  ---------

Interest-bearing deposits
   with other banks........      7,301      3,483      1,137      3,818      2,346       1.10      2.24       4.84
Federal funds sold.........     21,446     11,723     10,675      9,723      1,048       1.11      1.55       4.34
                             ---------  ---------  ---------  ---------  ---------

     Total earning assets..  $ 486,643  $ 426,374  $ 307,524  $  60,269  $ 118,850       6.89      7.33       9.08
                             =========  =========  =========  =========  =========

Interest-bearing liabilities:
Deposits:..................
   Demand deposits.........  $  27,389  $  23,460  $  22,337  $   3,929  $   1,123       0.38      0.90       1.92
   Savings.................    105,121     86,383     66,586     18,738     19,797       1.29      1.98       3.14
   Time certificates.......    214,268    203,413    138,773     10,855     64,640       3.02      3.99       6.05
                             ---------  ---------  ---------  ---------  ---------
     Total deposits........    346,778    313,256    227,696     33,522     85,560       2.29      3.20       4.79

Long-term borrowings.......     55,660     41,401     17,478     14,269     23,923       3.83      4.10       5.74
Other borrowings...........      2,239      2,759      3,773       (520)    (1,014)      1.16      2.03       2.78
                             ---------  ---------  ---------  ---------  ---------

     Total interest-bearing
       liabilities.........  $ 404,677  $ 357,416  $ 248,947 $  47,261$    108,469       2.49      3.30       4.83
                             =========  =========  =========  =========  ==========

Net interest income/net interest spread                                                  4.40      4.04       4.25

Net yield on earning assets                                                              4.82      4.57       5.17

Net cost of funds..........                                                              2.07      2.76       3.91




                                                                                         Variance Attributed to
                                                                           -----------------------------------------------
                                   Interest
                               Income/Expense               Variance                 2003                     2002
                          ------------------------   --------------------  -----------------------  ----------------------
                           2003     2002     2001    2003-2002  2002-2001  Volume    Rate     Mix   Volume    Rate    Mix
                          ------   ------  -------   ---------  ---------  -------  -------  -----  -------  ------  -----
                                                                 (Dollars in thousands)
Earning assets:
Loans, net of
  unearned income....... $31,873  $28,824  $24,908   $   3,055  $   3,910  $ 4,300  $(1,083) $(162) $11,197 $(5,027)$(2,260)
Securities:
   Taxable..............   1,332    2,184    2,459        (853)      (274)    (448)   (509)    105       57    (325)     (7)
   Tax exempt...........      --        5       29          (5)       (24)      (5)     (5)      5      (22)     (9)      7
                          ------   ------  -------   ---------  ---------  -------  ------   -----  -------  ------   -----
     Total securities...   1,332    2,189    2,488        (858)      (298)    (453)   (514)    110       35    (334)     --
                          ------   ------  -------   ---------  ---------  -------  ------   -----  -------  ------   -----
Interest-bearing deposits
   with other banks.....      80       78       55           3         22       86     (40)    (44)     113     (30)    (60)
Federal funds sold......     237      182      463          55       (281)     151     (52)    (44)      45    (297)    (29)
                          ------   ------  -------   ---------  ---------  -------  ------   ------ -------  ------   -----
     Total earning assets 33,522   31,276   27,914       2,249      3,358    4,084  (1,689)   (140)  11,390  (5,688) (2,349)
                          ------  -------  -------   ---------   -------   -------  -------  ------ -------  ------   -----
Interest-bearing liabilities:
Deposits:
   Demand...............     104      210      429        (108)      (219)      35    (121)    (20)      22    (229)    (12)
   Savings..............   1,353    1,714    2,088        (381)      (373)     372    (602)   (131)     621    (766)   (228)
   Time certificates....   6,467    8,108    8,392      (1,641)      (285)     433  (1,969)   (105)   3,909  (2,861) (1,332)
                          ------   ------  -------   ---------  ---------  -------  ------   ------ -------  ------   -----
     Total deposits.....   7,924   10,032   10,909      (2,108)      (877)     840  (2,692)   (256)   4,552  (3,857) (1,572)
                          ------   ------  -------   ---------  ---------  -------  -------  ------ -------  ------   -----

Long-term borrowings....   2,131    1,699    1,004         432        695      585    (114)    (39)   1,374    (287)   (392)
Short-term borrowings...      26       56      105         (30)       (49)     (11)    (24)      5      (28)    (28)      7
                          ------   ------  -------   ---------  ---------  -------  -------   ------  -----  ------   -----
     Total interest-
       bearing
        liabilities....   10,081   11,787   12,018      (1,706)      (231)   1,414  (2,830)   (290)   5,898  (4,172) (1,957)
                          ------  -------  -------   ---------  ---------  -------  -------  ------   -----   -----   -----

Net interest income/net
   interest spread...... $23,441  $19,480  $15,896   $   3,955  $   3,589  $ 2,670  $ 1,141  $  150  $5,492 $(1,516) $ (392)
                          ======   ======   ======   =========  =========  =======  =======  ======  ======   =====   =====

Allowance for Loan Losses

     Each of the Bank's loans is assigned to a lending officer responsible for the ongoing review and administration of that loan. Lending officers make the initial identification of loans, which present some difficulty in collection or where there is an indication that the probability of loss exists. Lending officers are responsible for the collection effort on a delinquent loan. Senior management is informed of the status of delinquent and problem loans on a monthly basis. In addition to the lending officers, there is an independent loan review officer responsible for reviewing the credit ratings on loans and administering the loans.

     Senior management makes recommendations monthly to the Board of Directors as to charge-offs. Senior management reviews the allowance for possible loan losses on a monthly basis. The Bank's policy is to discontinue interest accrual when payment of principal and interest is 90 days or more in arrears unless the value of the collateral exceeds the principal plus accrued interest.

     The allowance for possible loan losses represents management's assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as loan loss experience, the amount of past due and nonperforming loans, specific known risk, the status and amount of nonperforming assets, underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for potential credit losses. Although recent historical loan losses have been minimal, there was a significant increase in non-performing loans at December 31, 2003 causing management to increase the allowance during 2003. Due to the level of collateral securing most of the non-performing loans, management believes that the reserve is adequate despite the fact that the level of the allowance to non-performing loans is far lower than peer financial institutions.

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

     Management believes that $8,066,817 on December 31, 2003, and $6,319,298 on December 31, 2002, in the allowance for loan losses were adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.



              [The remainder of this page intentionally left blank]

     The following table sets forth certain information with respect to the Bank's loans, net of unearned income, and the allowance for loan losses for the five years ended December 31, 2003.



                         Summary of Loan Loss Experience

                                                        2003         2002         2001         2000         1999
                                                     ---------    ---------     --------     --------     ---------
                                                                         (Dollars in thousands)

Allowance for loan losses at beginning of year.....  $   6,319    $   3,803     $  3,267     $  2,261     $   1,750
Loans charged off:
  Commercial, financial and agricultural...........        139          161          162           50           166
  Real estate - mortgage...........................         10           --          185            8           479
  Consumer.........................................         74           46           43           52            38
                                                     ---------    ---------     --------     --------     ---------
    Total loans charged off........................        223          207          390          110           683
                                                     ---------    ---------     --------     --------     ---------

Recoveries on loans previously charged off:
  Commercial, financial and agricultural...........        245          193           47           33             7
  Real estate - mortgage...........................          2            3          131           72           340
  Consumer.........................................         23           17           28           11            37
                                                     ---------    ---------     --------     --------     ---------
    Total recoveries...............................        271          213          206          116           384
                                                     ---------    ---------     --------     --------     ---------

Net loans charged off (recovered)..................        (48)          (6)         184           (6)          299

Provision for loan losses..........................      1,700        2,510          720        1,000           810
                                                     ---------    ---------     --------     --------     ---------

Allowance for loan losses at end of period.........  $   8,067    $   6,319     $  3,803     $  3,267     $   2,261
                                                     =========    =========     ========     ========     =========

Loans, net of unearned income, at end of period....  $ 437,593    $ 416,414     $318,666     $227,155     $ 181,764

Average loans, net of unearned income,
  outstanding for the period.......................    425,278      370,062      255,294      206,333       154,771

Ratio of net charge-offs to net average loans......      (0.01)%      (0.00)%       0.07%       (0.00)%        0.19%


     In evaluating the allowance, management also considers the historical loan loss experience of the Bank, the amount of past due and nonperforming loans, current and anticipated economic conditions, lender requirements and other appropriate information. From 1999 through 2002, management allocated the allowance for loan losses to specific loan categories based on an average of historical losses and the volume of each loan category. In 2003, as presented below, management allocated the allowance for loan losses based on the level of non-performing loans in each category. The change in method was due to the minimal historical loan losses on which to base the allocation.



              [The remainder of this page intentionally left blank]

     Management allocated the allowance for loan losses to specific loan categories as follows:


                                                    Allocation of Allowance for Loan Losses

                                                                      December 31,
                      ------------------------------------------------------------------------------------------------------------
                             2003                  2002                   2001                  2000                 1999
                      -------------------   -------------------   --------------------   -------------------   -------------------
                                 Percent               Percent                Percent               Percent               Percent
                                 of Loans              of Loans               of Loans              of Loans              of Loans
                                  in Each               in Each                in Each               in Each               in Each
                                 Category              Category               Category              Category              Category
                                 to Total              to Total               to Total              to Total              to Total
                        Amount     Loans      Amount     Loans      Amount      Loans      Amount     Loans      Amount     Loans
                      ---------  -------    ---------  --------   ---------  ---------   ---------  --------   ---------  --------
                                                                 (Dollars in Thousands)
Domestic loans:
  Commercial, financial
    and agricultural  $      22    10.31%   $   2,494     10.27%  $   1,566      11.92%  $     544     16.56%  $     410     17.98%
  Real estate - mortgage  8,039    86.92        3,357     86.54       2,021      85.37       2,647     81.02       1,786     78.98
  Consumer..........          6     2.77          468      3.19         216       2.71          76      2.42          65      3.04
                      ---------  -------    ---------  --------   ---------  ---------   ---------  --------   ---------  --------

                      $   8,067   100.00%       6,319    100.00%  $   3,803     100.00%  $   3,267    100.00%  $   2,261    100.00%
                      =========  =======    =========  ========   =========  =========   =========  ========   =========  ========

Nonperforming Assets

     Nonperforming assets include nonperforming loans and foreclosed real estate held for sale. Nonperforming loans include loans classified as non-accrual or renegotiated. The Bank's policy is to place a loan on non-accrual status when it is contractually past due 90 days or more as to payment of principal or interest unless the collateral value is greater than both the principal due and the accrued interest. At the time a loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current earnings. Recognition of any interest while on non-accrual is accounted for on the cash basis when actually received.

     The Bank had nonperforming assets at December 31, 2003, 2002, 2001, 2000, and 1999 of approximately $22,269,000, $7,698,000, $2,367,000, $1,548,000, and
$3,076,000, respectively.

     The following table presents information concerning outstanding balances of nonperforming assets at December 31, 2003, 2002, 2001, 2000, and 1999.

                              Nonperforming Assets


                                                                           December 31,
                                               --------------------------------------------------------------------
                                                  2003          2002           2001          2000          1999
                                               -----------   -----------   -----------   -----------    -----------
                                                               (Amounts in thousands, except ratios)

Nonaccruing loans...........................   $     9,727   $     5,036   $     1,333   $     1,352    $       945
Accruing loans 90 days or more past due.....         6,420         2,662           984             2          1,313
Restructured loans..........................            --            --            --            --             --
                                               -----------   -----------   -----------   -----------    -----------
     Total nonperforming loans..............        16,147         7,698         2,317         1,354          2,258
Nonaccruing securities......................            --            --            --            --             --
Other real estate...........................         6,122            --            50           194            818
                                               -----------   -----------   -----------   -----------    -----------

     Total..................................   $    22,269   $     7,698   $     2,367   $     1,548    $     3,076
                                               ===========   ===========   ===========   ===========    ===========
Ratios:
   Loan loss allowance to total
     nonperforming assets...................         0.362         0.821         1.607          2.110         0.735
                                               ===========   ===========   ===========   ============   ===========
   Total nonperforming loans to total loans
     (net of unearned interest).............         0.051         0.018         0.007          0.007         0.017
                                               ===========   ===========   ===========   ============   ===========
   Total nonperforming assets to
     total assets...........................         0.042         0.015         0.006          0.005         0.013
                                               ===========   ===========   ===========   ============   ===========

     There has been no significant impact on the Company's consolidated financial statements as a result of the provisions of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, or Statement of Financial Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures.

Noninterest Income

     Noninterest income consists of revenues generated from a broad range of financial services and activities including fee-based services and profits and commissions earned through credit life insurance sales and other activities. In addition, gains or losses realized from the sale of investment portfolio securities are included in noninterest income. Total noninterest income increased by $408 thousand (17.6%) for the year ended December 31, 2003 compared to 2002 due to higher secondary market fees and service charges on deposit accounts. Total noninterest income increased by $621 thousand (36.6%) for the year ended December 31, 2002 compared to 2001. The increase was due to higher service charges on deposit accounts (increased $507 thousand) and gains on sale of available-for-sale securities (increased $36 thousand). Total noninterest income decreased by $105 thousand or 5.8% for the year ended December 31, 2001 compared to 2000. The decline was due primarily to a decrease of $256 thousand in insurance proceeds (a non-recurring event) offset by increased fess on customer accounts. Total noninterest income increased by $380 thousand or 26.7% for the year ended December 31, 2000 as compared to 1999 caused in large part by the insurance proceeds noted above.

     The table below sets forth the Bank's noninterest income for the periods indicated.


                                                                                      2002/2003      2001/2002
                                                Years Ended December 31,               Percent        Percent
                                      --------------------------------------------
                                          2003           2002            2001           Change         Change
                                      ------------   ------------    -------------   -----------    -----------
                                                 (Dollars in thousands)

Service charges on deposits........   $      1,228   $      1,268    $       1,112         (3.2)%          14.0%
Service charges secondary market...            555            304               --         82.6           100.0
Exchange fees......................            416            390              304          6.7            28.3
Securities gains...................             --             36               --       (100.0)          100.0
Income/Gains on other real estate..             69             13               19        430.8           (31.6)
Safe deposit box rental............             66             67               67         (1.5)             --
Other..............................            394            242              197         62.8            22.8
                                      ------------   ------------    -------------

                                      $      2,728   $      2,320    $       1,699         17.6            36.6
                                      ============   ============    =============

Noninterest Expenses

     From 2002 to 2003, noninterest expense increased $2.0 million (21.7%). Salaries and employee benefits in 2003 increased $1.4 million (26.2%) from 2002 to a total of $7.0 million. The increase in was due to added staff for a new branch and increased secondary market loan brokerage operations.

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

     Occupancy and equipment expense decreased $132 thousand (7.9%) from 2002 to 2003, increased $304 thousand (22.3%) from 2001 to 2002 and increased $252 thousand (22.7%) from 2000 to 2001. During 2003 occupancy expenses decreased primarily to lower maintenance contract costs. The occupancy and equipment expense increases in 2002 and 2001were a result of the additional property and equipment added as a result of new branch locations and the associated depreciation expense.

     The significant increase in other expenses was due to $349 thousand in other real estate write-offs and expanses in 2003 compared to no such costs in 2002.

     The table below sets forth the Bank's noninterest expenses for the periods indicated.



                                                                                        2002/2003       2001/2002
                                                Years Ended December 31,                Percent          Percent
                                      --------------------------------------------
                                          2003           2002            2001            Change          Change
                                      ------------   ------------    -------------   -------------   --------------
                                                 (Dollars in thousands)

Salaries and employee benefits.....   $      7,008   $      5,552    $       5,232            26.2%             6.1%
Occupancy and equipment expense....          1,532          1,689            1,361            (9.3)            24.1
Professional fees..................            263            210              191            25.2              9.9
Advertising........................            218            135              130            61.5              3.8
Telephone..........................            175            136              122            28.7             11.5
Software maintenance...............            164             70              120           134.3            (41.7)
Regulatory fees and assessments....            154            139              106            10.8             31.1
Supplies...........................            152            182              135           (16.5)            34.8
ATM expense........................            137            124              124            10.5               --
Postage............................            136            137               99              --             38.4
Taxes and licenses.................             95            103              107            (7.8)            (3.7)
Director and committee fees........             67             67               67              --               --
Other..............................            879            476              431            84.7             10.2
                                      ------------   ------------    -------------

   Total...........................   $     10,980   $      9,020    $       8,225            21.7              9.7
                                      ============   ============    =============

Income Taxes

     Income tax expense increased $1.2 million (32.2%) to $5.1 million for the year ended December 31, 2003, increased $559 thousand (17.0%) to $3.9 million for the year ended December 31, 2002, and increased $411 thousand (14.3%) to $3.3 million for the year ended December 31, 2001. The effective tax rate as a percentage of pretax income was 37.7% in 2003, 37.5% in 2002, and 38.1% in 2001. The statutory federal rate was 34 percent during 2003, 2002, and 2001. There is no current or pending tax legislation of which management is aware that if passed would have any material effect on the financial statements. For further information concerning the provision for income taxes, refer to Note 14, Income Taxes, of the "Notes to Financial Statements."

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

     The primary objective of Asset/Liability Management of the Company is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate sensitive earning assets and rate sensitive liabilities. The relationship of rate sensitive earning assets to rate sensitive liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest-bearing liabilities are those that can be re-priced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year and through three years.

     The Company has not experienced a high level of volatility in net interest income primarily because of the relatively large base of core deposits that do not re-price on a contractual basis. These deposit products include regular savings, interest-bearing transaction accounts and money market savings accounts. Balances for these accounts are reported based on historical re-pricing experienced at each bank. However, the rates paid are typically not directly related to market interest rates, since management has some discretion in adjusting these rates as market rates change.

     The Company uses additional tools to monitor and manage interest rate sensitivity. One of the primary tools is simulation analysis. Simulation analysis is the primary method of estimating earnings at risk and capital at risk under varying interest rate conditions. Simulation analysis is used to test the sensitivity of the Company's net interest income and shareholders' equity to both the level of interest rates and the slope of the yield curve. Simulation analysis accounts for the expected timing and magnitude of assets and liability cash flows, as well as the expected timing and magnitude of deposits that do not re-price on a contractual basis. In addition, simulation analysis includes adjustments for the lag between movements in market interest rates on loans and interest-bearing deposits. These adjustments are made to reflect more accurately possible future cash flows, re-pricing behavior and ultimately net interest income. The estimated impact on the Company's net interest income before provision for loan loss sensitivity over a one-year time horizon is shown below. Such analysis assumes a sustained parallel shift in interest rates and the Company's estimate of how interest-bearing transaction accounts will re-price in each scenario. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management's strategies, among other factors.


                                                                                             Percentage Increase
                                                                                           (Decrease) in Interest
                                                                                             Income/Expense Given
                              Interest Rate Shifts                                    ----------------------------------
                                 Down 200 Up 200
                                                                                       Basis Points        Basis Points
                                                                                      --------------      --------------
         For the Twelve Months After December 31, 2003
         Projected change in:
           Interest income..........................................................          (4.64)%              4.12%
           Interest expense.........................................................         (13.87)             (15.34)
           Net interest income......................................................          (1.64)               0.05

Other Accounting Issues

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires liability treatment for certain financial instruments which had previously been recognized as equity. The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before May 15, 2003, and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of the provisions of this statement did not have a material effect on the Company's operating results or financial position.

     In December 2003, the FASB revised previously issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement. This statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. This statement retains the disclosure requirements contained in FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The provisions of this statement are effective for financial statements with fiscal years ending after December 15, 3003. The interim-period disclosures required by this statement are effective for interim periods beginning after December 15, 2003. The adoption of the provisions of this revised statement did not have a material effect on the Company's operating results or financial position.

     In December 2003, the FASB revised previously issued FIN 46, Consolidation of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin ("ARB") 51, Consolidated Financial Statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The reporting and disclosure requirements of this Interpretation are effective for all financial statements of public companies for the first period ending after December 15, 2003 and for all other types of entities for periods ending after March 15, 2004. The adoption of this interpretation did not have a material impact on the Company's consolidated financial statements.


              [The remainder of this page intentionally left blank]

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by Regulation S-X and by Item 302 of Regulation S-K are set forth in the pages listed below.


FLORIDA COMMUNITY BANKS INC. AND SUBSIDIARY
Consolidated Financial Statements


                                                                                                              Page(s)

Independent Auditors' Report ..............................................................................      32
Consolidated Statements of Financial Condition as of December 31, 2003 and 2002............................      33
Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001.....................      34
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2003, 2002 and 2001.......      35
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001.................      36
Notes to Consolidated Financial Statements.................................................................      38
Quarterly Results (Unaudited)..............................................................................      69

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Florida Community Banks, Inc. and Subsidiary
Immokalee, Florida


We have audited the accompanying consolidated statements of financial condition of Florida Community Banks, Inc. (a Florida corporation) and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Florida Community Banks, Inc. and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


Birmingham, Alabama
January 30, 2004

                                   Schauer Taylor Cox Vise Morgan & Fowler, P.C.

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           December 31, 2003 and 2002


                                                                                  2003                  2002
                                                                           ------------------    ------------------
Assets
   Cash and due from banks.............................................    $       15,897,716    $       13,264,464
   Federal funds sold..................................................            13,765,000            32,902,000
   Interest-bearing demand deposits with banks.........................               857,133            12,668,201
                                                                           ------------------    ------------------
       Cash and Cash Equivalents.......................................            30,519,849            58,834,665

   Securities available-for-sale.......................................             3,184,977             3,184,977
   Securities held-to-maturity, fair value of $35,296,326 in
     2003 and $34,120,018 in 2002......................................            35,752,905            33,339,505

   Loans, net of unearned income.......................................           437,592,827           416,414,676
   Allowance for loan losses...........................................            (8,066,817)           (6,319,298)
                                                                           ------------------    ------------------
       Net Loans.......................................................           429,526,010           410,095,378

   Premises and equipment, net.........................................            12,767,507            10,109,252
   Accrued interest....................................................             2,709,102             2,904,150
   Foreclosed real estate..............................................             6,121,833                    --
   Deferred taxes, net.................................................             3,162,883             1,960,513
   Other assets........................................................             1,762,640             1,329,363
                                                                           ------------------    ------------------

       Total Assets....................................................    $      525,507,706    $      521,757,803
                                                                           ==================    ==================

Liabilities and Shareholders' Equity

Liabilities
   Deposits:
     Noninterest-bearing...............................................    $       78,296,949    $       54,478,258
     Interest-bearing..................................................           344,987,453           369,456,264
                                                                           ------------------    ------------------
       Total Deposits..................................................           423,284,402           423,934,522


   Short-term borrowings...............................................             7,500,000                    --
   FHLB advances.......................................................            40,000,000            50,000,000
   Notes payable.......................................................                21,698                39,415
   Subordinated debentures.............................................            10,310,000            10,310,000
   Deferred compensation...............................................               372,870               424,745
   Accrued interest....................................................               858,783             1,866,824
   Other liabilities...................................................             1,074,184               718,497
                                                                           ------------------    ------------------

       Total Liabilities...............................................           483,421,937           487,294,003

Shareholders' Equity
   Common stock - par value $0.01 per share, 10,000,000 shares authorized,
     3,747,641 shares issued and
     outstanding.......................................................                37,476                37,476
   Paid-in capital.....................................................            16,680,061            16,673,812
   Retained earnings...................................................            25,368,232            17,752,512
                                                                           ------------------    ------------------
       Total Shareholders' Equity......................................            42,085,769            34,463,800
                                                                           ------------------    ------------------

       Total Liabilities and Shareholders' Equity......................    $      525,507,706    $      521,757,803
                                                                           ==================    ==================

                 See notes to consolidated financial statements

                          FLORIDA COMMUNITY BANKS INC.
                                 AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years Ended December 31, 2003, 2002 and 2001


                                                            2003                  2002                  2001
                                                     ------------------    ------------------    ------------------
Interest Income
   Interest and fees on loans.....................   $       31,871,196    $       28,817,765    $       24,907,498
   Interest and dividends on securities:
     Taxable securities...........................            1,331,446             2,184,654             2,458,634
     Tax-exempt securities........................                   --                 3,855                18,895
   Interest on federal funds sold.................              237,388               181,906               462,658
   Interest on deposits in banks..................               79,717                78,130                55,200
                                                     ------------------    ------------------    ------------------
       Total Interest Income......................           33,519,747            31,266,310            27,902,885
                                                     ------------------    ------------------    ------------------

Interest Expense
   Interest on deposits...........................            7,923,935            10,032,397            10,909,392
   Interest on FHLB advances......................            1,604,325             1,300,372               999,021
   Interest on short-term borrowings..............               25,547                55,987               105,235
   Interest on notes payable......................                2,254                91,759                 4,642
   Interest on subordinated debentures............              524,680               306,715                    --
                                                     ------------------    ------------------    ------------------
       Total Interest Expense.....................           10,080,741            11,787,230            12,018,290
                                                     ------------------    ------------------    ------------------

Net interest income...............................           23,439,006            19,479,080            15,884,595
Provision for loan losses.........................            1,700,000             2,510,000               720,000
                                                     ------------------    ------------------    ------------------

Net Interest Income After Provision
   For Loan Losses................................           21,739,006            16,969,080            15,164,595

Noninterest Income
   Customer service fees..........................            1,920,209             1,571,937             1,065,183
   Income and gain on sale from other real
     estate owned.................................              154,373                13,489                    --
   Investment security gains......................                   --                36,083                    --
   Other operating income.........................              653,588               698,607               633,455
                                                     ------------------    ------------------    ------------------
       Total Noninterest Income...................            2,728,170             2,320,116             1,698,638
                                                     ------------------    ------------------    ------------------

Noninterest Expenses
   Salaries and employee benefits.................            7,007,575             5,551,509             5,232,453
   Occupancy and equipment expense................            1,532,288             1,664,552             1,360,901
   Expenses, write-down, and loss on sale
     from other real estate owned.................              349,052                    --                10,312
   Other operating expenses.......................            2,091,035             1,804,007             1,621,816
                                                     ------------------    ------------------    ------------------
       Total Noninterest Expenses.................           10,979,950             9,020,068             8,225,482
                                                     ------------------    ------------------    ------------------

Income before income taxes........................           13,487,226            10,269,128             8,637,751
Income tax expense................................            5,090,677             3,850,822             3,291,534
                                                     ------------------    ------------------    ------------------

Net Income........................................   $        8,396,549    $        6,418,306    $        5,346,217
                                                     ==================    ==================    ==================

Earnings Per Common Share
   Basic..........................................   $             2.24     $            1.71     $            1.43
   Diluted........................................                 2.22                  1.70                  1.43

Cash Dividends Declared Per
   Common Share...................................                 0.21                  0.29                  0.58

Weighted Average Shares Outstanding
   Basic..........................................            3,747,641             3,747,641             3,747,641
   Diluted........................................            3,776,511             3,768,188             3,751,155

                 See notes to consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years Ended December 31, 2003, 2002 and 2001


                                           Common               Paid-in           Retained
                                            Stock               Capital           Earnings              Total
                                       ----------------    ----------------   -----------------   -----------------
Balance at
   December 31, 2000................   $         37,476    $     16,673,812   $       9,258,796   $      25,970,084

Net income - 2001...................                 --                  --           5,346,217           5,346,217
                                                                                                  -----------------
Comprehensive income................                 --                  --                  --           5,346,217
                                                                                                  -----------------
Cash dividends - Common
   $0.58 per share..................                 --                  --          (2,177,646)         (2,177,646)
                                       ----------------    ----------------   -----------------   -----------------

Balance at
   December 31, 2001................             37,476          16,673,812          12,427,367          29,138,655

Net income - 2002...................                 --                  --           6,418,306           6,418,306
                                                                                                  -----------------
Comprehensive income................                 --                  --                  --           6,418,306
                                                                                                  -----------------
Cash dividends - Common
   $0.29 per share..................                 --                  --          (1,093,161)         (1,093,161)
                                       ----------------    ----------------   -----------------   -----------------

Balance at
   December 31, 2002................             37,476          16,673,812          17,752,512          34,463,800

Net income - 2003...................                 --                  --           8,396,549           8,396,549
                                                                                                  -----------------
Comprehensive income................                 --                  --                  --           8,396,549
                                                                                                  -----------------
Issuance of stock options...........                 --               6,249                  --               6,249
Cash dividends - Common
   $0.21 per share..................                 --                  --            (780,829)           (780,829)
                                       ----------------    ----------------   -----------------   -----------------

Balance at
   December 31, 2003................   $         37,476    $     16,680,061   $      25,368,232   $      42,085,769
                                       ================    ================   =================   =================



                 See notes to consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2003, 2002 and 2001


                                                            2003                  2002                  2001
                                                     ------------------    ------------------    ------------------

Operating Activities
   Net income.....................................   $        8,396,549    $        6,418,306    $        5,346,217
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Provision for loan losses..................            1,700,000             2,510,000               720,000
       Depreciation, amortization,
         and accretion, net.......................              917,628               752,624               544,881
       Deferred tax benefit.......................           (1,202,370)             (849,154)             (250,859)
       Realized investment securities gains.......                   --               (36,083)                   --
       (Gain) loss on disposition of
         other real estate........................                   --               (13,489)               10,312
       (Increase) decrease in accrued
         interest receivable......................              195,047              (215,985)              728,824
       (Decrease) increase in accrued
         interest payable.........................           (1,008,041)              178,011               349,659
       Other, net.................................               40,660               (45,523)             (844,277)
                                                     ------------------    ------------------    ------------------
       Net Cash Provided By
         Operating Activities.....................            9,039,473             8,698,707             6,604,757
                                                     ------------------    ------------------    ------------------

Investing Activities
   Purchases of securities available-for-sale.....             (500,000)           (1,251,919)             (650,000)
   Purchases of investment securities
     held-to-maturity.............................          (29,251,273)          (21,968,075)          (28,310,329)
   Proceeds from maturities, calls
     and pay-downs of investment
     securities held-to-maturity..................           26,647,486            21,624,634            36,239,078
   Proceeds from sale of securities
     available-for-sale...........................              500,000                63,500                    --
   Purchases of interest-bearing time
     deposits with other banks....................                   --                    --            (2,500,000)
   Proceeds from maturity of interest-
     bearing deposits with other banks............                   --             2,500,000                    --
   Net increase in loans to customers.............          (27,502,464)          (97,754,367)          (92,039,273)
   Purchase of premises and equipment.............           (3,345,158)           (2,919,987)           (2,386,873)
   Proceeds from disposition of
     premises and equipment.......................               21,842                62,119             1,829,724
   Proceeds from disposition of foreclosed
     real estate..................................                   --                75,000               478,666
                                                     ------------------    ------------------    ------------------
       Net Cash Used In
         Investing Activities.....................          (33,429,567)          (99,569,095)          (87,339,007)
                                                     ------------------    ------------------    ------------------


                          (Continued on following page)
                 See notes to consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                  Years Ended December 31, 2003, 2002 and 2001



                                                            2003                  2002                  2001
                                                     ------------------    ------------------    ------------------

Financing Activities
   Net increase in demand deposits, NOW
     accounts, and savings accounts...............   $       39,881,549    $       16,278,817    $       36,416,227
   Net (decrease) increase in certificates
     of deposit...................................          (40,531,669)           89,794,365            32,114,632
   Net increase (decrease) in short-term
     borrowings...................................            7,500,000            (1,086,000)           (1,914,000)
   Issuance of long-term debt.....................                   --            25,055,696            17,500,000
   Repayments of long-term debt...................          (10,000,000)           (7,593,792)              (12,818)
   Issuance of subordinated capital note..........                   --                    --             5,000,000
   Repayment of subordinated capital note.........                   --            (5,000,000)                   --
   Issuance of subordinated debentures............                   --            10,310,000                    --
   Compensation associated with the
     issuance of options, net of tax..............                6,227                    --                    --
   Cash dividends.................................             (780,829)           (1,093,161)           (2,177,646)
                                                     ------------------    ------------------    ------------------
       Net Cash (Used In) Provided By
          Financing Activities....................           (3,924,722)          126,665,925            86,926,395
                                                     ------------------    ------------------    ------------------

Net (Decrease) Increase in Cash and
   Cash Equivalents...............................          (28,314,816)           35,795,537             6,192,145

Cash and Cash Equivalents
   at Beginning of Year...........................           58,834,665            23,039,128            16,846,983
                                                     ------------------    ------------------    ------------------

Cash and Cash Equivalents
   at End of Year.................................   $       30,519,849    $       58,834,665    $       23,039,128
                                                     ==================    ==================    ==================

                 See notes to consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 1 - Summary of Significant Accounting Policies

Florida Community Banks, Inc. ("FCBI") (a Florida corporation) and its wholly owned subsidiary, Florida Community Bank (the "Bank") (a Florida corporation) collectively referred to herein as the "Company," is headquartered in Immokalee, Florida. The Bank's main office also is in Immokalee, Florida with seven additional branch locations in Southwest Florida. The Bank provides a full range of banking services to individual and corporate customers in Charlotte, Collier, Glades, Hendry and Lee counties and the surrounding areas.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practice within the banking industry. The following summarizes the most significant of these policies.

Business Combination

Florida Community Banks, Inc. was incorporated on February 20, 2002. FCBI had no assets, liabilities, revenues or operations until April 15, 2002, when FCBI acquired 100% of the outstanding shares of Florida Community Bank common stock pursuant to a Plan of Reorganization and Share Exchange by exchanging one common share of FCBI for one common share of the Bank. The combination has been accounted for as a statutory pooling of interest between affiliates, and, accordingly, all periods presented reflect FCBI and the Bank on a combined basis. Since April 15, 2002, FCBI's predominate activity has been acting as a one-bank holding company for the Bank. The Bank has continued to conduct its activities in substantially the same manner as it had before the acquisition.

Basis of Consolidation

The consolidated  financial statements include the accounts of Florida Community
Banks,  Inc.,  and  the  Bank.  All  significant   inter-company   balances  and
transactions have been eliminated.

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

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 1 - Summary of Significant Accounting Policies - Continued

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

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 1 - Summary of Significant Accounting Policies - Continued

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

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 1 - Summary of Significant Accounting Policies - Continued

While a loan is classified as non-accrual and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding, except in the case of loans with scheduled amortizations where the payment is generally applied to the oldest payment due. When the future collectability of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a non-accrual loan has been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge offs have been fully recovered. Interest income recognized on a cash basis was immaterial for the years ended December 31, 2003, 2002 and 2001.

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

Advertising Costs

The Company's policy is to expense advertising costs as incurred. Advertising expense for the years ended December 31, 2003, 2002 and 2001 amounted to approximately $218,000, $135,000 and $130,000, respectively.

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 1 - Summary of Significant Accounting Policies - Continued

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

Stock-Based Compensation

At December 31, 2003, the Company had a stock-based employee compensation plan, which is more fully described in Note 12. Prior to 2003, the Company accounted for this plan under the recognition and measurement provisions of APB No. 25, Accounting for Stock Issued to Employees, and the related Interpretations. Accordingly, no stock-based compensation cost was included in net earnings for the years ended December 31, 2002 and 2001, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as provided by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 allows for a prospective method of adoption of SFAS 123, whereas, the Company can prospectively account for the current expense of options granted during 2003 and thereafter. Results of prior years have not been restated. The following table illustrates the effects on net income and earnings per share if the fair value based method had been applied to all outstanding awards in each period.


                                                                        Years Ended December 31,
                                                     --------------------------------------------------------------
                                                            2003                  2002                  2001
                                                     ------------------    ------------------    ------------------

   Net Income, as reported........................   $        8,396,549    $        6,418,306    $        5,346,217

   Add: Stock-based compensation expense
     included in net income, net of related
     taxes........................................                6,227                    --                    --

   Deduct: Total stock-based employee
     compensation expense determined under
     the fair value method for all awards,
     net of related taxes.........................              (21,053)              (41,145)               (8,564)
                                                     ------------------    ------------------    ------------------

   Pro Forma Net Income...........................   $        8,381,723    $        6,377,161    $        5,337,653
                                                     ==================    ==================    ===================

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 1 - Summary of Significant Accounting Policies - Continued


                                                                        Years Ended December 31,
                                                     --------------------------------------------------------------
                                                            2003                  2002                  2001
                                                     ------------------    ------------------    ------------------
   Basic Earnings per Common Share
     As reported..................................   $             2.24    $             1.71    $             1.43
     Pro Forma....................................                 2.24                  1.70                  1.42

   Diluted Earnings per Common Share
     As reported..................................                 2.22                  1.70                  1.43
     Pro Forma....................................                 2.22                  1.69                  1.42

   Weighted Average Fair Value of Options
     Granted during the year......................                 1.09                    --                  1.74

   Assumptions:
     Average Risk Free Interest Rate..............               3.310%                    --                4.070%
     Average Expected Volatility..................               0.066%                    --                0.085%
     Expected Dividend Yield......................               3.173%                    --                2.600%
     Expected Life................................           6.6 years                     --            5.0 years

The effects of applying SFAS No. 123 as amended by SFAS No. 148 for providing proforma disclosures are not likely to be representative of the effects on reporting earnings for future years, nor are the dividend estimates representative of commitments on the part of the Company's Board.

Retirement Plan

During 2003 the Company had a defined contribution Pension Plan, which was terminated as of December 31, 2003. The Company also has a Profit-Sharing Plan covering all eligible employees that was amended as of December 31, 2003 to allow employee elective contributions under Internal Revenue Code section 401K. The Company also adopted an Employee Stock Ownership Plan ("ESOP"), which also allows elective employee contributions. Employer contributions to the plans are included in salaries and employee benefits expense. Pension Plan contributions were required at 10 percent of total eligible employee compensation. Profit-Sharing and ESOP contributions are determined by the board of directors. The Company also has deferred compensation plans with certain executive officers and directors. The Company contributes amounts to the pension fund sufficient to satisfy funding requirements of the Employee Retirement Income Security Act.

Off-Balance Sheet Financial Instruments

In the ordinary course of business the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when funded.

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 1 - Summary of Significant Accounting Policies - Continued

The Bank has available as a source of financing a line of credit with the Federal Home Loan Bank of Atlanta that is limited to 15% of assets (approximately $78,700,000 at December 31, 2003), of which $32,700,000 was available and unused. The ability to utilize the remaining line is dependent on the amount of eligible collateral that is available to pledge to the Federal Home Loan Bank.

The Bank also has available as a source of short-term financing the purchase of federal funds from other commercial banks and commercial lines of credit. At December 31, 2003 the total amount available for short-term financing was $34,500,000.

The Company also has available a $5,000,000 line of credit with the Bankers Bank. This line is secured by 51% of the bank's common stock and is due on demand by the lender. At December 31, 2003 $4,750,000 was available for additional funding.

Segment Information

All of the Company's offices offer similar products and services, are located in the same geographic region, and serve the same customer segments of the market. As a result, management considers all units as one operating segment and therefore feels that the basic consolidated financial statements and related footnotes provide details related to segment reporting.

Reclassifications

Certain amounts in 2002 and 2001 have been reclassified to conform with the 2003 presentation.

Recently Issued Accounting Standards

In January 2003, the Auditing Standards Board issued Statement on Auditing Standards ("SAS") No. 101, Auditing Fair Value Measurements and Disclosures. This statement establishes standards on auditing the measurement and disclosure of assets, liabilities, and specific components of equity presented or disclosed at fair value in financial statements. This SAS is effective for audits of financial statements for periods beginning on or after June 15, 2003. The adoption of SAS No. 101 did not have a material impact on the Company's consolidated financial statements.

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The provisions of this statement are effective for contracts entered into or modified after June 20, 2003, and hedging relationships designated after June 30, 2003, and generally require that contracts with comparable characteristics be accounted for similarly. Except for the provisions related to FASB Statement 133, Accounting for Derivative Instruments and Hedging activities, all provisions of this statement should be applied prospectively. The provisions of the statement related to Statement 133 Implementation Issues that have been effective for fiscal quarters that begin prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of the provisions of this statement did not have a material effect on the Company's operating results or financial position.

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 1 - Summary of Significant Accounting Policies - Continued

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires liability treatment for certain financial instruments which had previously been recognized as equity. The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before May 15, 2003, and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of the provisions of this statement did not have a material effect on the Company's operating results or financial position.

In December 2003, the FASB revised previously issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement. This statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. This statement retains the disclosure requirements contained in FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The provisions of this statement are effective for financial statements with fiscal years ending after December 15, 3003. The interim-period disclosures required by this statement are effective for interim periods beginning after December 15, 2003. The adoption of the provisions of this revised statement did not have a material effect on the Company's operating results or financial position.

In December 2003, the FASB revised previously issued FIN 46, Consolidation of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin ("ARB") 51, Consolidated Financial Statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The reporting and disclosure requirements of this Interpretation are effective for all financial statements of public companies for the first period ending after December 15, 2003 and for all other types of entities for periods ending after March 15, 2004. The adoption of this interpretation did not have a material impact on the Company's consolidated financial statements.

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 1 - Summary of Significant Accounting Policies - Continued

Earnings Per Common Share

Basic earnings per common share are computed by dividing earnings available to stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock, as prescribed by SFAS No. 128, Earnings per Share. All per share amounts included in these consolidated financial statements have been retroactively adjusted to reflect the effects of the 1.2 for 1.0 stock splits which occurred during 2003, 2002 and 2001. The following reconciles the weighted average number of shares outstanding:


                                                            2003                  2002                  2001
                                                     ------------------    ------------------    ------------------

Weighted average of common
   shares outstanding.............................            3,747,641             3,747,641             3,747,641
Effect of dilutive options........................               28,870                20,547                 3,514
                                                     ------------------    ------------------    ------------------

Weighted average of common shares
   outstanding effected for dilution..............            3,776,511             3,768,188             3,751,155
                                                     ==================    ==================    ==================

In June 2001, November 2002 and December 2003, the Company issued 1.2-for-1.0 stock splits. All per share amounts included in these consolidated financial statements have been retroactively adjusted to give effect to these splits.

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

In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods. The Company has no such items to be reclassified at December 31, 2003, 2002 and 2001.

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 1 - Summary of Significant Accounting Policies - Continued

Statements of Cash Flows

The Company includes cash, due from banks, and certain cash equivalents in preparing the statements of cash flows. The following is supplemental disclosure to the statements of cash flows for the three years ended December 31, 2003.


                                                                        Years Ended December 31,
                                                     --------------------------------------------------------------
                                                            2003                  2002                  2001
                                                     ------------------    ------------------    ------------------

   Cash paid during the year for interest.........   $       11,088,782    $       11,609,219    $       11,668,631

   Cash paid during the year for income
     taxes, net...................................            6,550,908             4,772,000             4,596,457

   Non-cash Disclosures:

   Loans transferred to foreclosed
     real estate during the year..................            6,371,833               133,743               439,235

   Proceeds from sale of foreclosed real
     estate financed through loans................                   --               121,998                62,960


Note 2 - Restrictions on Cash and Due from Bank Accounts

The Bank is required by regulatory authorities to maintain average reserve balances either in vault cash or on deposit with the Federal Reserve. The average amount of those reserves required at December 31, 2003 and 2002, were approximately $4,506,000 and $3,877,000, respectively.


Note 3 - Securities

The carrying amounts of securities as shown in the consolidated statements of financial condition and their approximate fair values at December 31, 2003 and 2002 were as follows:


                                                                      Gross            Gross           Estimated
                                                  Amortized        Unrealized       Unrealized           Fair
                                                    Cost              Gains           Losses             Value
                                               ---------------  ---------------   ---------------  ----------------
Securities Available-for-Sale

December 31, 2003:
   Equity Securities........................   $     3,184,977  $            --   $            --  $      3,184,977
                                               ===============  ===============   ===============  ================

December 31, 2002:
   Equity Securities........................   $     3,184,977  $            --   $            --  $      3,184,977
                                               ===============  ===============   ===============  ================

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 3 - Securities - Continued

                                                                      Gross            Gross           Estimated
                                                  Amortized        Unrealized       Unrealized           Fair
                                                    Cost              Gains           Losses             Value
                                               ---------------  ---------------   ---------------  ----------------
Securities Held-to-Maturity

December 31, 2003:
   U. S. Government and
     agency securities......................   $     1,768,406  $         52,182  $           438  $      1,820,150
   Mortgage-backed securities...............        33,984,499           140,176          648,499        33,476,176
                                               ---------------  ----------------  ---------------  ----------------

                                               $    35,752,905  $        192,358  $       648,937  $     35,296,326
                                               ===============  ================  ===============  ================
December 31, 2002:
   U. S. Government and
     agency securities......................   $     3,000,000  $         16,980  $            --  $      3,016,980
   Mortgage-backed securities...............        30,339,505           765,309            1,776        31,103,038
                                               ---------------  ----------------  ---------------  ----------------

                                               $    33,339,505  $        782,289  $         1,776  $     34,120,018
                                               ===============  ================  ===============  ================


The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003.


                                   Less Than 12 Months           12 Months or More                 Total
                               ---------------------------  --------------------------  ---------------------------
                                    Fair       Unrealized       Fair        Unrealized       Fair       Unrealized
   Description of Securities        Value        Losses         Value         Losses        Value         Losses
-----------------------------  -------------   -----------  -------------  -----------  -------------   -----------
U.S. Treasury obligations
 and direct obligations
 of U.S. government
 agencies..................    $   1,820,150   $       438  $          --  $        --  $   1,820,150   $       438
Federal agency mortgage
 backed securities.........       33,476,176       648,499             --           --     33,476,176       648,499
Corporate bonds............               --            --             --           --             --            --
                               -------------   -----------  -------------  -----------  -------------   -----------

     Total Temporarily
     Impaired Securities.....  $  33,296,326   $   648,937  $          --  $        --  $  35,296,326   $   648,937
                               =============   ===========  =============  ===========  =============   ===========

At December 31, 2003, the Company had 9 individual securities that were in an unrealized loss position or impaired for the timeframes indicated above. All of these investment positions' impairments are deemed not to be other-than-temporary impairments. Substantially all of these positions are backed by 1-4 family

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001

Note 3 - Securities - Continued

mortgages and the related securities have experiences volatility in their market prices as a result of the fluctuating home mortgage interest rate environment during 2003. The Company does not expect any other-than-temporary impairments to develop related to the investment positions.

The contractual maturities of U.S. Government and agency securities held-to-maturity and securities available-for-sale at December 31, 2003, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                           Securities                        Securities
                                                        Held-to-Maturity                  Available-for-Sale
                                                   Amortized          Fair          Amortized            Fair
                                                     Cost             Value             Cost             Value
                                               ---------------  ---------------   ---------------  ---------------

Due in one year or less.....................   $     2,636,958  $     2,653,567   $            --  $             --
Due after one year through five years.......        19,272,146       19,318,494                --                --
Due after five years through ten years......        13,843,801       13,324,265                --                --
Due after ten years.........................                --               --                --                --
Equity securities...........................                --               --         3,184,977         3,184,977
                                               ---------------  ---------------   ---------------  ----------------

                                               $    35,752,905  $    35,296,326   $     3,184,977  $      3,184,977
                                               ===============  ================  ===============  ================

Gross realized gains and losses from the sale of securities for the years ended December 31 are as follows:


                                                            2003                  2002                  2001
                                                     ------------------    ------------------    ------------------

Realized gains....................................   $               --    $           36,083    $               --
Realized losses...................................                   --                    --                    --

Dispositions through calls, maturities and pay-downs resulted in no net gain or loss during 2003, 2002 and 2001.

Equity securities include restricted investments in The Bankers Bank, Independent Bankers' Bank and Federal Home Loan Bank stock, which must be maintained to secure the available lines of credit. The amount of investment in these stocks amounted to $2,374,977 and $2,874,977 at December 31, 2003 and 2002, respectively. Additional equity securities at December 31, 2003 and 2002 consist of a $310,000 investment in the FCBI Capital Trust I (see Note 9) and at December 31, 2003 a $500,000 investment in Capitol Securities Investors, LLC, which amounts to a 20% ownership in this entity.

Investment securities pledged to secure public funds on deposit, FHLB advances and for other purposes as required by law amounted to approximately $23,218,000 and $29,677,000 at December 31, 2003 and 2002, respectively.

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 4 - Loans

The Company grants loans to customers primarily in Charlotte, Collier, Glades, Hendry and Lee Counties of Southwest Florida.

The major classifications of loans as of December 31, 2003 and 2002 are as follows:


                                                                                  2003                  2002
                                                                           ------------------    ------------------

Commercial, financial and agricultural.................................    $       45,274,352    $       42,875,563
Real estate - construction.............................................           172,890,197           140,722,900
Real estate - mortgage.................................................           208,818,843           220,696,703
Consumer...............................................................            10,665,451            12,089,782
Other..................................................................             1,486,507             1,226,777
                                                                           ------------------    ------------------
   Total...............................................................           439,135,350           417,611,725
Unearned income........................................................            (1,542,523)           (1,197,049)
Allowance for loan losses..............................................            (8,066,817)           (6,319,298)
                                                                           ------------------    ------------------

Net loans..............................................................    $      429,526,010    $      410,095,378
                                                                           ==================    ==================


Deposit overdrafts reclassified as loans and included in the other loan category amounted to $225,303 and $474,064, at December 31, 2003 and 2002, respectively.

Loans the Company considered to be impaired (including non-accrual loans) at December 31, 2003 and 2002 totaled approximately $9,727,000 and $5,035,000, respectively. The impaired loans at December 31, 2003 and 2002 had related allowances of $1,459,050 and $757,906, respectively. The average recorded investment in impaired loans for the years ended December 31, 2003 and 2002 was approximately $3,748,755 and $4,808,550, respectively. For the years ended December 31, 2003 and 2002, the difference between gross interest income that would have been recorded in such period if the non-accruing loans had been current in accordance with their original terms and the amount of interest income on those loans that was included in such period's net income was approximately $450,861 and $350,302, respectively.

The Company has no commitments to lend additional funds to the borrowers of non-accrual loans.

Net unamortized deferred loan fees and origination costs included in unearned income amounted to $1,542,523 and $1,192,851, for the years ended as of December 31, 2003 and 2002.

Commercial and residential real estate loans pledged to secure Federal Home Loan Bank advances and letters of credit amounted to approximately $33,225,000 and $58,790,000 at December 31, 2003 and 2002, respectively (see Note 9). Commercial and residential real estate loans pledged to secure the Federal Reserve Bank line of credit amounted to approximately $5,856,910 and $-0- at December 31, 2003 and 2002, respectively.

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 5 - Allowance for Loan Losses

Changes in the allowance for loan losses for the years ended December 31, 2003, 2002 and 2001 were as follows:


                                                            2003                  2002                  2001
                                                     ------------------    ------------------    ------------------
   Balance at beginning of year...................   $        6,319,298    $        3,802,836    $        3,266,667

   Charge-offs....................................             (222,911)             (206,836)             (389,627)
   Recoveries.....................................              270,430               213,298               205,796
                                                     ------------------    ------------------    ------------------
     Net (charge-offs) recoveries.................               47,519                 6,462              (183,831)
   Provision for loan losses......................            1,700,000             2,510,000               720,000
                                                     ------------------    ------------------    ------------------

   Balance at end of year.........................   $        8,066,817    $        6,319,298    $        3,802,836
                                                     ==================    ==================    ==================


Note 6 - Premises and Equipment

Premises and equipment as of December 31, 2003 and 2002 is as follows:

                                                                                  2003                  2002
                                                                           ------------------    ------------------
   Land...............................................................     $        3,186,438    $        1,322,827
   Land improvements...................................................               388,324               311,725
   Building............................................................            10,107,444             8,420,405
   Furniture and equipment.............................................             3,790,919             3,776,619
   Automobiles.........................................................               319,228               286,038
   Construction in progress............................................                56,777               669,512
                                                                           ------------------    ------------------
                                                                                   17,849,130            14,787,126
   Less allowance for depreciation.....................................             5,081,623             4,677,874
                                                                           ------------------    ------------------

                                                                           $       12,767,507    $       10,109,252
                                                                           ==================    ==================

The provision for depreciation charged to occupancy and equipment expense for the years ended December 31, 2003, 2002 and 2001 was $669,386, $687,466 and
$555,439, respectively.



              [The remainder of this page intentionally left blank]

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 7 - Deposits

The aggregate amounts of time deposits of $100,000 or more, including certificates of deposit of $100,000 or more at December 31, 2003 and 2002 were $142,946,476 and $140,799,724, respectively. Time deposits of less than $100,000 totaled $69,095,166 and $111,773,587 at December 31, 2003 and 2002,
respectively. Demand deposit overdrafts reclassified as loan balances as of December 31, 2003 and 2002 amounted to $225,303 and $474,064, respectively.

The maturities of time certificates of deposit and other time deposits issued by the Bank at December 31, 2003, are as follows:


     Year Ending December 31,
                   2004......................................................................    $      145,475,094
                   2005......................................................................            52,000,928
                   2006......................................................................             6,497,759
                   2007......................................................................             3,728,763
                   2008......................................................................             4,339,098
                                                                                                 ------------------
                                                                                                 $      212,041,642
                                                                                                 ==================

Note 8 - Short-term Borrowings

Short-term borrowings at December 31, 2003, consisted of federal funds purchased of $7,000,000, $250,000 outstanding on a line of credit with an unaffiliated financial institution, and $250,000 due for an equity investment in a limited liability investment company. There were no short-term borrowings outstanding at December 31, 2002.



              [The remainder of this page intentionally left blank]

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 9 - Long-term Debt

At December 31, 2003 and 2002, the Company had long-term debt totaling $50,331,698 and $60,349,415, respectively.

Long-term debt consists of the following at December 31:

                                                                                          2003                  2002
                                                                                   ------------------    ------------------

     Long-term Federal Home Loan Bank  advances,  with varying  maturities  from
          December 2004 through March 2010,  the interest  rates have a variable base or are at a fixed rate  between  1.38% to 6.37%,  secured by real
          estate mortgage loans and pledged securities..........................   $       40,000,000    $       50,000,000

     Long-term  subordinated  debentures;  interest  rate prime  plus 0.5%,  the debenture has a 30-year life with a call option of 5 years, subject to
          regulatory approval...................................................           10,310,000            10,310,000

     Notespayable to Ford Motor Credit,  with interest  rates varying from 0.90%
          to 5.90%,  interest and  principal  paid monthly over 3-year  periods,
          various maturities in 2005, secured by vehicles.......................               21,698                39,415
                                                                                   ------------------    ------------------

                                                                                   $       50,331,698    $       60,349,415
                                                                                   ==================    ==================


In June 2002, the Company formed a wholly-owned Delaware statutory business trust, FCBI Capital Trust I, which issued $10,000,000 of guaranteed preferred securities representing undivided beneficial interests in the assets of the trust ("Trust Preferred Securities"). The common securities of the trust are owned by the Company. The proceeds from the issuance of the Trust Preferred Securities ($10,000,000) and common securities ($310,000) were used by the trust to purchase $10,310,000 of junior subordinated deferrable interest debentures of the Company. The debentures, which bear interest at Prime rate plus 0.5%, represent the sole asset of the trust. The Company has fully and unconditionally guaranteed all obligations of the Trust on a subordinated basis with respect to the Trust Preferred Securities. In accordance with the provisions of Financial Interpretation No. 46, the Company accounts for the Trust Preferred Securities as a long-term debt liability to the Trust in the amount of $10,310,000. Subject to certain limitations, the Trust Preferred Securities qualify as Tier 1 capital.

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 9 - Long-term Debt - Continued

The Company has entered into an agreement, which fully and unconditionally guarantees payment of accrued and unpaid distributions required to be paid on the Trust Preferred Securities, with respect to any Trust Preferred Securities called for redemption.

The Trust Preferred Securities mature in September 2032 and may be called by the Company at any time after June 2007. Maturities of long-term debt following December 31, 2003, are as follows:


     Year Ending December 31,
                2004.........................................................................    $        5,018,567
                2005.........................................................................            15,003,131
                2006.........................................................................                    --
                2007.........................................................................                    --
                2008.........................................................................                    --
                Thereafter...................................................................            30,310,000
                                                                                                 ------------------
                                                                                                 $       50,331,698
                                                                                                 ==================

Note 10 - Shareholders' Equity

At December 31, 2003 and 2002, shareholders' equity of the Company consisted of the following:

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

Stock Splits: In June 2001, the Bank issued a 1.2 shares for 1.0 share stock split, thereby increasing the number of shares outstanding to 2,602,764. In conjunction with the split, the par value of the stock was reduced from $4.00 per share to $3.20 per share. In April 2002, each share of the Bank was converted into one share of the Company's $0.01 par value common stock. In December 2002, the Company issued a 1.2 for 1.0 common stock split resulting in an increase in the number of outstanding shares to 3,123,316. In December 2003, the Company issued a 1.2 for 1.0 common stock split resulting in an increase in the number of outstanding shares to 3,747,641. All per share amounts included in these consolidated financial statements have been adjusted to give retroactive effect to the stock splits.

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to adjusted total assets (as defined). Management believes, as of December 31, 2003, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum Total capital, Tier 1 capital, and Tier 1 leverage ratios as disclosed in the table below. There are no changes in conditions or events since the most recent notification that management believes have changed the Bank's prompt corrective action category.

The Company's and the Bank's actual capital amounts and ratios are also presented in the table.


                                                                                                  To Be Well
                                                                                              Capitalized Under
                                                                    For Capital               Prompt Corrective
                                          Actual                 Adequacy Purposes            Action Provisions
                                 -----------------------      -----------------------     ------------------------
                                    Amount        Ratio         Amount         Ratio         Amount        Ratio
                                 -----------    --------      -----------   ---------     -----------    ---------
                                                                   (In thousands)
As of December 31, 2003:

Total Capital
   Consolidated..............    $    58,222       11.91%     $    39,114        8.00%    $    48,893        10.00%
   Florida Community
     Bank....................         57,721       11.82           39,061        8.00          48,827        10.00
Tier 1 Capital
   Consolidated..............         52,086       10.65           19,557        4.00          29,336         6.00
   Florida Community
     Bank....................         51,593       10.57           19,531        4.00          29,296         6.00
Tier 1 Leverage
   Consolidated..............         52,086       10.24           20,342        4.00          25,428         5.00
   Florida Community
     Bank....................         51,593       10.14           20,342        4.00          25,428         5.00

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 11 - Regulatory Capital Matters - Continued

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


Note 12 - Stock Option Plans

The Company adopted the 2002 Key Employee Stock Compensation Program under which statutory and non-statutory stock options may be granted to certain key employees to purchase up to 87,440 shares (as adjusted for stock splits) at various prices from $12.50 to $24.00 per share. The options granted provide for these key employees to purchase shares of the Company's $0.01 par value common stock at no less than the market value at the dates of grant. The options granted may be exercised within ten years from the dates of grant subject to vesting requirements.

The following information relates to options outstanding under the plan at December 31, 2003.


                                                                                        Weighted
                                                          Number of                     Average         Number of
                                                           Options     Expiration      Contractual       Options
                                                         Outstanding      Date            Life         Exercisable
                                                       -------------   ----------      -----------     -----------

10/25/01 Options with an Exercise
Price of $12.50......................................          66,240    10/25/11             7.82          39,744
01/17/03 Options with an Exercise
Price of $16.67......................................           7,200    01/17/13             9.05              --
12/22/03 Options with an Exercise
Price of $24.00......................................          14,000    12/22/13             9.98              --
                                                       --------------                                   ----------

Total................................................          87,440                         8.27          39,744
                                                       ==============                                   ==========


                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 12 - Stock Option Plans - Continued

The following table presents the activity in the plan for the years ended December 31, 2003, 2002, and 2001:


                                                2003                       2002                       2001
                                    --------------------------  --------------------------   ----------------------
                                                    Weighted                 Weighted                    Weighted
                                                     Average                     Average                  Average
                                       Shares        Price         Shares        Price        Shares      Price
                                    -------------  ------------ -----------  -------------   --------   -----------
Outstanding at January 1,........          66,240  $      12.50      66,240  $       12.50         --   $     0.00
   Granted.......................          21,200         20.94          --           0.00     66,240        12.50
   Forfeited.....................              --          0.00          --           0.00         --         0.00
   Expired.......................              --          0.00          --           0.00         --         0.00
                                    -------------               -----------                  --------

Outstanding at December 31,......          87,440         14.55      66,240          12.50     66,240        12.50
                                    =============               ===========                  ========

Exercisable at December 31,......          39,744         12.50      22,080          12.50         --         0.00
                                    =============               ===========                  ========

Note 13 - Other Operating Expenses

The major components of other operating expenses included in noninterest expenses at December 31, 2003, 2002 and 2001 are as follows (in thousands):


                                                            2003                  2002                  2001
                                                     ------------------    ------------------    ------------------

   Professional fees..............................   $              263    $              210    $              191
   Promotions and public relations................                  218                   135                   130
   Telephone......................................                  175                   136                   122
   Software maintenance...........................                  164                    70                   120
   Examination and assessment.....................                  154                   139                   106
   Supplies.......................................                  152                   182                   135
   ATM expense....................................                  137                   124                   124
   Postage........................................                  136                   137                    99
   Courier........................................                  113                    95                    71
   Taxes and licenses.............................                   95                   103                   107
   Bank charges...................................                   74                    95                   135
   Employee educational expenses..................                   68                    41                    40
   Director's board and committee fees............                   67                    67                    67
   Dues and subscriptions.........................                   44                    44                    31
   Other .........................................                  231                   226                   144
                                                     ------------------    ------------------    ------------------

                                                     $            2,091    $            1,804    $            1,622
                                                     ==================    ==================    ==================

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 14 - Income Taxes

Federal and state income taxes receivable (payable) as of December 31, 2003 and 2002 included in other assets and other liabilities, respectively, were as follows:


                                                                                  2003                  2002
                                                                           ------------------    ------------------
Current
   Federal.............................................................    $          300,272    $           76,180

   State...............................................................                26,754                13,006

The components of the deferred income tax asset included in other assets as of December 31, 2003 and 2002 are as follows:

                                                                                  2003                  2002
                                                                           ------------------    ------------------

Deferred tax asset:
   Federal.............................................................    $        2,908,651    $        1,773,225
   State...............................................................               484,772               295,537
                                                                           ------------------    ------------------
     Total deferred income tax asset...................................             3,393,423             2,068,762
                                                                           ------------------    ------------------
Deferred tax liability:
   Federal.............................................................              (197,587)              (92,785)
   State...............................................................               (32,931)              (15,464)
                                                                           ------------------    ------------------
     Total deferred income tax liability...............................              (230,518)             (108,249)
                                                                           ------------------    ------------------

Net deferred tax asset.................................................    $        3,162,905    $        1,960,513
                                                                           ==================    ==================


The tax effects of each type of income and expense item that gave rise to deferred taxes are:

                                                                                  2003                  2002
                                                                           ------------------    ------------------
   Depreciation........................................................    $         (230,518)   $         (108,249)
   Allowance for loan losses...........................................             2,560,873             1,906,373
   Directors benefit plan..............................................               132,005               141,163
   Deferred loan fees..................................................               592,723                    --
   Write-down of other real estate owned...............................                96,250                    --
   Officers benefit plan...............................................                11,550                21,226
   Issuance of stock options...........................................                    22                    --
                                                                           ------------------    ------------------

   Net deferred tax asset..............................................    $        3,162,905    $        1,960,513
                                                                           ==================    ==================

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 14 - Income Taxes - Continued

The components of income tax expense for the years ended December 31, 2003, 2002 and 2001 were as follows:

                                                            2003                  2002                  2001
                                                     ------------------    ------------------    ------------------
   Current
     Federal......................................   $        4,962,156    $        4,009,514    $        3,031,351
     State........................................              865,210               690,462               511,042

   Deferred
     Federal......................................             (631,451)             (723,827)             (215,930)
     State........................................             (105,238)             (125,327)              (34,929)
                                                     ------------------    ------------------    ------------------

                                                     $        5,090,677    $        3,850,822    $        3,291,534
                                                     ==================    ==================    ==================


There were no material tax effects of securities transactions for the years ended December 31, 2003, 2002 and 2001.



                                                  2003                     2002                        2001
                                        -----------------------   -----------------------    -----------------------

Federal income tax
   at statutory rates.................  $   4,585,657      34.0%  $    3,491,504     34.0%   $   2,936,835      34.0%
Add (deduct)
   State income tax, net of
     federal tax benefit..............        501,582       3.7          372,989      3.6          314,235       3.6
   Other..............................          3,438       0.0          (13,671)    (0.1)          40,464       0.5
                                        -------------  --------   --------------  -------    -------------  --------

Totals................................  $   5,090,677      37.7%  $    3,850,822     37.5%   $   3,291,534      38.1%
                                        =============  ========   ==============  =======    =============  ========

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 15 - Benefit Plans

During 2003 the Company had three qualified employee benefit plans: 1) a Pension Plan, 2) a Profit Sharing Plan, and an Employee Stock Ownership Plan ("ESOP"). The Plans cover substantially all employees, subject to similar eligibility requirements. The Company contributed 10% of eligible compensation to the Pension Plan annually. The Pension Plan was terminated as of December 31, 2003. The Company's annual contribution to the Profit Sharing Plan is discretionary as determined by the board of directors. For the years ended December 31, 2003, 2002 and 2001, the Company's contributions charged to operations amounted to $433,523, $347,214 and $274,904 for the Pension Plan and $438,163, $362,215 and
$289,170 for the Profit Sharing Plan, respectively. Effective January 1, 2003, the company adopted the ESOP. The company's annual contribution to the ESOP is discretionary as determined by the board of directors. The Company's contribution to the ESOP for 2003 was $438,163.

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

Net pension cost for the Director's Benefit Plan and the Salary Continuation Plan for 2003, 2002 and 2001 included the following components:


                                                            2003                  2002                  2001
                                                     ------------------    ------------------    ------------------

   Service cost...................................   $           27,952    $           23,171    $           20,878
   Interest cost..................................               36,608                39,373                41,439
                                                     ------------------    ------------------    ------------------
     Net periodic pension cost....................   $           64,560    $           62,544    $           62,317
                                                     ==================    ==================    ==================

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 15 - Benefit Plans - Continued

The following table sets forth the accumulated benefit obligation of the Director's Benefit Plan and the Salary Continuation Plan recognized in the Company's statements of financial condition at December 31, 2003 and 2002.


                                                                                  2003                  2002
                                                                           ------------------    ------------------
Present value of benefit obligation:
   Vested..............................................................    $          372,870    $          424,746
   Non-vested..........................................................                    --                    --
                                                                           ------------------    ------------------

Accumulated benefit obligation/pension liability.......................    $          372,870    $          424,746
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

Loan commitments are made to accommodate the financial needs of the Company's customers. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Historically, most loan commitments and standby letters of credit expire unused. The Company's exposure to credit loss in the event of nonperformance by the counter-party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. The Company records a liability for the estimated fair value of standby letters of credit based on the fees charged for these arrangements. At December 31, 2003 and 2002 these recorded liabilities amounted to $46,152 and $49,142, respectively.

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 16 - Commitments and Contingencies - Continued

The total amounts of loan commitments and standby letters of credit are summarized as follows at December 31:


                                                                                         Contract or
                                                                                        Notional Amount
                                                                                  2003                  2002
                                                                           ------------------    ------------------

Loan commitments.......................................................    $       99,186,000    $       94,694,000
Standby letters of credit..............................................             3,810,000             5,852,000
                                                                           ------------------    ------------------

   Total unfunded commitments..........................................    $      102,996,000    $      100,546,000
                                                                           ==================    ==================

Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the adequacy of the Company's allowance for loan losses. The total reserve allocated for unfunded commitments was approximately $185,000 and $374,000 at December 31, 2003 and 2002, respectively


Note 17 - Concentrations of Credit

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

The Company maintains its cash accounts at various commercial banks in the United States. The balances in commercial banks are insured by the FDIC up to $100,000. Total uninsured balances held at correspondent commercial banks amounted to $9,518,961 and $5,967,875 at December 31, 2003 and 2002,
respectively.


Note 18 - Restrictions on Dividends

The Bank is subject to the dividend restrictions set forth by the State Banking Department (Florida). Under such restrictions, the Bank may not, without the prior approval of the State Banking Department, declare dividends in excess of the sum of the current year's earnings plus the retained earnings from the prior two years. For the year ending December 31, 2004, the Bank can declare dividends, without prior regulatory approval, of approximately $12,941,000 plus an additional amount equal to its net profits for 2004.

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 19 - Litigation

While the Company is party to various legal proceedings arising from the ordinary course of business, management believes after consultation with legal counsel that there are no proceedings threatened or pending against the Company that will, individually or in the aggregate, have a material adverse effect on the business or financial condition of the Company.


Note 20 - Leases

The Company leased facilities under non-cancelable operating leases during 2003, 2002 and 2001. The leases provided for renewal options and generally required the Company to pay maintenance, insurance and property taxes. For the years ended December 31, 2003, 2002 and 2001, rental expense for such leases was $175,620, 182,870 and $160,342, respectively. The Company also entered into a sale/leaseback transaction with a related party in January 2001 for a branch facility, future minimum payments under this lease are included in the table below (see also Note 21).

Future minimum lease payments under such non-cancelable operating leases at December 31, 2003, are as follows:


     Year Ending December 31,
                  2004.......................................................................    $          169,176
                  2005.......................................................................               169,401
                  2006.......................................................................               171,948
                  2007.......................................................................               175,954
                  2008.......................................................................               180,061
                  Thereafter.................................................................             2,346,362
                                                                                                 ------------------
     Total minimum lease payments............................................................    $        3,212,902
                                                                                                 ==================


Note 21 - Related Party Transactions

Loans: Certain directors, executive officers and principal shareholders, including their immediate families and associates were loan customers of the Company during 2003 and 2002. Such loans are made in the ordinary course of business at normal credit terms, including interest rates and collateral and do not represent more than a normal risk of collection. A summary of activity and amounts outstanding are as follows:


                                                                                  2003                  2002
                                                                           ------------------    ------------------

Balance at Beginning of Year...........................................    $        8,446,838    $        9,525,429
New loans..............................................................             4,363,704             7,166,439
Repayments.............................................................            (6,556,044)           (8,245,030)
                                                                           ------------------    ------------------

Balance at End of Year.................................................    $        6,254,498    $        8,446,838
                                                                           ==================    ==================

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 21 - Related Party Transactions - Continued

Deposits: Deposits held from related parties were $13,855,659 and $9,446,535 at December 31, 2003 and 2002, respectively.

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

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 22 - Fair Value of Financial Instruments - Continued

Commitments to Extend Credit, Standby Letters of Credit, and Financial Guarantees Written: The fair value of commitments, letters of credit, and financial guarantees is estimated to be approximately the fees charged for these arrangements.

The estimated fair values of the Company's financial instruments as of December 31, 2003 and 2002 are as follows:


                                                             2003                               2002
                                               ---------------------------------  ---------------------------------
                                                  Carrying            Fair           Carrying            Fair
                                                   Amount             Value            Amount            Value
                                               ---------------  ----------------  ---------------  ----------------
                                                        (in thousands)                     (in thousands)
Financial Assets
   Cash and short-term investments..........   $        30,520  $         30,520  $        58,835  $         58,835
   Securities...............................            38,938            38,481           36,524            37,305
   Loans....................................           437,593           441,604          416,415           418,079
   Accrued interest receivable..............             2,709             2,709            2,904             2,904
                                               ---------------  ----------------  ---------------  ----------------
     Total Financial Assets.................   $       509,760  $        513,314  $       514,678  $        517,123
                                               ===============  ================  ===============  ================

Financial Liabilities
   Deposits.................................   $       423,284  $        423,666  $       423,935  $        424,121
   Short-term borrowings....................             7,500             7,500               --                --
   Long-term debt...........................            50,332            50,332           60,349            60,349
   Accrued interest payable.................               859               859            1,867             1,867
                                               ---------------  ----------------  ---------------  ----------------
     Total Financial Liabilities............   $       481,975  $        482,357  $       486,151  $        486,337
                                               ===============  ================  ===============  ================

Financial Instruments
   Commitments to extend credit.............   $        99,186  $            992  $        94,694  $            947
   Standby letters of credit................             3,810                46            5,852                49
                                               ---------------  ----------------  ---------------  ----------------
     Total Unrecognized Financial
       Instruments..........................   $       102,996  $          1,038  $       100,546  $            996
                                               ===============  ================  ===============  ================

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 23 - Condensed Parent Company Information


Statement of Financial Condition


                                                                                  2003                  2002
                                                                           ------------------    ------------------
Assets
   Cash and due from banks.............................................    $          291,212    $          104,942
   Federal funds sold..................................................                    --               100,000
   Securities available-for-sale.......................................               810,000               310,000
   Investment in subsidiaries (equity method) -
     eliminated upon consolidation.....................................            51,592,894            44,195,191
   Other assets........................................................               226,996                63,667
                                                                           ------------------    ------------------

       Total Assets....................................................    $       52,921,102    $       44,773,800
                                                                           ==================    ==================

Liabilities and Shareholders' Equity

Liabilities
   Guaranteed preferred beneficial interest in the Company's
     subordinated debentures...........................................    $       10,310,000    $       10,310,000
   Other debt..........................................................               500,000                    --
   Other liabilities...................................................                25,333                    --
                                                                           ------------------    ------------------
       Total Liabilities...............................................            10,835,333            10,310,000

       Total Shareholders' Equity......................................            42,085,769            34,463,800
                                                                           ------------------    ------------------
       Total Liabilities and Shareholders' Equity......................    $       52,921,102    $       44,773,800
                                                                           ==================    ==================




             [The remainder of this page intentionally left blank.]

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 23 - Condensed Parent Company Information - Continued


Statement of Income

                                                                                  2003                  2002
                                                                           ------------------    ------------------
Income
   From subsidiaries - eliminated upon consolidation
     Dividends.........................................................    $        1,119,270    $        1,405,510
     Interest..........................................................                   333                 1,261
                                                                           ------------------    ------------------
       Total Income....................................................             1,119,603             1,406,771
                                                                           ------------------    ------------------

Expenses
   Salaries and employee benefits......................................                18,353                14,706
   Interest............................................................               524,681               306,752
   Other expenses......................................................               133,407                58,329
                                                                           ------------------    ------------------
       Total Expenses..................................................               676,441               379,787
                                                                           ------------------    ------------------

Income before income taxes and equity in
   undistributed earnings of subsidiaries..............................               443,162             1,026,984
Income tax benefit.....................................................               245,684               144,786
                                                                           ------------------    ------------------

Income before equity in undistributed
   earnings of subsidiaries............................................               688,846             1,171,770
Equity in undistributed earnings of subsidiaries.......................             7,707,703             5,246,536
                                                                           ------------------    ------------------

       Net Income......................................................    $        8,396,549    $        6,418,306
                                                                           ==================    ==================



             [The remainder of this page intentionally left blank.]

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 23 - Condensed Parent Company Information - Continued


Statement of Cash Flows


                                                                                  2003                  2002
                                                                           ------------------    ------------------
Operating Activities
   Net income..........................................................    $        8,396,549    $        6,418,306
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Equity in undistributed income of subsidiaries....................            (7,707,703)           (5,246,536)
     Other.............................................................               172,026               (93,855)
                                                                           ------------------    ------------------
       Net Cash Provided By Operating Activities.......................               860,872             1,077,915
                                                                           ------------------    ------------------

Investing Activities
Investment in equity securities........................................              (500,000)             (310,000)
Investment in subsidiaries.............................................                    --            (9,500,000)
                                                                           ------------------    ------------------
       Net Cash Used In Investing Activities...........................              (500,000)           (9,810,000)
                                                                           ------------------    ------------------

Financing Activities
   Issuance of subordinated debentures, net of issuance costs..........                    --            10,030,188
   Issuance of short-term borrowings...................................               500,000                    --
   Costs associated with the issuance of options.......................                 6,227                    --
   Cash dividends......................................................              (780,829)           (1,093,161)
                                                                           ------------------    ------------------
       Net Cash Provided By (Used In) Financing Activities.............              (274,602)            8,937,027
                                                                           ------------------    ------------------

Net Increase In Cash and Cash Equivalents..............................                86,270               204,942

Cash and Cash Equivalents at Beginning of Year.........................               204,942                    --
                                                                           ------------------    ------------------

Cash and Cash Equivalents at End of Year...............................    $          291,212    $          204,942
                                                                           ==================    ==================

Cash Paid During the Year For:
   Interest............................................................    $          524,681    $          306,752


                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 24 - Quarterly Results of Operations (Unaudited)

Selected quarterly results of operations for the four quarters ended December 31 are as follows:


                                          First          Second          Third         Fourth
                                         Quarter         Quarter        Quarter        Quarter           Total
                                      -------------  -------------   -------------  -------------  ----------------
                                                                    (In Thousands)
2003:
Total interest income..............   $       8,304  $       8,447   $       8,502  $       8,267  $         33,520
Total interest expense.............           2,818          2,737           2,381          2,145            10,081
Provision for loan losses..........             300            300             700            400             1,700
Net interest income after
   provision for loan losses.......           5,186          5,410           5,421          5,722            21,739
Other noninterest income...........             626            666             663            773             2,728
Other noninterest expense..........           2,557          2,647           2,934          2,842            10,980
Income tax expense.................           1,226          1,302           1,185          1,377             5,090
Net income.........................           2,029          2,127           1,965          2,276             8,397
Per common share
   Basic earnings..................            0.54           0.57            0.52           0.61              2.24
   Diluted earnings................            0.54           0.56            0.52           0.60              2.22

2002:
Total interest income..............   $       7,004  $       7,653   $       8,228  $       8,381  $         31,266
Total interest expense.............           2,808          2,914           2,951          3,114            11,787
Provision for loan losses..........             330            280           1,100            800             2,510
Net interest income after
   provision for loan losses.......           3,866          4,459           4,177          4,467            16,969
Investment securities gains........              36             --              --             --                36
Other noninterest income...........             611            528             525            620             2,284
Other noninterest expense..........           2,123          2,242           2,312          2,343             9,020
Income tax expense.................             898          1,024             902          1,027             3,851
Net income.........................           1,492          1,721           1,488          1,717             6,418
Per common share
   Basic earnings..................            0.40           0.46            0.40           0.45              1.71
   Diluted earnings................            0.40           0.46            0.40           0.44              1.70

2001:
Total interest income..............   $       6,921  $       7,449   $       6,851  $       6,682  $         27,903
Total interest expense.............           3,181          3,085           2,931          2,821            12,018
Provision for loan losses..........             150            150             150            270               720
Net interest income after
   provision for loan losses.......           3,590          4,214           3,770          3,591            15,165
Other noninterest income...........             387            416             326            570             1,699
Other noninterest expense..........           2,026          2,135           2,112          1,953             8,226
Income tax expense.................             724            933             798            837             3,292
Net income.........................           1,227          1,562           1,186          1,371             5,346
Per common share
   Basic earnings..................            0.33           0.42            0.32           0.36              1.43
   Diluted earnings................            0.33           0.42            0.32           0.36              1.43


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

              None.


ITEM 9A.      CONTROLS AND PROCEDURES

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



              [The remainder of this page intentionally left blank]

                                    PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information appearing under the headings "ELECTION OF DIRECTORS," "BOARD OF DIRECTORS" and "COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934" on pages 3 to 6 and 11 in the Proxy Statement (the "2003 Proxy Statement") relating to the annual meeting of shareholders of the Company, scheduled to be held on April 22, 2004, is incorporated herein by reference. On March 3, 2003, the Company adopted a Code of Ethic applicable to Chief Financial Officer and its Chief Executive Officer.


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


ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

     During 2003, the Company's independent public auditors were Schauer Taylor Cox Vise, Morgan & Fowler, PC ("Schauer Taylor"). In 2002 and 2003, Schauer Taylor billed the Company for the following fees.

     Audit Fees The aggregate fees billed for professional services by Schauer Taylor, in connection with the audit of the annual financial statements and the reviews of the financial statements included in the Company's quarterly filings with the Securities and Exchange Commission for the fiscal years ended December 31, 2002, and December 31, 2003, were $68,695 and $75,200, respectively.

     Audit-Related Fees: In 2002 and 2003, Schauer Taylor also billed the Company $48,160 and $50,500, respectively for fees reasonably related to the performance of its audit and reviews of financial statements. Such fees included reviews of filings with the Securities and Exchange Commission, Information Systems examinations and Federal Home Loan Bank collateral audits.

     Tax Fees: In 2002 and 2003, Schauer Taylor also billed the Company $15,220 and $12,800, respectively for tax compliance and advice, including the preparation of the Company's corporate tax returns, and quarterly tax accruals.

     All Other Fees. In addition to those fees described above, Schauer Taylor also billed the Company $3,325 and $8,730 in 2002 and 2003, respectively. Such fees were for assistance in filing reports with the Securities and Exchange Commission.

     In all instances, Schauer Taylor's performance of those services was pre-approved by the Company's Audit Committee.


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

     11   Statement re: computation of earnings per common share                                            74

     12   Statement re: computation of ratios                                                               74

     14 Code of Ethics (included as Exhibit 99.1 to the Company's Form 8-K filed on March 3, 2003, and incorporated herein by reference.)

     21   Subsidiaries of the Registrant                                                                    75

     24   Power of Attorney                                                                                 80

     31.1 Chief Executive Officer - Certification of principal executive officer
          pursuant to the Exchange Act Rule 13(a) - 14(a) or 15(d) - 14(a).                                 76

     31.1 Chief Financial Officer - Certification of principal financial officer
          pursuant to the Exchange Act Rule 13(a) - 14(a) or 15(d) - 14(a).                                 77

     32.1 Chief Executive Officer - Certification  pursuant to 18 U.S.C. Section
          1350, as adopted pursuant to Section 906 of the  Sarbanes-Oxley Act of
          2002                                                                                              78

     32.2 Chief Financial Officer - Certification  pursuant to 18 U.S.C. Section
          1350, as adopted pursuant to Section 906 of the  Sarbanes-Oxley Act of
          2002                                                                                              78

     (b)  Reports on Form 8-K

          On October 22, 2003, Florida Community Banks, Inc. filed a current report on Form 8-K in which it furnished a press release announcing its financial results for the nine-month period ended September 30, 2003, as well as a $.25 per share dividend payable November 17, 2003 and a 1.2 for 1 stock split on December 1, 2003 for all shareholders of record on November 3, 2003, pursuant to Item 12 - Disclosure of
          Results of Operations and Financial Condition in accordance with Guidelines issued by the Securities and Exchange Commission in Release
          33-8216. A copy of the press release, dated October 22, 2003, was attached as an exhibit to the current report on Form 8-K.

EXHIBIT 11 - STATEMENTS RE: COMPUTATION OF PER SHARE EARNINGS

                          Florida Community Banks, Inc.
                   Computation of Net Income Per Common Share

The following tabulation presents the calculation of basic and diluted earnings per common share for the years ended December 31, 2003, 2002 and 2001.


                                                                        2003               2002             2001
                                                                 ----------------   ---------------    ---------------
Basic Earnings Per Share:
   Net income................................................    $      8,396,549   $     6,418,306    $     5,346,217
                                                                 ================   ===============    ===============

   Earnings on common shares.................................    $      8,396,549   $     6,418,306    $     5,346,217
                                                                 ================   ===============    ===============

   Weighted average common shares outstanding - basic........           3,747,641         3,747,641          3,747,641
                                                                 ================   ===============    ===============

   Weighted average common shares outstanding - diluted......           3,776,511         3,768,188          3,751,155
                                                                 ================   ===============    ===============

   Basic earnings per common share...........................    $          2.24    $          1.71    $          1.43
                                                                 ===============    ===============    ===============

   Diluted earnings per common share.........................    $          2.22    $          1.70    $          1.43
                                                                 ===============    ===============    ===============


Exhibit 12 - Statements Re: Computation of Ratios

                          Florida Community Banks, Inc.
                Computation of Ratio of Earnings to Fixed Charges


                                                                               Year Ended December 31,
                                                                  -------------------------------------------------
                                                                       2003             2002              2001
                                                                  --------------    -------------    --------------
                                                                               (Dollars in thousands)

Pretax income.................................................    $       13,487    $      10,269    $        8,638
Add fixed charges:
   Interest on deposits.......................................             7,924           10,032            10,909
   Interest on borrowings.....................................             1,604            1,300               999
   Portion of rental expense representing interest expense....                60               62                54
                                                                  --------------    -------------    --------------
     Total fixed charges......................................             9,588           11,394            11,962
                                                                  --------------    -------------    --------------

Income before fixed charges...................................    $       23,075    $      21,663    $       20,600
                                                                  ==============    =============    ==============

Pretax income.................................................    $       13,487    $      10,269    $        8,638
Add fixed charges (excluding interest on deposits):
   Interest on borrowings.....................................             1,604            1,300               999
   Portion of rental expense representing interest expense....                60               62                54
                                                                  --------------    -------------    --------------
     Total fixed charges......................................             1,664            1,362             1,053
                                                                  --------------    -------------    --------------

Income before fixed charges (excluding interest on
   deposits)..................................................    $       15,151    $      11,631    $        9,691
                                                                  ==============    =============    ==============

Ratio of Earnings to Fixed Charges
   Including interest on deposits.............................             2.41              1.90              1.72
   Excluding interest on deposits.............................             9.11              8.54              9.20

Exhibit 21 - SUBSIDIARIES OF THE REGISTRANT




Subsidiaries - Direct/Wholly-owned                                               State of Incorporation
----------------------------------                                               ----------------------
Florida Community Bank                                                                Florida

FCBI Capital Trust I                                                                  Delaware

EXIHIBIT 31.1

                    CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER

I, Stephen L. Price, certify that:

1. I have reviewed this annual report on Form 10-K of Florida Community Banks, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth quarter that has materially affected or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  March 22, 2004

                     By:   /s/  Stephen L. Price
                        --------------------------------------------------------
                        Stephen L. Price, President, Chief Executive Officer and Chairman of the Board of Directors

EXIHIBIT 31.2

                    CERTIFICATIONS OF CHIEF FINANCIAL OFFICER

I, Thomas V. Ogletree, certify that:

1. I have reviewed this annual report on Form 10-K of Florida Community Banks, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth quarter that has materially affected or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  March 22, 2004

                     By:   /s/  Thomas V. Ogletree
                        --------------------------------------------------------
                        Thomas V. Ogletree
                        Chief Financial Officer

EXHIBIT 32.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with Florida Community Banks, Inc.'s ("Company") Annual Report on Form 10-K for the period ended December 31, 2003 ("Report"), each of the undersigned certify that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





Date:   March 22, 2004                  By:   /s/ Stephen L. Price
                                           -------------------------------------
                                           Stephen L. Price
                                           President and Chief Executive Officer



EXHIBIT 32.2

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with Florida Community Banks, Inc.'s ("Company") Annual Report on Form 10-K for the period ended December 31, 2003 ("Report"), each of the undersigned certify that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





Date:   March 22, 2004                  By:   /s/ Thomas V. Ogletree
                                           -------------------------------------
                                           Thomas V. Ogletree
                                           Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    FLORIDA COMMUNITY BANKS INC.

Date:  March 22, 2004                    By:    /s/ Stephen L. Price
                                            ------------------------------------
                                            Stephen L. Price
                                            Chairman and Chief Executive Officer


Date:  March 22, 2004                    By:    /s/ Thomas V. Ogletree
                                            ------------------------------------
                                            Thomas V. Ogletree
                                            Chief Financial Officer

Exhibit 24 - POWER OF ATTORNEY

                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen L. Price and Thomas V. Ogletree and each of them, his true and lawful attorney-in-fact, as agent with full power of substitution and re-substitution for him and in his name, place and stead, in any and all capacity, to sign any or all amendments to this Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Federal Deposit Insurance Corporation, granting unto said attorney-in-fact and agents in full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as they might or could be in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.


                Directors                                                                      Date
----------------------------------------                                                  --------------

/s/ Beauford E. Davidson                                                                  March 22, 2004
----------------------------------------
Beauford E. Davidson


/s/ Patrick B. Langford                                                                   March 22, 2004
----------------------------------------
Patrick B. Langford


/s/ Lewis J. Nobles, Jr.                                                                  March 22, 2004
----------------------------------------
Lewis J. Nobles, Jr.


/s/ Jon R. Olliff                                                                         March 22, 2004
----------------------------------------
Jon R. Olliff


/s/ James O'Quinn                                                                         March 22, 2004
----------------------------------------
James O'Quinn


/s/ Stephen L. Price                                                                      March 22, 2004
----------------------------------------
Stephen L. Price


/s/ Bernard T. Rasmussen                                                                  March 22, 2004
----------------------------------------
Bernard T. Rasmussen


/s/ R. A. Roberts                                                                         March 22, 2004
----------------------------------------
R. A. Roberts


/s/ Daniel G. Rosbough                                                                    March 22, 2004
----------------------------------------
Daniel G. Rosbough


/s/ James E. Williams, Jr.                                                                March 22, 2004
----------------------------------------
James E. Williams, Jr.
