Form 10-Q
period 2004-03-31
FLORIDA COMMUNITY BANKS INC
filed 2004-05-14
CIK 1170902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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


                                    No Change
 ------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X     No
                                    -------    ------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):

                                 Yes         No   X
                                    -------    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $0.01 par                 Outstanding at April 23, 2004: 3,766,384

                                    Form 10-Q

                          FLORIDA COMMUNITY BANKS, INC.

                                 March 31, 2004


                                TABLE OF CONTENTS

                                                                                                           Page No.
Part 1 - Financial Information

  Item 1 - Consolidated Financial Statements (Unaudited)

           Consolidated Statements of Financial Condition as of March 31, 2004
              and December 31, 2003.......................................................................     3

           Consolidated Statements of Income For The Three Months Ended
              March 31, 2004 and 2003.....................................................................     4

           Consolidated Statement of Shareholders' Equity For The Three Months
              Ended March 31, 2004........................................................................     5

           Consolidated Statements of Cash Flows For The Three Months
              Ended March 31, 2004 and 2003...............................................................     6

           Notes to Consolidated Financial Statements.....................................................     7

  Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................................................    12

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk.....................................    18

  Item 4 - Controls and Procedures........................................................................    19

Part 2 - Other Information

  Item 1 - Legal Proceedings..............................................................................    20

  Item 6 - Exhibits and Reports on Form 8-K...............................................................    20

Signatures

Certifications of Periodic Financial Reports

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                          FLORIDA COMMUNITY BANKS, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                March 31, 2004 (Unaudited) and December 31, 2003

                                                                                    March 31,
                                                                                      2004           December 31,
                                                                                   (Unaudited)           2003
Assets                                                                          ----------------  -----------------
   Cash and due from banks...................................................   $     18,372,887  $      15,897,716
   Federal funds sold........................................................         37,611,000         13,765,000
   Interest-bearing deposits with banks......................................          1,301,263            857,133
                                                                                ----------------  -----------------
       Cash and Cash Equivalents.............................................         57,285,150         30,519,849

Securities available for sale................................................          3,184,977          3,184,977
Securities held-to-maturity, fair value of $34,595,201 and $35,296,326.......         34,413,189         35,752,905

Loans, net of unearned income................................................        453,588,703        437,592,827
Allowance for loan losses....................................................         (8,419,086)        (8,066,817)
                                                                                ----------------  -----------------
       Net Loans.............................................................        445,169,617        429,526,010

Premises and equipment, net..................................................         12,693,823         12,767,507
Accrued interest.............................................................          2,769,580          2,709,102
Foreclosed real estate.......................................................          5,617,081          6,121,833
Deferred taxes, net..........................................................          3,322,365          3,162,883
Other assets.................................................................          1,589,322          1,762,640
                                                                                ----------------  -----------------

       Total Assets..........................................................   $    566,045,104  $     525,507,706
                                                                                ================  =================

Liabilities and Shareholders' Equity

Liabilities

Deposits
   Noninterest-bearing.......................................................   $     84,731,202  $      78,296,949
   Interest-bearing..........................................................        381,891,734        344,987,453
                                                                                ----------------  -----------------
       Total Deposits........................................................        466,622,936        423,284,402

Notes payable................................................................             20,456             21,698
Short-term borrowings........................................................            250,000          7,500,000
Federal Home Loan Bank advances..............................................         40,000,000         40,000,000
Subordinated debentures......................................................         10,310,000         10,310,000
Deferred compensation........................................................            358,685            372,870
Accrued interest.............................................................            978,275            858,783
Other liabilities............................................................          2,166,098          1,074,184
                                                                                ----------------  -----------------
       Total Liabilities.....................................................        520,706,450        483,421,937

Shareholders' Equity

     Common  stock - par value $.01 per  share,  10,000,000  shares  authorized,
     3,766,384  shares issued and  outstanding  at at March 31, 2004;  3,747,641 shares issued and outstanding
     at December 31, 2003....................................................             37,664             37,476
   Paid-in capital...........................................................         17,147,377         16,680,061
   Retained earnings.........................................................         28,153,613         25,368,232
                                                                                ----------------  -----------------
       Total Shareholders' Equity............................................         45,338,654         42,085,769
                                                                                ----------------  -----------------

Total Liabilities and Shareholders' Equity...................................   $    566,045,104  $     525,507,706
                                                                                ================  =================

               See notes to the consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                   Three months Ended March 31, 2004 and 2003
                                   (Unaudited)


                                                                                           Three Months
                                                                                          Ended March 31,
                                                                                -----------------------------------
                                                                                      2004               2003
                                                                                ----------------  -----------------
Interest Income
   Interest and fees on loans................................................   $      8,649,618  $       7,844,759
   Interest and dividends
     Taxable securities......................................................            325,270            380,284
   Interest on federal funds sold and other interest income..................             82,570             78,991
                                                                                ----------------  -----------------
     Total Interest Income...................................................          9,057,458          8,304,034
                                                                                ----------------  -----------------

Interest Expense
   Interest on deposits......................................................          1,657,267          2,266,256
   Interest on borrowed funds................................................            514,324            552,007
                                                                                ----------------  -----------------
     Total Interest Expense..................................................          2,171,591          2,818,263
                                                                                ----------------  -----------------

Net Interest Income..........................................................          6,885,867          5,485,771

Provision for loan losses....................................................            300,000            300,000
                                                                                ----------------  -----------------

Net Interest Income After Provision for Loan Losses..........................          6,585,867          5,158,771

Noninterest Income
   Customer service fees.....................................................            488,064            422,632
   Insurance commissions.....................................................              3,368              2,325
   Other noninterest income..................................................            235,569            201,525
                                                                                ----------------  -----------------
       Total Noninterest Income..............................................            727,001            626,482
                                                                                ----------------  -----------------

Noninterest Expenses
   Salaries and employee benefits............................................          1,867,841          1,657,967
   Occupancy and equipment expense...........................................            432,826            368,146
   Other noninterest expenses................................................            547,131            531,119
                                                                                ----------------  -----------------
       Total Noninterest Expenses............................................          2,847,798          2,557,232
                                                                                ----------------  -----------------

Income before income taxes...................................................          4,465,070          3,255,021
Provision for income tax expense.............................................          1,679,690          1,226,341
                                                                                ----------------  -----------------

Net Income...................................................................   $      2,785,380  $       2,028,680
                                                                                ================  =================

Weighted Average Common Shares Outstanding - Basic...........................          3,756,086          3,747,641
Weighted Average Common Shares Outstanding - Diluted.........................          3,791,733          3,775,146

Basic Earnings Per Common Share..............................................   $           0.74  $            0.54
Diluted Earnings Per Common Share............................................               0.73               0.54

               See notes to the consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                        Three months Ended March 31, 2004
                                   (Unaudited)




                                                 Common            Paid-in          Retained
                                                  Stock            Capital          Earnings             Total
                                               ------------    -------------     --------------    ----------------

Balance at December 31, 2003..............     $      37,476   $   16,680,061    $   25,368,232    $     42,085,769

Issuance of common stock..................               188          465,014                --             465,202

Issuance of stock options.................                --            2,303                --               2,303

Net income - Three months ended
   March 31, 2004.........................                --               --         2,785,380           2,785,380
                                               -------------   --------------    --------------    ----------------

Balance at March 31, 2004.................     $      37,664   $   17,147,378    $   28,153,612    $     45,338,654
                                               =============   ==============    ==============    ================

               See notes to the consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three months Ended March 31, 2004 and 2003
                                   (Unaudited)


                                                                                           Three Months
                                                                                          Ended March 31,
                                                                                -----------------------------------
                                                                                      2004               2003
                                                                                ----------------  -----------------

Operating Activities
   Net Income................................................................   $      2,785,380  $       2,028,680
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Provision for loan losses.............................................            300,000            300,000
       Depreciation, amortization, and accretion, net........................            226,417            119,672
       (Increase) decrease in accrued interest receivable....................            (60,478)           121,758
       Increase (decrease) in accrued interest payable.......................            119,492           (479,128)
       Other, net............................................................          1,089,984           (170,718)
                                                                                ----------------  -----------------
       Net Cash Provided By Operating Activities.............................          4,460,795          1,920,264
                                                                                ----------------  -----------------

Investing Activities
   Net decrease in held-to-maturity securities...............................          1,339,716          4,790,349
   Loans made to customers, net of repayments................................        (15,995,876)        (3,977,784)
   Proceeds from sale of other real estate owned.............................            504,752                 --
   Purchase of fixed assets..................................................            (96,580)          (960,272)
                                                                                ----------------  -----------------
       Net Cash Used In Investing Activities.................................        (14,247,988)          (147,707)
                                                                                ----------------  -----------------

Financing Activities
   Net increase in noninterest-bearing deposits..............................          6,434,253         19,809,810
   Net increase (decrease) in interest-bearing deposits......................         36,904,281        (26,324,301)
   Sale of common stock......................................................            465,202                 --
   Net decrease in borrowings................................................         (7,251,242)            (6,071)
                                                                                ----------------  -----------------
       Net Cash Provided By (Used In) Financing Activities...................         36,552,494         (6,520,562)
                                                                                ----------------  -----------------

Net Increase (Decrease) in Cash and Cash Equivalents.........................         26,765,301         (4,748,005)

Cash and Cash Equivalents at Beginning of Period.............................         30,519,849         58,834,665
                                                                                ----------------  -----------------

Cash and Cash Equivalents at End of Period...................................   $     57,285,150  $      54,086,660
                                                                                ================  =================

               See notes to the consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2004


Note A - Basis of Presentation

Florida Community Banks, Inc. ("FCBI" or the "Company") is a bank holding company, which owns all of the common stock of Florida Community Bank ("Bank" or "FCB") and a special purpose business trust organized to issue Trust Preferred Securities. The special purpose business trust is not consolidated in the financial statements that are included elsewhere herein. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The statement of financial condition at December 31, 2003, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto for Florida Community Banks, Inc. for the year ended December 31, 2003, included in Form 10-K filed in March 2004.


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

                          FLORIDA COMMUNITY BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2004

Note C - Income Taxes

The effective tax rates of approximately 37.6% and 37.7% for the three months ended March 31, 2004 and 2003, respectively, are more than the Federal statutory tax rate for corporations principally because of the effect of state income taxes, net of federal tax benefit.


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

At March 31, 2004, the Bank had no net unrealized gains/losses in available-for-sale securities, which are reflected in the presented assets and resulted in no change in shareholders' equity. There were no trading securities.


Note E - Shareholders' Equity

In December 2003, the Company declared a stock split of 1.2 shares for each of the Company's outstanding shares of common stock. This effect of this stock split has been retroactively reflected in the financial statements. All references to weighted average shares outstanding and per share amounts included in the accompanying financial statements and notes reflect the stock split and its retroactive effects.


Note F - Segment Information

All of the Company's offices offer similar products and services, are located in the same geographic region, and serve the same customer segments of the market. As a result, management considers all units as one operating segment and therefore feels that the basic financial statements and related footnotes provide details related to segment reporting.



              [The remainder of this page intentionally left blank]

                          FLORIDA COMMUNITY BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2004


Note G - Stock-Based Compensation

The Company adopted the 2002 Key Employee Stock Compensation Program under which statutory and non-statutory stock options may be granted to certain key employees to purchase up to 87,440 shares (as adjusted for stock splits) at various prices from $12.50 to $24.00 per share. The options granted provide for these key employees to purchase shares of the Company's $0.01 par value common stock at no less than the market value at the dates of grant. The options granted may be exercised within ten years from the dates of grant subject to vesting requirements. Prior to 2003, the Company accounted for this plan under the recognition and measurement provisions of APB No. 25, Accounting for Stock Issued to Employees, and the related Interpretations. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as provided by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 allows for a prospective method of adoption of SFAS 123, whereas, the Company can prospectively account for the current expense of options granted during 2003 and thereafter. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unearned awards in each period.


                                                                                             Three Months
                                                                                            Ended March 31
                                                                                    -------------------------------
                                                                                        2004              2003
                                                                                    -------------    --------------
Net Income, as reported.........................................................    $   2,785,380    $    2,028,680

Add: Stock-based compensation expense included in net income,
   net of related taxes.........................................................            2,358             1,264

Deduct: Total stock-based employee compensation expense
   determined under the fair value method for all awards,
   net of related taxes.........................................................          (4,563)            (5,362)
                                                                                    ------------     --------------

Pro Forma Net Income............................................................    $   2,783,175    $    2,024,582
                                                                                    =============    ==============

Basic Earnings per Common Share
   As reported..................................................................    $        0.74    $        0.54
                                                                                    =============    =============
   Pro Forma....................................................................    $        0.74    $        0.54
                                                                                    =============    =============

Diluted Earnings per Common Share
   As reported..................................................................    $        0.73    $        0.54
                                                                                    =============    =============
   Pro Forma....................................................................    $        0.73    $        0.54
                                                                                    =============    =============

                          FLORIDA COMMUNITY BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2004


Note G - Stock-Based Compensation - continued

The following information relates to options outstanding under the plan at March 31, 2004.

                                                                                         Weighted
                                                          Number of                       Average        Number of
                                                           Options      Expiration      Contractual       Options
                                                         Outstanding       Date            Life         Exercisable
                                                       -------------    ----------     ------------     ------------

10/25/01 Options with an Exercise
Price of $12.50......................................          66,240    10/25/11           7.57             39,744

01/17/03 Options with an Exercise
Price of $16.67......................................           7,200    01/17/13           8.81              2,880

12/22/03 Options with an Exercise
Price of $24.00......................................          14,000    12/22/13           9.73                 --
                                                       --------------                                   -----------

Total................................................          87,440                       8.01             42,624
                                                       ==============                                   ===========

The following table presents the activity in the plan for the three months ended March 31, 2004 and 2003:

                                                                         Three Months Ended March 31,
                                                       ------------------------------------------------------------
                                                                    2004                          2003
                                                       -----------------------------  -----------------------------
                                                          Weighted                       Weighted
                                                           Average                        Average
                                                           Shares         Price           Shares         Price
                                                       --------------  -------------  -------------  --------------

Outstanding at January 1,............................          87,440  $       14.68         66,240  $        12.50
Granted..............................................              --           0.00          7,200           16.67
Forfeited............................................              --           0.00             --            0.00
Expired..............................................              --           0.00             --            0.00
                                                       --------------                 -------------

Outstanding at March 31,.............................          87,440          14.68         73,440           12.91
                                                       ==============                 =============

Exercisable at March 31,.............................          42,624          12.78         26,496           12.50

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

                          FLORIDA COMMUNITY BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2004

The following represents the Company's commitments to extend credit and standby letters of credit as of March 31, 2004 and December 31, 2003:


                                                                                    March 31,        December 31,
                                                                                ----------------  -----------------
                                                                                      2004               2003
                                                                                ----------------  -----------------
Commitments to extend credit.................................................   $    121,240,000  $      99,186,000

Standby and commercial letters of credit.....................................          4,488,000          3,810,000
                                                                                ----------------  -----------------

Total commitments and contingencies..........................................   $    125,728,000  $     102,996,000
                                                                                ================  =================


Note I - Subsequent Events

On April 22, 2004 the Board of Directors declared a dividend payable on June 1, 2004, of $0.25 per share, to all shareholders of record as of May 20, 2004.


              [The remainder of this page intentionally left blank]

                          FLORIDA COMMUNITY BANKS, INC.

                                 March 31, 2004



Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to assist an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the consolidated financial statements and related notes appearing in Item 1 of the March 31, 2004, Form 10-Q, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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


FINANCIAL CONDITION

March 31, 2004 compared to December 31, 2003

The Bank continued its operations concentrating in the origination of loans in southwestern Florida. As discussed more fully below, the most significant change in earning assets was represented by loan growth during the first quarter of 2004. No significant changes in operating goals or policies occurred during the first quarter of 2004.

                          FLORIDA COMMUNITY BANKS, INC.

                                 March 31, 2004

Loans

Loans comprised the largest single category of the Bank's earning assets on March 31, 2004. Loans, net of unearned income and reserve for loan losses, totaled 81.1% of total assets at March 31, 2004, compared to 83.3% of total assets at December 31, 2003. During the quarter, loans increased approximately $16 million, a significant increase in the growth rate that the Company has experienced over the past two years. The Company originated approximately $95 million in loans or lines of credit during the first quarter of 2004. In contrast, during the first quarter of 2003, the Company originated approximately $42 million in loans or lines of credit. The higher loan origination activity occurred because loan demand increased in the Company's primary market area, likely stimulated by lower level of interest rates on loans. Should interest rates increase in future periods, loan demand may slow.

Investment Securities and Other Earning Assets

The investment securities portfolio is used to provide a source of liquidity, to serve as collateral for borrowings and to secure certain government deposits. Federal funds sold are the most liquid earning asset and is used to manage the daily cash position of the Bank. Investment securities and other short-term investments increased $24.3 million during the first quarter of 2004 as certificates of deposits increased $24.6 million, with more modest increases in other deposit categories.

Asset Quality

From December 31, 2003 to March 31, 2004, the Bank's asset quality remained satisfactory as measured by three key ratios. The ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) improved from 47.0% to 105.9%. The percentage of nonperforming assets to total assets improved from 3.27% to 1.40%, and the percentage of nonperforming loans to total loans improved from 3.93% to 1.75%. These ratios were affected by a $9.2 million decrease in nonperforming loans during the first quarter of 2004. During the past three months, nonperforming loans have decreased significantly, due primarily to principal and interest payments on nonperforming loans made by borrowers from the proceeds of collateral sales. In response to the decrease in nonperforming loans, the allowance for loan losses was not increased significantly. As a percent of loans the allowance was 1.84% at December 31, 2003, and 1.86% at March 31, 2004.

During the first quarter of 2004, recoveries on loans previously charged-off exceeded the amount of loans charged-off by $52 thousand.

Deposits

Total deposits of $466.6 million at March 31, 2004, represented an increase of $43.3 million (10.2%) from total deposits of $423.3 million at year-end 2003. The increase was attributable to growth in non-interest bearing deposits and certificates of deposit. At March 31, 2004, brokered certificates of deposit totaled approximately $129.8 million and Internet certificates of deposit totaled approximately $8.1 million.

                          FLORIDA COMMUNITY BANKS, INC.

                                 March 31, 2004


Shareholders' Equity

Shareholders' equity increased $3.3 million from December 31, 2003 to March 31, 2004, due to retention of earnings ($2.8 million) and sale of 18,743 shares of common stock to the Employee Stock Ownership Plan ($435 thousand) during the first quarter of 2004. On March 31, 2004, the Company and the Bank exceeded the regulatory minimums and qualified as well-capitalized under the regulations of the Federal Reserve System, the State of Florida, and the FDIC.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities or principal repayments of investment securities. Loans that mature in one year or less, equaled approximately $156.3 million at March 31, 2004, and there are approximately $5.4 million of investment securities interest and principal payments expected within one year.

The liability portion of the balance sheet provides liquidity through deposits to various customers' interest-bearing and noninterest-bearing deposit accounts, brokered and Internet certificated of deposit. At March 31, 2004, funds also were available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $41.5 million and credit availability at the Federal Home Loan Bank of up to 15% of assets (approximately $85 million) of which $45 million is available and unused. At March 31, 2004, the bank had unused collateral totaling approximately $24.2 million, thus limiting the advances potentially available to that amount.

Capital Resources

A strong capital position is vital to the continued profitability of the Bank because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The Bank has provided a significant portion of its capital requirements through the retention of earnings.

Bank regulatory authorities are placing increased emphasis on the maintenance of adequate capital. In 1990, new risk-based capital requirements became effective. The guidelines take into consideration risk

                          FLORIDA COMMUNITY BANKS, INC.

                                 March 31, 2004


factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which consists of common equity less goodwill plus qualifying Trust Preferred securities issued, amounted to $55.3 million at March 31, 2004. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components are referred to as Total Risk-Based capital and was $61.8 million at March 31, 2004.

The Bank's current capital positions also exceed the regulatory guidelines. Management has reviewed and will continue to monitor the Bank's asset mix and product pricing, and the loan loss allowance, which are the areas determined to be most affected by these new requirements.


RESULTS OF OPERATIONS

Three months ended March 31, 2004 and 2003

Summary

Net earnings of the Company for the three months ended March 31, 2004, totaled $2,785,380 compared to $2,028,680 for the same period in 2003, representing a 37.3% increase. The increase was due principally to the increased interest income ($753 thousand) and lower interest expense ($647 thousand), partially offset by higher operating expenses ($290 thousand). As explained more fully below, the increase in interest income was due to an increase in both rates and average volume of loans while the decrease in interest expense was caused by higher volume more than offset by lower rates on interest-bearing deposits.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Net interest income during the three months ended March 31, 2004, increased $1.4 million (27.7%) from the same period in 2003. This increased was due primarily to higher loan interest and lower deposit interest. Both loans and deposits experienced increased volume. Earning assets averaged $507.0 million during the first quarter of 2004 compared to $482.0 million in 2003, with the increase due to higher loan and federal funds sold volume. Average interest-bearing liabilities increased from $405.7 million during the first quarter of 2003 to $407.0 million during the same period in 2004. Interest bearing checking accounts (money market and NOW accounts) averaged $11.5 million higher in 2004 compared to the first quarter of 2003 reflecting an increase of 11.7%, as did average certificates of deposit (up $12.8 million) increasing 5.7%.

The Bank was in an interest sensitive position during 2003 and 2002 with a larger dollar amount of interest-earning assets subject to repricing than interest-bearing liabilities. Therefore, during 2002 when rates were generally declining, the Bank's loan and investment portfolios rapidly repriced at lower rates. By the first quarter of 2003 through the first quarter of 2004, significant rate declines on deposits continued while the rate declines on earning assets began to slow. The net effect was an increase in the net interest margin from 4.64% in first quarter of 2003 to 5.15% in 2004.

                          FLORIDA COMMUNITY BANKS, INC.

                                 March 31, 2004

Provision for Loan Losses

The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. This level is determined based upon the Bank's historical charge-offs, management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $300,000 for the three months ended March 31, 2004 and March 31, 2003, respectively. Recoveries exceeded charge-offs by approximately $52 thousand and $103 thousand for the three months ended March 31, 2004 and 2003, respectively. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was 1.86% at March 31, 2004, compared to 1.84% at year-end 2003.

Noninterest Income

Noninterest income for the three months ended March 31, 2004, was $727,001 compared to $626,482 for the same period of 2003, an increase of 16.0%. The increase was primarily due to an increase in customer service fees of $65 thousand. During 2004, the Bank earned increased fees for cash provided to customers and for certain services due primarily to volume.

Noninterest Expenses

Noninterest expenses for the three months ended March 31, 2004, totaled $2,847,798 reflecting an 11.4% increase from the same period of 2003. The primary components of noninterest expenses are salaries and employee benefits, which increased $210 thousand for the three months ended March 31, 2004, compared to the same period in 2003, caused by additional branch and mortgage brokerage staff members.

Income Taxes

The provision for income taxes of $1,679,690 for the three months ended March 31, 2004, increased $453 thousand compared to the same period of 2003, due to higher pre-tax income. The effective tax rate for both periods is more than the statutory federal rate principally because of state income taxes, net of the federal tax benefit.



             [The remainder of this page intentionally left blank.]

                          FLORIDA COMMUNITY BANKS, INC.

                                 March 31, 2004


Other Accounting Issues

In December 2003, the AICPA issued Statement of Position ("SOP") 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in business combinations and applies to all nongovernmental entities, including not-for-profit organizations. The SOP does not apply to loans originated by the entity. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. Management does not expect the adoption of SOP 03-3 to have a significant impact on the Company's financial statements.

In December 2003, the AICPA issued Statement of Position ("SOP") 03-4, Reporting Financial Highlights and Schedule of Investments by Nonregistered Investment
Partnerships: An Amendment to SOP 95-2, Financial Reporting By Nonpublic Investment Partnerships. The SOP will provide guidance on reporting financial highlights and schedule of investments by nonregistered investments partnerships. The SOP is effective for annual financial statements issued for fiscal years ending after December 15, 2003, and for interim financial statements issued after initial application. However, the provisions that require certain nonregistered investment partnerships to compute and disclose internal rate of return would be effective for annual financial statements issues for fiscal years beginning after December 15, 2003. The management of the Company is still assessing this statement but does not anticipate the adoption of SOP 03-4 will have a significant impact on the Company's financial statements.

In March 2004, the SEC issued Staff Accounting Bulletin ("SAB") 105, Application of Accounting Principles to Loan Commitments to inform registrants of the fair value of the recorded loan commitments, that are required to follow derivative accounting under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. This SAB also requires the registrant to disclose their accounting policy for loan commitments pursuant to APB No. 22, including methods and assumptions used to estimate fair market value and any associated hedging strategies, as required by SFAS 107. The provisions of this statement are effective for loan commitments accounted for as derivatives that are entered into after March 31, 2004. Management does not expect the adoption of SAB 105 to have a significant impact on the Company's financial statements.


              [The remainder of this page intentionally left blank]

                          FLORIDA COMMUNITY BANKS, INC.

                                 March 31, 2004


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


              [The remainder of this page intentionally left blank]

                          FLORIDA COMMUNITY BANKS, INC.

                                 March 31, 2004


As of March 31, 2004, the Bank's simulation analysis indicated that the Bank is at greatest risk in a decreasing interest rate environment. The table that follows depicts the results of the simulation assuming one and two percent decreases and increases in market interest rates.


                                                             Estimated Fair Value of Financial Instruments
                                                   ----------------------------------------------------------------
                                                       Down              Up             Down               Up
                                                     1 Percent        1 Percent       2 Percent         2 Percent
                                                   ------------    -------------    -------------    --------------
Dollars in Thousands
Interest Earning Assets:
   Loans.........................................  $    452,210    $     444,366    $     455,549    $      440,020
   Deposits in banks.............................         1,309            1,293            1,317             1,285
   Federal funds sold............................        37,611           37,611           37,611            37,611
   Securities....................................        35,196           33,824           35,738            32,937
                                                   ------------    -------------    -------------    --------------
     Total Interest Earning Assets...............       526,326          517,094          530,215           511,853
                                                   ------------    -------------    -------------    --------------
Interest Bearing Liabilities:
   Deposits - Savings and demand.................       146,152          144,360          147,048           143,464
   Deposits - Time...............................       239,639          233,629          242,644           230,624
   Other borrowings..............................        41,062           38,937           42,125            37,785
                                                   ------------    -------------    -------------    --------------
     Total Rate Sensitive Liabilities............       426,853          416,926          431,817           411,873
                                                   ------------    -------------    -------------    --------------
Net Difference in Fair Value.....................  $     99,473    $     100,168    $      98,398    $       99,980
                                                   ============    =============    =============    ==============
Change in Net Interest Income....................  $       (415)   $         304    $        (805)   $          573
                                                   ============    =============    =============    ==============


Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

The Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. The evaluation was performed under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, within 90 days prior to the date of the filing of this quarterly report. Based on this evaluation, the chief executive officer and chief financial officer have concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in this quarterly report has been communicated to them in a manner appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

Subsequent to the date of their evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          FLORIDA COMMUNITY BANKS, INC.

                                 March 31, 2004

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


Item 6  - Exhibits and Reports on Form 8-K

Exhibit No.                                               Exhibit                                          Page
--------- ----------------------------------------------------------------------                          ------

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

     4.1  Subordinated  Promissory Note dated December 24, 2001, between Florida
          Community Bank and  Independent  Bankers Bank of Florida  (included as
          Exhibit 4.1 to the Bank's Form 10-KSB for the year ended  December 31,
          2003, and incorporated herein by reference).

     4.2  Specimen Common Stock  Certificate of FCBI (included as Exhibit 4.1 to
          FCBI's Registration  Statement on Form 8-A filed with the SEC on April
          15, 2002, and incorporated herein by reference).

     10.1 Employment  agreement  with  Thomas S. Junker  dated  December 9, 1997
          (included as Exhibit 10.1 to the Bank's Registration Statement on Form
          10-SB-A for the year ended December 31, 1998, and incorporated herein by reference).

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


                          FLORIDA COMMUNITY BANKS, INC.

                                 March 31, 2004


Exhibit No.                                               Exhibit                                          Page
--------- ----------------------------------------------------------------------                          ------

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

     10.7 Employee  Stock  Ownership  Plan  (included  as  Exhibit  10.5  to the
          Company's Form S-8 filed May 6, 2004.

     11   Statement re: computation of earnings per common share                                             23

     14 Code of Ethics (included as Exhibit 99.1 to the Company's Form 8-K filed on March 3, 2003, and incorporated herein by reference.)

     31.1 Chief Executive Officer - Certification of principal executive officer
          pursuant to the Exchange Act Rule 13(a)-14(a) or 15(d)-14(a).                                      24

     31.2 Chief Financial Officer - Certification of principal financial officer
          pursuant to the Exchange Act Rule 13(a)-14(a) or 15(d)-14(a).                                      25

     32.1 Chief Executive Officer - Certification  pursuant to 18 U.S.C. Section
          1350, as adopted pursuant to Section 906 of the  Sarbanes-Oxley Act of
          2002.                                                                                              26

     32.2 Chief Financial Officer - Certification  pursuant to 18 U.S.C. Section
          1350, as adopted pursuant to Section 906 of the  Sarbanes-Oxley Act of
          2002.                                                                                              26

     (b)  Reports on Form 8-K

     On January 21, 2004 Florida Community Banks, Inc. filed a current report on
     Form 8-K in which it furnished a press release announcing its financial results for the year-ended December 31, 2004, pursuant to Item 12 -
     Disclosure of Results of Operations and Financial Condition in accordance with Guidelines issued by the Securities and Exchange Commission in Release
     33-8216. A copy of this press release, dated January 21, 2004, was attached as an exhibit to the current report on Form 8-K.

                          FLORIDA COMMUNITY BANKS, INC.

                                 March 31, 2004


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   FLORIDA COMMUNITY BANKS, INC.



By:  /s/ Stephen L. Price                                  May 14, 2004
   -------------------------------------                   ---------------------
   Stephen L. Price                                        Date
   President and Chief Executive Officer



By:  /s/ Thomas V. Ogletree                                May 14, 2004
   -------------------------------------                   ---------------------
   Thomas V. Ogletree                                      Date
   Chief Financial Officer

                          FLORIDA COMMUNITY BANKS, INC.

                                 March 31, 2004


Exhibit 11 - Statements Re: Computation of Per Share Earnings


                          FLORIDA COMMUNITY BANKS, INC.

                    COMPUTATION OF EARNINGS PER COMMON SHARE


The following tabulation presents the calculation of basic and diluted earnings per common share for the three-month periods ended March 31, 2004 and 2003. Average shares outstanding have been retroactively adjusted on an equivalent share basis for the stock split as discussed in the notes to the consolidated financial statements.


                                                                                             Three Months
                                                                                            Ended March 31
                                                                                    -------------------------------
                                                                                        2004              2003
                                                                                    -------------    --------------
Basic Earnings Per Share:
   Net income...................................................................    $   2,785,380    $    2,028,680
                                                                                    =============    ==============

   Earnings on common shares....................................................    $   2,785,380    $    2,028,680
                                                                                    =============    ==============

   Weighted average common shares
     outstanding - basic........................................................        3,756,086         3,747,641
                                                                                    =============    ==============

   Basic earnings per common share..............................................    $        0.74    $         0.54
                                                                                    =============    ==============

Diluted Earnings Per Share:
   Net income...................................................................    $   2,785,380    $    2,028,680
                                                                                    =============    ==============

   Earnings on common shares....................................................    $   2,785,380    $    2,028,680
                                                                                    =============    ==============


   Weighted average common shares
     outstanding - diluted......................................................        3,791,733         3,775,146
                                                                                    =============    ==============

   Diluted earnings per common share............................................    $        0.73    $         0.54
                                                                                    =============    ==============

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's first quarter that has materially affected or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

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


Date:  May 14, 2004       By:   /s/  Stephen L. Price
                            ----------------------------------------------------
                            Stephen L. Price, President, Chief Executive Officer and Chairman of the Board of Directors

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's first quarter that has materially affected or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

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


Date:  May 14, 2004       By:   /s/  Thomas V. Ogletree
                            ----------------------------------------------------
                            Thomas V. Ogletree
                            Chief Financial Officer

EXHIBIT 32.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with Florida Community Banks, Inc.'s ("Company") Quarterly Report on Form 10-Q for the period ended March 31, 2004 ("Report"), each of the undersigned certify that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:   May 14, 2004                     By:   /s/ Stephen L. Price
                                           -------------------------------------
                                           Stephen L. Price
                                           President and Chief Executive Officer



EXHIBIT 32.2

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with Florida Community Banks, Inc.'s ("Company") Quarterly on Form 10-Q for the period ended March 31, 2004 ("Report"), each of the undersigned certify that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:   May 14, 2004                     By:   /s/ Thomas V. Ogletree
                                           -------------------------------------
                                           Thomas V. Ogletree
                                           Chief Financial Officer