Form 10-Q
period 2004-06-30
FLORIDA COMMUNITY BANKS INC
filed 2004-08-12
CIK 1170902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

                      Commission File Number: 000-1170902


                          FLORIDA COMMUNITY BANKS, INC.
             (Exact name of registrant as specified in its charter)


            Florida                                       35-2164765
 ------------------------------               ----------------------------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
 Incorporation or Organization)


 1400 North 15th Street, Immokalee, Florida                      34142-2202
 ------------------------------------------                 --------------------
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

   Yes   X               No
       -----                -----


Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):


   Yes                   No   X
       -----                -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $0.01 par                Outstanding at August 11, 2004: 3,766,384

                                    Form 10-Q
                          FLORIDA COMMUNITY BANKS, INC.
                                  June 30, 2004

                                TABLE OF CONTENTS

                                                                                                           Page No.
Part I - Financial Information

  Item 1 - Consolidated Financial Statements (Unaudited)

           Consolidated Statements of Financial Condition as of June 30, 2004
              and December 31, 2003.......................................................................     3

           Consolidated Statements of Income For The Three Months Ended
              June 30, 2004 and 2003......................................................................     4

           Consolidated Statements of Income For The Six Months Ended
              June 30, 2004 and 2003......................................................................     5

           Consolidated Statement of Shareholders' Equity For The Six Months
              Ended June 30, 2004.........................................................................     6

           Consolidated Statements of Cash Flows For The Six Months
              Ended June 30, 2004 and 2003................................................................     7

           Notes to Consolidated Financial Statements.....................................................     8

  Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................................................    14

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk.....................................    21

  Item 4 - Controls and Procedures........................................................................    23

Part II - Other Information

  Item 1 - Legal Proceedings..............................................................................    24

  Item 4 - Submission of Matters to a Vote of Security Holders............................................    24

  Item 6 - Exhibits and Reports on Form 8-K...............................................................    25

Signatures


PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                          FLORIDA COMMUNITY BANKS, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 June 30, 2004 (Unaudited) and December 31, 2003

                                                                                    June 30,
                                                                                      2004           December 31,
                                                                                   (Unaudited)           2003
Assets
   Cash and due from banks...................................................   $     23,369,168  $      15,897,716
   Federal funds sold........................................................         15,154,000         13,765,000
   Interest-bearing deposits with banks......................................          1,656,058            857,133
                                                                                ----------------  -----------------
       Cash and Cash Equivalents.............................................         40,179,226         30,519,849

Securities available for sale................................................          3,184,977          3,184,977
Securities held-to-maturity, fair value of $41,731,018 and $35,296,326.......         42,767,755         35,752,905

Loans, net of unearned income................................................        497,716,521        437,592,827
Allowance for loan losses....................................................         (8,430,140)        (8,066,817)
                                                                                ----------------- ------------------
       Net Loans.............................................................        489,286,381        429,526,010

Premises and equipment, net..................................................         12,714,057         12,767,507
Accrued interest.............................................................          2,856,648          2,709,102
Foreclosed real estate.......................................................          5,744,977          6,121,833
Deferred taxes, net..........................................................          3,549,582          3,162,883
Other assets.................................................................          1,423,991          1,762,640
                                                                                ----------------  -----------------
       Total Assets..........................................................   $    601,707,594  $     525,507,706
                                                                                ================  =================

Liabilities and Shareholders' Equity

Liabilities
   Non-interest-bearing......................................................   $    101,005,027  $      78,296,949
   Interest-bearing..........................................................        399,633,802        344,987,453
                                                                                ----------------  -----------------
       Total Deposits........................................................        500,638,829        423,284,402

Short-term borrowings........................................................                 --          7,500,000
Federal Home Loan Bank advances..............................................         40,000,000         40,000,000
Notes payable................................................................                 --             21,698
Subordinated debentures......................................................         10,310,000         10,310,000
Deferred compensation........................................................            351,873            372,870
Accrued interest.............................................................          1,248,273            858,783
Other liabilities............................................................          1,492,851          1,074,184
                                                                                ----------------  -----------------
       Total Liabilities.....................................................        554,041,826        483,421,937

Shareholders' Equity
   Common stock-par value $.01 per share, 10,000,000 shares authorized,
     3,766,384 and 3,747,641 shares issued
     and outstanding.........................................................             37,664             37,476
   Paid-in capital...........................................................         17,149,901         16,680,061
   Retained earnings.........................................................         30,478,203         25,368,232
                                                                                ----------------  -----------------
       Total Shareholders' Equity............................................         47,665,768         42,085,769
                                                                                ----------------  -----------------

Total Liabilities and Shareholders' Equity...................................   $    601,707,594  $     525,507,706
                                                                                ================  =================

                 See notes to consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    Three months Ended June 30, 2004 and 2003
                                   (Unaudited)

                                                                                           Three Months
                                                                                          Ended June 30,
                                                                                      2004               2003
                                                                                ----------------  -----------------

Interest Income
   Interest and fees on loans................................................   $      9,144,808  $       7,955,513
   Interest and dividends....................................................            373,508            340,600
   Interest on federal funds sold and other interest income..................             77,950            150,924
                                                                                ----------------  -----------------
       Total Interest Income.................................................          9,596,266          8,447,037
                                                                                ----------------  -----------------

Interest Expense
   Interest on deposits......................................................          1,742,263          2,181,406
   Interest on borrowed funds................................................            502,736            555,203
                                                                                ----------------  -----------------
       Total Interest Expense................................................          2,244,999          2,736,609
                                                                                ----------------  -----------------

Net Interest Income..........................................................          7,351,267          5,710,428

Provision for loan losses....................................................            200,000            300,000
                                                                                ----------------  -----------------

Net Interest Income After Provision for Loan Losses..........................          7,151,267          5,410,428

Noninterest Income
   Customer service fees.....................................................            471,854            469,837
   Gain on sale of fixed assets..............................................            414,508                 --
   Other non-interest income.................................................            231,987            196,339
                                                                                ----------------  -----------------
       Total Noninterest Income..............................................          1,118,349            666,176
                                                                                ----------------  -----------------

Noninterest Expenses
   Salaries and employee benefits............................................          2,048,557          1,719,684
   Occupancy and equipment expense...........................................            421,986            391,080
   Other non-interest expenses...............................................            557,742            536,653
                                                                                ----------------  -----------------
       Total Noninterest Expenses............................................          3,028,285          2,647,417
                                                                                ----------------  -----------------

Income before income taxes...................................................          5,241,331          3,429,187
Provision for income tax expense.............................................          1,975,145          1,301,862
                                                                                ----------------  -----------------

Net Income...................................................................   $      3,266,186  $       2,127,325
                                                                                ================  =================

Earnings Per Common Share
   Basic.....................................................................   $           0.87  $           0.57
   Diluted...................................................................               0.86              0.56

Cash Dividends Declared
   Cash dividends declared per common share..................................   $           0.25  $           0.00

Weighted Average Shares Outstanding
   Basic.....................................................................          3,766,384          3,747,641
   Diluted...................................................................          3,805,077          3,777,861

                 See notes to consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     Six months Ended June 30, 2004 and 2003
                                   (Unaudited)

                                                                                            Six Months
                                                                                          Ended June 30,
                                                                                      2004               2003
                                                                                ----------------  -----------------

Interest Income
   Interest and fees on loans................................................   $     17,794,426  $      15,800,272
   Interest and dividends....................................................            698,778            720,884
   Interest on federal funds sold and other interest income..................            160,520            229,915
                                                                                ----------------  -----------------
       Total Interest Income.................................................         18,653,724         16,751,071
                                                                                ----------------  -----------------

Interest Expense
   Interest on deposits......................................................          3,399,530          4,447,662
   Interest on borrowed funds................................................          1,017,060          1,107,210
                                                                                ----------------  -----------------
       Total Interest Expense................................................          4,416,590          5,554,872
                                                                                ----------------  -----------------

Net Interest Income..........................................................         14,237,134         11,196,199

Provision for loan losses....................................................            500,000            600,000
                                                                                ----------------  -----------------

Net Interest Income After Provision for Loan Losses..........................         13,737,134         10,596,199

Noninterest Income
   Customer service fees.....................................................            959,918            892,469
   Gain on sale of fixed assets..............................................            414,508                 --
   Other non-interest income.................................................            470,924            400,189
                                                                                ----------------  -----------------
       Total Noninterest Income..............................................          1,845,350          1,292,658
                                                                                ----------------  -----------------

Noninterest Expenses
   Salaries and employee benefits............................................          3,916,398          3,368,671
   Occupancy and equipment expense...........................................            854,812            759,226
   Other non-interest expenses...............................................          1,104,873          1,076,752
                                                                                ----------------  -----------------
       Total Noninterest Expenses............................................          5,876,083          5,204,649
                                                                                ----------------  -----------------

Income before income taxes...................................................          9,706,401          6,684,208
Provision for income tax expense.............................................          3,654,835          2,528,203
                                                                                ----------------  -----------------

Net Income...................................................................   $      6,051,566  $       4,156,005
                                                                                ================  =================

Earnings Per Common Share
   Basic.....................................................................   $           1.61  $           1.11
   Diluted...................................................................               1.59              1.10

Cash Dividends Declared
   Cash dividends declared per common share..................................   $           0.25  $           0.00

Weighted Average Shares Outstanding
   Basic.....................................................................          3,761,235          3,747,641
   Diluted...................................................................          3,798,976          3,776,619

                 See notes to consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         Six months Ended June 30, 2004
                                   (Unaudited)


                                                   Common           Paid-in         Retained
                                                    Stock           Capital         Earnings             Total
                                               -------------    -------------    --------------    ----------------

Balance at December 31, 2003..............     $      37,476    $  16,680,061    $   25,368,232    $     42,085,769

Issuance of common stock..................               188          465,014                --             465,202

Stock option expense recognized...........                --            4,827                --               4,827

Net income - Six months ended
   June 30, 2004..........................                --               --         6,051,566           6,051,566

Cash dividends -- Common
   $0.25 per share........................                --               --          (941,596)           (941,596)
                                               -------------    -------------    ---------------   -----------------

Balance at June 30, 2004..................     $      37,664    $  17,149,902    $   30,478,202    $     47,665,768
                                               =============    =============    ==============    ================

                 See notes to consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six months Ended June 30, 2004 and 2003
                                   (Unaudited)


                                                                                            Six Months
                                                                                          Ended June 30,
                                                                                      2004               2003
                                                                                ----------------  -----------------

Operating Activities
   Net Income................................................................   $      6,051,566  $       4,156,005
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Provision for loan losses.............................................            500,000            600,000
       Depreciation, amortization, and accretion, net........................            498,319            363,580
       (Increase) decrease in accrued interest receivable....................           (147,545)            82,255
       Increase in accrued interest payable..................................           (389,490)          (538,593)
       Increase in deferred tax asset, net...................................            386,677                 --
       Other, net............................................................            711,121           (298,117)
                                                                                ----------------  -----------------
       Net Cash Provided By Operating Activities.............................          7,610,648          4,365,130
                                                                                ----------------  -----------------

Investing Activities
   Net decrease (increase) in held-to-maturity securities....................         (7,136,135)         9,916,791
   Net decrease in available-for-sale securities.............................                 --                 --
   Loans made to customers, net of repayments................................        (60,260,372)        (3,275,686)
   Purchase of fixed assets, net.............................................           (292,494)        (1,484,750)
   Net (increase) decrease in other real estate owned........................            376,856         (2,733,435)
                                                                                ----------------  -----------------
       Net Cash Provided By (Used In) Investing Activities...................        (67,312,145)         2,422,920
                                                                                ----------------- -----------------

Financing Activities
   Net increase in noninterest-bearing deposits..............................         22,708,078         17,121,115
   Net increase (decrease) in interest-bearing deposits......................         54,646,349         (6,930,377)
   Dividends paid............................................................           (941,596)                --
   Repayment of borrowings...................................................         (7,521,698)                --
   Sale of common stock......................................................            465,202                 --
   Compensation associated with the issuance of options, net of tax..........              4,539              2,800
   Repayment of Federal Home Loan Bank advances..............................                 --         (4,500,000)
                                                                                ----------------  ------------------
       Net Cash Provided By Financing Activities.............................         69,360,874          5,693,538
                                                                                ----------------  -----------------

Net Increase in Cash and Cash Equivalents....................................          9,659,377         12,481,588

Cash and Cash Equivalents at Beginning of Period.............................         30,519,849         58,834,665
                                                                                ----------------  -----------------

Cash and Cash Equivalents at End of Period...................................   $     40,179,226  $      71,316,253
                                                                                ================  =================

                 See notes to consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)


Note A - Basis of Presentation

Florida Community Banks, Inc. ("FCBI" or the "Company") is a bank holding company, which owns all of the common stock of Florida Community Bank ("Bank" or "FCB") and a special purpose business trust organized to issue Trust Preferred Securities. The special purpose business trust is not consolidated in the financial statements that are included elsewhere herein. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

                          FLORIDA COMMUNITY BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)


Note C - Income Taxes

The effective tax rates of approximately 37.7% and 38.0% for the three months ended June 30, 2004 and 2003, respectively, are more than the federal statutory tax rate for corporations principally because of the effect of state income taxes, net of federal tax benefit.


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

The carrying amounts of securities as shown in the consolidated statements of financial condition and their approximate fair values at June 30, 2004 and December 31, 2003 were as follows:

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

June 30, 2004:
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
                                               ===============  ===============   ===============  ================


                                                                      Gross            Gross           Estimated
                                                  Amortized        Unrealized       Unrealized           Fair
                                                    Cost              Gains           Losses             Value
                                               ---------------  ---------------   ---------------  ----------------
Securities Held-to-Maturity

June 30, 2004:
   U. S. Government and
     agency securities......................   $     3,753,770  $             --  $        37,207  $      3,716,563
   Mortgage-backed securities...............        39,013,985            89,742        1,089,272        38,014,455
                                               ---------------  ----------------  ---------------  ----------------

                                               $    42,767,755  $         89,742  $     1,126,479  $     41,731,018
                                               ===============  ================  ===============  ================
December 31, 2003:
   U. S. Government and
     agency securities......................   $     1,768,406  $         52,182  $           438  $      1,820,150
   Mortgage-backed securities...............        33,984,499           140,176          648,499        33,476,176
                                               ---------------  ----------------  ---------------  ----------------

                                               $    35,752,905  $        192,358  $       648,937  $     35,296,326
                                               ===============  ================  ===============  ================

                          FLORIDA COMMUNITY BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)



Note D - Securities - continued

The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2004 and December 31, 2003.

June 30, 2004:

                                   Less Than 12 Months           12 Months or More                 Total
                               ---------------------------  --------------------------  ---------------------------
                                    Fair       Unrealized       Fair        Unrealized       Fair       Unrealized
   Description of Securities        Value        Losses         Value         Losses         Value        Losses
-----------------------------  -------------   -----------  -------------  -----------  -------------   -----------

U.S. Treasury obligations
 and direct obligations of
 U.S. government
 agencies....................  $   3,716,563   $    37,207  $          --  $        --  $   3,716,563   $    37,207
Federal agency mortgage
   backed securities.........     28,574,734       640,046     10,476,458      449,226     37,988,731     1,089,272
Corporate bonds..............             --            --             --           --             --            --
                               -------------   -----------  -------------  -----------  -------------   -----------

     Total Temporarily
     Impaired Securities.....  $  32,291,297   $   677,253  $  10,476,458  $   449,226  $  42,767,755   $ 1,126,479
                               =============   ===========  =============--===========  =============   ===========

At June 30, 2004 the Company had 19 individual securities that were in an unrealized loss position or impaired for the timeframes indicated above. All of these investment positions' impairments are deemed not to be other-than-temporary impairments. Substantially all of these positions are backed by 1-4 family mortgages and the unrealized loss of these securities is based solely on interest rate changes and not due to credit ratings. Management intends to hold these securities until maturity.

December 31, 2003:
                                   Less Than 12 Months           12 Months or More                 Total
                               ---------------------------  --------------------------  ---------------------------
                                    Fair       Unrealized       Fair        Unrealized       Fair       Unrealized
   Description of Securities        Value        Losses         Value         Losses         Value        Losses
-----------------------------  -------------   -----------  -------------  -----------  -------------   -----------

U.S. Treasury obligations
   and direct obligations
   of U.S. government
   agencies..................  $   1,820,150   $       438  $          --  $        --  $   1,820,150   $       438
Federal agency mortgage
   backed securities.........     33,476,176       648,499             --           --     33,476,176       648,499
Corporate bonds..............             --            --             --           --             --            --
                               -------------   -----------  -------------  -----------  -------------   -----------

     Total Temporarily
     Impaired Securities.....  $  33,296,326   $   648,937  $          --  $        --  $  35,296,326   $   648,937
                               =============   ===========  =============--===========  =============   ===========

At December 31, 2003, the Company had 9 individual securities that were in an unrealized loss position or impaired for the timeframes indicated above. All of these investment positions' impairments are deemed not to be other-than-temporary impairments. Substantially all of these positions are backed by 1-4 family mortgages and the related securities have experienced volatility in their market prices as a result of the fluctuating home mortgage interest rate environment during 2003.

                          FLORIDA COMMUNITY BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)


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


Note G - Stock-Based Compensation

During 2002 the Company adopted a Key Employee Stock Compensation Program under which statutory and non-statutory stock options may be granted to certain key employees to purchase up to 87,440 shares (as adjusted for stock splits) at various prices from $12.50 to $24.00 per share. The options granted provide for these key employees to purchase shares of the Company's $0.01 par value common stock at no less than the market value at the dates of grant. The options granted may be exercised within ten years from the dates of grant subject to vesting requirements. Prior to 2003, the Company accounted for this plan under the recognition and measurement provisions of APB No. 25, Accounting for Stock Issued to Employees, and the related Interpretations. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as provided by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 allows for a prospective method of adoption of SFAS 123, whereas, the Company can prospectively account for the current expense of options granted during 2003 and thereafter. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unearned awards in each period.

The Company's actual and pro forma information follows:

                                                                                            Six Months
                                                                                          Ended June 30,
                                                                                      2004               2003
                                                                                ----------------  -----------------
Net Income

As Reported..................................................................   $      6,051,566  $       4,156,005

Add:  Stock-based compensation expense
   included in net income, net of related
   income tax benefit........................................................              4,539              2,800

Deduct: Total stock-based employee compensation
   expense determined under fair value based method
   for all  awards, net of tax...............................................             (8,949)           (10,996)
                                                                                ----------------- ------------------

Pro forma net income.........................................................   $      6,047,156  $       4,147,809
                                                                                ================  =================

                          FLORIDA COMMUNITY BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)

Note G - Stock-Based Compensation - continued

                                                                                            Six Months
                                                                                          Ended June 30,
                                                                                      2004               2003
                                                                                ----------------  -----------------
Basic earnings per share:

As Reported..................................................................   $           1.61  $           1.11
                                                                                ================  ================

Pro forma....................................................................   $           1.61  $           1.11
                                                                                ================  ================

Diluted earnings per share:

As Reported..................................................................   $           1.59  $           1.10
                                                                                ================  ================

Pro forma....................................................................   $           1.59  $           1.10
                                                                                ================  ================


The following information relates to options outstanding under the plan at June 30, 2004.

                                                                                         Weighted
                                                          Number of                      Average        Number of
                                                           Options      Expiration     Contractual       Options
                                                         Outstanding       Date         Life-Years     Exercisable

10/25/01 Options with an Exercise
Price of $12.50......................................          66,240    10/25/11           7.32             39,744
01/17/03 Options with an Exercise
Price of $16.67......................................           7,200    01/17/13           8.55              2,880
12/22/03 Options with an Exercise
Price of $24.00......................................          14,000    12/22/13           9.48                 --
                                                       --------------                                   -----------

Total................................................          87,440                       7.76             42,624
                                                       ==============                                   ===========

The following table presents the activity in the plan for the six months ended June 30, 2004 and 2003:

                                                                         Six Months Ended June 30,
                                                                    2004                          2003
                                                       -----------------------------  -----------------------------
                                                                         Weighted                       Weighted
                                                                          Average                        Average
                                                                         Exercise                       Exercise
                                                            Shares         Price           Shares         Price
                                                       --------------  -------------  -------------  --------------

Outstanding at January 1,............................          87,440  $       14.68         66,240  $        12.50
Granted..............................................              --           0.00          7,200           16.67
Forfeited............................................              --           0.00             --            0.00
Expired..............................................              --           0.00             --            0.00
                                                       --------------                 -------------

Outstanding at June 30,..............................          87,440          14.68         73,440           12.91
                                                       ==============                 =============

Exercisable at June 30,..............................         46,624           12.78         26,496           12.50

                          FLORIDA COMMUNITY BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)


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

The following represents the Company's commitments to extend credit and standby letters of credit as of June 30, 2004 and December 31, 2003:


                                                                                    June 30,         December 31,
                                                                                      2004               2003
                                                                                ----------------  -----------------

Commitments to extend credit.................................................   $    133,422,000  $      99,186,000

Standby and commercial letters of credit.....................................          4,488,000          3,810,000
                                                                                ----------------  -----------------

Total commitments and contingencies..........................................   $    137,910,000  $     102,996,000
                                                                                ================  =================





              [The remainder of this page intentionally left blank]

                          FLORIDA COMMUNITY BANKS, INC.
                                  June 30, 2004


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to assist an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the consolidated financial statements and related notes appearing in Item 1 of the June 30, 2004, Form 10-Q, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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


FINANCIAL CONDITION

June 30, 2004 compared to December 31, 2003

The Bank continued its operations concentrating in the origination of loans in southwestern Florida. As discussed more fully below, loans increased 13.7% during the first six months of 2004, while equity capital grew at about the same rate (13.3%). No significant changes in operating goals or policies occurred during 2004.

                          FLORIDA COMMUNITY BANKS, INC.
                                  June 30, 2004


Loans

Loans comprised the largest single category of the Company's earning assets on June 30, 2004. Loans, net of unearned income, totaled 82.7% of total assets at June 30, 2004 compared to 83.2% of total assets at December 31, 2003. During the first six months of 2004, loans increased approximately $60 million, a relatively large increase compared with recent periods. The rapid influx of population to southwest Florida continued to influence the demand for real estate loans, particularly construction and development loans. That demand during 2003 was tempered somewhat by the national economic conditions, which included depressed stock market values, increased job losses, and lower economic growth.

Investment Securities and Other Earning Assets

The investment securities portfolio is used to provide a source of liquidity, to serve as collateral for borrowings and to secure certain government deposits. Federal funds sold are the most liquid earning asset and is used to manage the daily cash position of the Company. Investment securities and other short-term investments increased $8.4 million during the first six months of 2004 and totaled $61 million at June 30, 2004.

Asset Quality

From December 31, 2003 to June 30, 2004, the Company's asset quality improved slightly as measured by three key ratios. The ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) improved from 92.3% to 103.5%. The percentage of nonperforming assets to total assets decreased from 3.27% to 1.35%, and the percentage of nonperforming loans to total loans decreased from 1.84% to 1.69%. These ratios were affected by the resolution of loans to a significant borrower during the first six months of 2004. Overall, the asset quality ratios are comparable to industry averages, and management is aware of no factors that would suggest that the Bank will perform less well than its peer group in future periods. In response to the decrease in non-performing loans during the past six months, the allowance for loan losses also has been decreased from 1.84% of loans at December 31, 2003 to 1.69% at June 30, 2004.

During the first six months of 2004, net charge-offs totaled $137 thousand and the allowance for loan losses totaled $8.4 million, a level thought adequate by management.

Deposits

Total deposits of $500.6 million at June 30, 2004 represented an increase of $77.4 million (18.2%) from total deposits of $423.3 million at year-end 2003. The majority of the increase was attributable to two deposit sources: money market accounts and demand deposit accounts. In addition, an increase of approximately $3.5 million in local customer certificates of deposit, Internet certificates of deposit (gathered by posting the Bank's rates on an Internet bulletin board accessed by various financial institutions in the United States) and brokered certificates of deposit occurred. At June 30, 2004, brokered certificates of deposit totaled approximately $145.7 million and Internet certificates of deposit totaled approximately $9.2 million.

Shareholders' Equity

Shareholders' equity increased $5.6 million from December 31, 2003 to June 30, 2004, due to retained net income during the six months ended June 30, 2004 and the sale of common stock to the Company's Employee Stock Ownership Plan ($465 thousand). On June 30, 2004 the Company and the Bank exceeded regulatory minimum capital ratio requirements and qualified as well-capitalized under the regulations of the Federal Reserve System, the State of Florida, and the FDIC.

                          FLORIDA COMMUNITY BANKS, INC.
                                  June 30, 2004


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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Loans that mature in one year or less equaled approximately $194.6 million at June 30, 2004, and there are approximately $6.8 million of investment securities maturing within one year.

The liability portion of the balance sheet provides liquidity through deposits to various customers' interest-bearing and noninterest-bearing deposit accounts. At June 30, 2004, funds also were available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $41.5 million and credit availability at the Federal Home Loan Bank ("FHLB") of up to 15% of assets (approximately $90 million) of which $50 million is available and unused. At June 30, 2004, the bank had unused collateral totaling approximately $30 million, thus limiting the FHLB advances potentially available to that amount.

Capital Resources

A strong capital position is vital to the continued profitability of the Company and the Bank because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The Company has provided a significant portion of its capital requirements through the retention of earnings.

On June 21, 2002, FCBI Capital Trust I ("FCBI Trust"), a Delaware statutory trust established by the Company, received $10,000,000 in proceeds in exchange for $10,000,000 principal amount of FCBI Trust's floating rate cumulative trust preferred securities (the "preferred securities") in a trust preferred private placement. The proceeds of that transaction were then used by FCBI Trust to purchase an equal amount of floating rate subordinated debentures (the "subordinated debentures") of the Company. The Company has fully and unconditionally guaranteed all obligations of FCBI Trust on a subordinated basis with respect to the preferred securities. Subject to certain limitations, the preferred securities qualify as Tier 1 capital and are presented in the Consolidated Statements of Financial Condition as subordinated debentures. The sole asset of FCBI Trust is the subordinated debentures issued by the Company. Both the preferred securities of FCBI Trust and the subordinated debentures of the Company each have approximately 30-year lives. However, both the Company and FCBI Trust have a call option of five years, subject to regulatory capital requirements.

Regulatory authorities are placing increased emphasis on the maintenance of adequate capital. Capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which consists of common equity and the 2002 issue of subordinated debentures, subject to limitation, totaled $57.7 million at June 30, 2004. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and the portion

                          FLORIDA COMMUNITY BANKS, INC.
                                  June 30, 2004


of the guaranteed preferred beneficial interest in the Company's subordinated debentures which exceeds the allowable Tier I capital amount. Tier I capital plus the Tier II capital components is referred to as Total Risk-Based capital and was $ 64.6 million at June 30, 2004.

The Company's current capital positions exceed the "well-capitalized" regulatory guidelines. Management has reviewed and will continue to monitor the Company's asset mix and the loan loss allowance, which are the areas determined to be most affected by these capital requirements.


RESULTS OF OPERATIONS

Three months ended June 30, 2004 and 2003

Summary

Net earnings of the Company for the three months ended June 30, 2004, totaled $3,266,186 compared to $2,127,325 for the same period in 2003, representing a 53.5% increase. The increase was due principally to a $1.6 million increase in net interest income. As explained more fully below, the increase in net interest income was due to the combined effect of added loan volume and a drop in deposit costs due to lower interest rates.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's income. Net interest income during the three months ended June 30, 2004 increased $1.6 million (28.7%) from the same period in 2003. This increase was due primarily to increased loan interest ($1.1 million) and decreased interest expense on deposits. Loan interest income increased due to an increase in loan volume caused by the growth in land development and construction loans. Interest expense decreased due to the re-pricing at lower rates on certificates of deposits that matured during 2003 and 2004. Earning assets averaged $560.5 million during the second quarter of 2004 compared to $494.6 million in the second quarter of 2003, with most of the increase due to increased loan volume. Average interest-bearing liabilities increased from $415.8 million during the second quarter of 2003 to $428.4 million during the same period in 2004, primarily due to an increase in the average balance of money market accounts and certificates of deposit.

The Company was in an interest sensitive position during 2003 with a larger dollar amount of interest-earning assets subject to repricing than interest-bearing liabilities. Therefore, during 2003 when rates were generally declining, the Company's loan and investment portfolios rapidly repriced at lower rates and reduced the net interest margin. During 2003 the adjustable rate on loans stopped declining because a significant portion of the Company's loan portfolio consists of loans that have interest rate floors. While the "floored" loans were an advantage when rates reached historic lows during 2003 and 2004, these loans also will not re-price upward until a relatively significant rise in rates occurs. Furthermore, during periods when rates generally increase, the Company's deposit costs will increase and net interest margins may be reduced as rates rise.

Provision for Loan Losses

The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. This level is determined based upon the Bank's historical charge-offs, management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $200 thousand for the three months ended June 30, 2004 compared to $300 thousand during the same period in 2003. Loans charged off exceeded recoveries by approximately $189 thousand for the three months ended June 30, 2004. During the three months ended June 30, 2003, net charged off loans totaled approximately $20 thousand. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was 1.69% at June 30, 2004, compared to 1.84% at year-end 2003.

                          FLORIDA COMMUNITY BANKS, INC.
                                  June 30, 2004


 Noninterest Income

Noninterest income for the three months ended June 30, 2004, was $1,118,349 compared to $666,176 for the same period of 2003, an increase of $452 thousand (67.9%). The increase was primarily due to a gain of approximately $400 thousand on the sale of excess land and office space at one of the branch locations due to remodeling. During 2003, there was no similar gain from sale of fixed assets.

Noninterest Expenses

Noninterest expenses for the three months ended June 30, 2004, were $3,028,285 reflecting an 14.4% increase from the same period of 2003. The primary components of noninterest expenses are salaries and employee benefits, which increased $329 thousand for the three months ended June 30, 2004 compared to the same period in 2003, caused by added staff in new branches. Occupancy costs, during this same period, increased by approximately $31 thousand due to new branch locations.

Income Taxes

The provision for income taxes of $1,975,145 for the three months ended June 30, 2004, increased $673 thousand compared to the same period of 2003, due to higher taxable earnings. The effective tax rate for both periods is more than the statutory federal rate principally because of state income taxes, net of the federal tax benefit.


Six months ended June 30, 2004 and 2003

Summary

Net earnings of the Company for the six months ended June 30, 2004, totaled $6,051,566 compared to $4,156,005 for the same period in 2003, representing a 45.6% increase. The increase was due principally to an increase in net interest income after provision for loan losses of $3.1 million partially offset by an increase in non-interest expense of $671 thousand.

Net Interest Income

Net interest income of the Company during the six months ended June 30, 2004, increased $3.0 million (28.7%) from the same period in 2003. This increase was due primarily to increased loan interest and lower interest expense for deposits. The increase in loan interest was caused primarily by added loan volume during 2004.

The Company was in an asset sensitive position during 2004 and 2003 with a larger dollar amount of interest-earning assets subject to re-pricing than interest-bearing liabilities. During the first six months of 2002 when rates were generally declining, the Company's interest income reduced at a faster rate than the cost of liabilities. During 2003 and 2004 rates remained low and the Company's cost of deposits also re-priced to lower rates, thus contributing to the improved net interest income. In addition, approximately $200 million of variable rate loans have reached their interest rate floor, aiding in keeping the average rate on the loan portfolio higher.

Provision for Loan Losses

The provision for loan losses was $600,000 for the six months ended June 30, 2003 and $500,000 for the comparable period in 2004. The level of non-performing loans declined significantly (from $17.2 million to $8.1 million) during the period from December 31, 2003 to June 30, 2004 and the loan loss provision was reduced accordingly.

                          FLORIDA COMMUNITY BANKS, INC.
                                  June 30, 2004


Noninterest Income

Noninterest  income  for the six  months  ended June 30,  2004,  was  $1,845,350 compared to $1,292,658 for the same period of 2003. The increase was caused primarily by a gain of approximately $400 thousand on the sale of excess land and office space at one of the branch locations due to remodeling. During 2003, there was no similar gain from sale of fixed assets.

Noninterest Expenses

Noninterest expenses for the six months ended June 30, 2004, totaled $5,876,083 and reflected a 12.9% increase from the same period of 2003. Most of the increase occurred in salary and employee benefit costs and occupancy expense due to branch expansion.

Income Taxes

The provision for income taxes of $3,654,835 for the six months ended June 30, 2004 increased $1.1 million compared to the same period of 2003 due to higher pre-tax earnings. The effective tax rates of approximately 37.7% for 2004 and 37.8% for 2003 were higher than the federal tax rate due to the effect of state income tax, net of federal tax benefit.


Other Accounting Issues

In December of 2003, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standard (SFAS) No.132, Employers' Disclosures about Pensions and Other Postretirement Benefits (SFAS 132) to require additional disclosures related to pensions and post retirement benefits. While retaining the existing disclosure requirements for pensions and postretirement benefits, additional disclosures are required related to pension plan assets, obligations, contributions and net benefit costs, beginning with fiscal years ending after December 15, 2003. Additional disclosures pertaining to benefit payments are required for fiscal years ending after June 30, 2004. The SFAS 132 revisions also include additional disclosure requirements for interim financial reports beginning after December 15, 2003. The adoption of this SFAS is not expected to have a material impact on our results of operations or financial condition.

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on the remaining portions of EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, effective for the first fiscal year or interim period beginning after June 15, 2004. EITF 03-01 provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. Investors are required to disclose quantitative information about:
(i) the aggregate amount of unrealized losses, and (ii) the aggregate related fair values of investments with unrealized losses, segregated into time periods during which the investment has been in an unrealized loss position of less than 12 months and greater than 12 months. In addition, investors are required to disclose the qualitative information that supports their conclusion that the impairments noted in the qualitative disclosure are not other-than-temporary. The adoption of this EITF is not expected to have a material impact on our results of operations or financial condition.

In March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) issued SAB No. 105, Application of Accounting Principles to Loan Commitments. SAB 105 requires that the fair value measurement of mortgage loan commitments, which are derivatives, exclude any expected future cash flows related to the customer relationship or servicing rights. The guidance in SAB 105 must be applied to mortgage loan commitments entered into after March 31, 2004. The impact on the Company is not material given the declines in mortgage banking volume but could be in the future. The impact is primarily the timing of when gains should be recognized in the financial statements.

                          FLORIDA COMMUNITY BANKS, INC.
                                  June 30, 2004


In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, which addresses the accounting for differences between contractual cash flows and expected cash flows for loans acquired in a transfer when those differences are attributable at least in part to a decline in credit quality. The scope of SOP 03-3 includes loans where there is evidence of deterioration in credit quality since origination, and includes loans acquired individually, in pools or as part of a business combination. Under SOP 03-3, the difference between expected cash flows and the purchase price is accreted as an adjustment to yield over the life. The Company does not expect its application to have a material impact on our consolidated financial position or results of operations.








              [The remainder of this page intentionally left blank]

                          FLORIDA COMMUNITY BANKS, INC.
                                  June 30, 2004


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

As of June 30, 2004, the Company's simulation analysis indicated that the Company is at greatest risk in a sudden decreasing interest rate environment. This analysis assumes that rates will change suddenly on a specific date. The Company believes that an actual change of interest rates will occur over a prolonged period of time, whereas, during the period of change liabilities will reprice faster than the assets and the Company will experience a decline in its net interest margin. A prolong change in rates is anticipated to have an effect inverse to the simulation analysis depicted in the following table. This table depicts the results of the simulation assuming one and two percent decrease and increase in market interest rates.






              [The remainder of this page intentionally left blank]

                          FLORIDA COMMUNITY BANKS, INC.
                                  June 30, 2004


                                                               Estimated Fair Value of Financial Instruments
                                                   --------------------------------------------------------------
                                                       Down              Up             Down               Up
                                                     1 Percent        1 Percent       2 Percent         2 Percent
                                                   ------------    -------------    -------------    --------------
                                                                        Dollars in Thousands
Interest-earning Assets:
   Loans.........................................  $    503,479    $     493,059    $     508,098    $      486,944
   Federal funds sold and other..................        16,820           16,800           16,831            16,789
   Securities....................................        42,629           40,546           43,433            39,174
                                                   ------------    -------------    -------------    --------------
     Total Interest-earning Assets...............       562,928          550,405          568,362           542,907
                                                   ------------    -------------    -------------    --------------

Interest-bearing Liabilities
   Deposits - Savings and demand.................       163,718          158,134          166,509           155,343
   Deposits - Time...............................       241,778          235,636          244,849           232,565
   Other borrowings..............................        40,971           39,029           41,942            38,058
                                                   ------------    -------------    -------------    --------------
     Total Interest-bearing Liabilities..........       446,467          432,799          453,300           425,966
                                                   ------------    -------------    -------------    --------------

Net Difference in Fair Value.....................  $    116,461    $     117,606    $     115,062    $      116,941
                                                   ============    =============    =============    ==============

Change in Net Interest Income....................  $       (496)   $         316    $      (1,024)   $          537
                                                   =============   =============    ==============   ==============











              [The remainder of this page intentionally left blank]

                          FLORIDA COMMUNITY BANKS, INC.
                                  June 30, 2004


Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's chief executive officer and chief financial officer have concluded that as of the end of the period covered by this Quarterly Report of Form 10-Q such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

During the quarter under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.








              [The remainder of this page intentionally left blank]

                          FLORIDA COMMUNITY BANKS, INC.
                                  June 30, 2004


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

   Item 4 - Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (the "Annual Meeting") of Florida Community Banks, Inc. was held on April 22, 2004, to consider the election of directors (Proposal I) and to allow adjournment of the Annual Meeting if a quorum was not present in person or by proxy (Proposal II), an issue made moot since a quorum was present.

At the Annual Meeting, 2,573,196 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

PROPOSAL I. Election of Directors :

                                                                                  FOR                 WITHHELD
       Beauford E. Davidson                                                     2,572,001                 1,195
       Patrick B. Langford                                                      2,572,409                   787
       Lewis J. Nobles, Jr.                                                     2,572,409                   787
       John R. Olliff                                                           2,572,409                   787
       James O'Quinn                                                            2,572,409                   787
       Stephen L. Price                                                         2,572,409                   787
       Bernard T. Rasmussen                                                     2,572,409                   787
       R.A. Roberts                                                             2,572,409                   787
       Daniel G. Rosbough                                                       2,572,409                   787
       James E. Williams, Jr.                                                   2,572,409                   787

PROPOSAL II.  Adjournment if Necessary:

                                                             FOR                 AGAINST               ABSTAIN
                                                     ------------------    ------------------    ------------------
                                                          2,538,372               31,745                 3,079




              [The remainder of this page intentionally left blank]

                          FLORIDA COMMUNITY BANKS, INC.
                                  June 30, 2004


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

     4.2  Specimen Common Stock  Certificate of FCBI (included as Exhibit 4.1 to
          FCBI's Registration  Statement on Form 8-A filed with the SEC on April
          15,2002, and incorporated herein by reference).

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



                          FLORIDA COMMUNITY BANKS, INC.
                                  June 30, 2004


Exhibit No.                                               Exhibit                                          Page


     10.7 Employee  Stock  Ownership  Plan  (included  as  Exhibit  10.5  to the
          Company's Form S-8 filed May 6, 2004.

     11   Statement re: computation of earnings per common share 28

     14 Code of Ethics (included as Exhibit 99.1 to the Company's Form 8-K filed on March 3, 2003, and incorporated herein by reference.)

     31.1 Chief Executive Officer - Certification of principal executive officer
          pursuant to the Exchange Act Rule 13(a)-14(a) or 15(d)-14(a).                                     29

     31.2 Chief Financial Officer - Certification of principal financial officer
          pursuant to the Exchange Act Rule 13(a)-14(a) or 15(d)-14(a).                                     30

     32.1 Chief Executive Officer - Certification  pursuant to 18 U.S.C. Section
          1350, as adopted pursuant to Section 906 of the  Sarbanes-Oxley Act of
          2002.                                                                                             31

     32.2 Chief Financial Officer - Certification  pursuant to 18 U.S.C. Section
          1350, as adopted pursuant to Section 906 of the  Sarbanes-Oxley Act of
          2002.                                                                                             31

    (b) Reports on Form 8-K

          On April 7, 2004 Florida Community Banks, Inc. filed a current report on Form 8-K in which it furnished a press release announcing its financial results for the three-month period ended March 31, 2004, pursuant to Item 12 - Disclosure of Results of Operations and
          Financial Condition in accordance with Guidelines issued by the Securities and Exchange Commission in Release 33-8216. A copy of this press release, dated April 7th 2004, was attached as an exhibit to the current report on Form 8-K.

          On April 30, 2004 Florida Community Banks, Inc. filed a current report on Form 8-K in which included information related to a presentation of historical financial data made at its annual shareholder meeting on April 22, 2004, pursuant to Item 12 - Disclosure of Results of
          Operations and Financial Condition in accordance with Guidelines issued by the Securities and Exchange Commission in Release 33-8216. A copy of this presentation, dated April 22, 2004, was attached as an exhibit to the current report on Form 8-K.





             [The remainder of this page intentionally left blank.]

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           FLORIDA COMMUNITY BANKS, INC.



         By:  /s/ Stephen L. Price                              August 11, 2004
             ---------------------------------------------     ---------------
              Stephen L. Price                                  Date
              President and Chief Executive Officer




              /s/ Thomas V. Ogletree                            August 11, 2004
             ---------------------------------------------     ---------------
              Thomas V. Ogletree                                Date
              Chief Financial Officer

                          FLORIDA COMMUNITY BANKS, INC.
                                  June 30, 2004


Exhibit 11 - Statements Re: Computation of Per Share Earnings


                          FLORIDA COMMUNITY BANKS, INC.

                    COMPUTATION OF EARNINGS PER COMMON SHARE



The following tabulation presents the calculation of basic and diluted earnings per common share for the three-month and six-month periods ended June 30, 2004 and 2003. Average shares outstanding have been retroactively adjusted on an equivalent share basis for the effects of the stock dividends and splits as discussed in the notes to the financial statements.


                                                                Three Months                   Six Months
                                                               Ended June 30,                Ended June 30,
                                                     ------------------------------   -----------------------------
                                                          2004            2003             2004           2003
                                                     -------------    -------------   -------------  --------------

Basic Earnings Per Share:
   Net income....................................    $   3,266,186    $   2,127,325   $   6,051,566  $    4,156,005
                                                     =============    =============   =============  ==============

   Earnings on common shares.....................    $   3,266,186    $   2,127,325   $   6,051,566  $    4,156,005
                                                     =============    =============   =============  ==============

   Weighted average common shares
     outstanding - basic.........................        3,766,384        3,747,641       3,761,235       3,747,641
                                                     =============    =============   =============  ==============

   Basic earnings per common share...............    $        0.87    $        0.57   $        1.61  $         1.11
                                                     =============    =============   =============  ==============

Diluted Earnings Per Share:
   Net income....................................    $   3,266,186    $   2,127,325   $   6,051,566  $    4,156,005
                                                     =============    =============   =============  ==============

   Weighted average common shares
     outstanding - diluted.......................        3,805,077        3,777,861       3,798,976       3,776,619
                                                     =============    =============   =============  ==============

   Diluted earnings per common share.............    $        0.86    $        0.56   $        1.59  $         1.10
                                                     =============    =============   =============  ==============

Exhibit 31.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

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



Date: August 11, 2004      By:   /s/  Stephen L. Price
                           -----------------------------------------------------
                           Stephen L. Price, President, Chief Executive Officer
                           and Chairman of the Board of Directors

Exhibit 31.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

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


Date:  August 11, 2004     By:   /s/  Thomas V. Ogletree
                                 -----------------------------------------------
                                Thomas V. Ogletree
                                Chief Financial Officer

EXHIBIT 32.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with Florida Community Banks, Inc.'s ("Company") Quarterly Report on Form 10-Q for the period ended June 30, 2004 ("Report"), each of the undersigned certify that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operationsof the Company.





Date:   August 11, 2004         By:   /s/ Stephen L. Price
                                      ------------------------------------------
                                      Stephen L. Price
                                      President and Chief Executive Officer



EXHIBIT 32.2

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with Florida Community Banks, Inc.'s ("Company") Quarterly Report on Form 10-Q for the period ended June 30, 2004 ("Report"), each of the undersigned certify that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





Date:   August 11, 2004        By:   /s/ Thomas V. Ogletree
                                     -------------------------------------------
                                     Thomas V. Ogletree
                                     Chief Financial Officer