Form 10-Q
period 2004-09-30
FLORIDA COMMUNITY BANKS INC
filed 2004-11-10
CIK 1170902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

                       Commission File Number: 000-1170902


                          FLORIDA COMMUNITY BANKS, INC.
             (Exact name of registrant as specified in its charter)


                   Florida                                 35-2164765
       (State or Other Jurisdiction of         (IRS Employer Identification No.)
       Incorporation or Organization)


 1400 North 15th Street, Immokalee, Florida                    34142-2202
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

    Yes  X           No
       -----            -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):

    Yes             No   X
        ------         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $0.01 par              Outstanding at November 1, 2004:  3,766,384

                                    Form 10-Q
                          FLORIDA COMMUNITY BANKS, INC.
                               September 30, 2004



                                TABLE OF CONTENTS

                                                                                                           Page No.
Part I - Financial Information

  Item 1 - Consolidated Financial Statements (Unaudited)

           Consolidated Statements of Financial Condition as of September 30, 2004
              and December 31, 2003.......................................................................     3

           Consolidated Statements of Income For The Three Months Ended
              September 30, 2004 and 2003.................................................................     4

           Consolidated Statements of Income For The Nine Months Ended
              September 30, 2004 and 2003.................................................................     5

           Consolidated Statement of Shareholders' Equity For The Nine Months
              Ended September 30, 2004....................................................................     6

           Consolidated Statements of Cash Flows For The Nine Months
              Ended September 30, 2004 and 2003...........................................................     7

           Notes to Consolidated Financial Statements.....................................................     8

  Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................................................    14

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk.....................................    21

  Item 4 - Controls and Procedures........................................................................    22

Part II - Other Information

  Item 1 - Legal Proceedings..............................................................................    23

  Item 5 - Other Information..............................................................................    23

  Item 6 - Exhibits.......................................................................................    24

Signatures

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                          FLORIDA COMMUNITY BANKS, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
              September 30, 2004 (Unaudited) and December 31, 2003

                                                                                  September 30,
                                                                                      2004           December 31,
                                                                                   (Unaudited)           2003
Assets
   Cash and due from banks...................................................   $     18,426,282  $      15,897,716
   Federal funds sold........................................................          8,515,000         13,765,000
   Interest-bearing deposits with banks......................................          1,755,322            857,133
                                                                                ----------------  -----------------
       Cash and Cash Equivalents.............................................         28,696,604         30,519,849

Securities available for sale................................................          3,184,977          3,184,977
Securities held-to-maturity, fair value of $41,706,400 and $35,296,326.......         41,803,645         35,752,905

Loans, net of unearned income................................................        512,223,250        437,592,827
Allowance for loan losses....................................................         (9,228,466)        (8,066,817)
                                                                                ----------------  -----------------
       Net Loans.............................................................        502,994,784        429,526,010

Premises and equipment, net..................................................         12,865,260         12,767,507
Accrued interest.............................................................          2,966,769          2,709,102
Foreclosed real estate.......................................................          5,880,033          6,121,833
Deferred taxes, net..........................................................          3,688,150          3,162,883
Other assets.................................................................          1,432,957          1,762,640
                                                                                ----------------  -----------------
       Total Assets..........................................................   $    603,513,179  $     525,507,706
                                                                                ================  =================
Liabilities and Shareholders' Equity

Liabilities
   Non-interest-bearing......................................................   $     96,035,952  $      78,296,949
   Interest-bearing..........................................................        387,716,369        344,987,453
                                                                                ----------------  -----------------
       Total Deposits........................................................        483,752,321        423,284,402

Short-term borrowings........................................................         15,000,000          7,500,000
Federal Home Loan Bank advances..............................................         40,000,000         40,000,000
Notes payable................................................................                  -             21,698
Subordinated debentures......................................................         10,310,000         10,310,000
Deferred compensation........................................................            330,714            372,870
Accrued interest.............................................................          1,439,177            858,783
Other liabilities............................................................          2,013,270          1,074,184
                                                                                ----------------  -----------------
       Total Liabilities.....................................................        552,845,482        483,421,937

Shareholders' Equity
   Common stock-par value $.01 per share, 10,000,000 shares
     authorized, 3,766,384 and 3,747,641 shares issued
     and outstanding.........................................................             37,664             37,476
   Paid-in capital...........................................................         17,152,099         16,680,061
   Retained earnings.........................................................         33,477,934         25,368,232
                                                                                ----------------  -----------------
       Total Shareholders' Equity............................................         50,667,697         42,085,769
                                                                                ----------------  -----------------
Total Liabilities and Shareholders' Equity...................................   $    603,513,179  $     525,507,706
                                                                                ================  =================

                 See notes to consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                 Three months Ended September 30, 2004 and 2003
                                   (Unaudited)


                                                                                           Three Months
                                                                                        Ended September 30,
                                                                                      2004               2003

Interest Income
   Interest and fees on loans................................................   $      9,649,473  $       8,149,959
   Interest and dividends
     Taxable securities......................................................            381,228            284,050
     Tax-exempt securities...................................................                  -                  -
   Interest on federal funds sold and other interest income..................            110,076             67,802
                                                                                ----------------  -----------------
       Total Interest Income.................................................         10,140,777          8,501,811

Interest Expense
   Interest on deposits......................................................          1,774,026          1,862,040
   Interest on borrowed funds................................................            508,287            518,518
                                                                                ----------------  -----------------
       Total Interest Expense................................................          2,282,313          2,380,558
                                                                                ----------------  -----------------
Net Interest Income..........................................................          7,858,464          6,121,253

Provision for loan losses....................................................            750,000            700,000
                                                                                ----------------  -----------------
Net Interest Income After Provision for Loan Losses..........................          7,108,464          5,421,253

Noninterest Income
   Customer service fees.....................................................            453,665            508,363
   Real estate rental income ................................................             20,406             20,283
   Other non-interest income.................................................            184,486            134,113
                                                                                ----------------  -----------------
       Total Noninterest Income..............................................            658,557            662,759

Noninterest Expenses
   Salaries and employee benefits............................................          1,937,230          1,903,948
   Occupancy and equipment expense...........................................            432,407            378,015
   Other non-interest expenses...............................................            592,801            652,331
                                                                                ----------------  -----------------
       Total Noninterest Expenses............................................          2,962,438          2,934,294
                                                                                ----------------  -----------------
Income before income taxes...................................................          4,804,583          3,149,718
Provision for income tax expense.............................................          1,804,852          1,184,675
                                                                                ----------------  -----------------
Net Income...................................................................   $      2,999,731  $       1,965,043
                                                                                ================  =================
Earnings Per Common Share
   Basic.....................................................................   $           0.66  $           0.44
   Diluted...................................................................               0.66              0.43

Weighted Average Shares Outstanding
   Basic.....................................................................          4,519,661          4,497,575
   Diluted...................................................................          4,575,409          4,520,195


                 See notes to consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  Nine months Ended September 30, 2004 and 2003
                                   (Unaudited)

                                                                                           Nine Months
                                                                                        Ended September 30,
                                                                                      2004               2003

Interest Income
   Interest and fees on loans................................................   $     27,443,900  $      23,950,231
   Interest and dividends
     Taxable securities......................................................          1,080,006          1,004,934
     Tax-exempt securities...................................................                  -                  -
   Interest on federal funds sold and other interest income..................            270,595            297,717
                                                                                ----------------  -----------------
       Total Interest Income.................................................         28,794,501         25,252,882

Interest Expense
   Interest on deposits......................................................          5,173,556          6,309,702
   Interest on borrowed funds................................................          1,525,347          1,625,728
                                                                                ----------------  -----------------
       Total Interest Expense................................................          6,698,903          7,935,430
                                                                                ----------------  -----------------
Net Interest Income..........................................................         22,095,598         17,317,452

Provision for loan losses....................................................          1,250,000          1,300,000
                                                                                ----------------  -----------------
Net Interest Income After Provision for Loan Losses..........................         20,845,598         16,017,452

Noninterest Income
   Customer service fees.....................................................          1,413,583          1,400,832
   Real estate rental income ................................................             61,898             63,836
   Other non-interest income.................................................            613,918            490,748
   Gain on sale of fixed assets..............................................            414,508                  -
                                                                                ----------------  -----------------
       Total Noninterest Income..............................................          2,503,907          1,955,416

Noninterest Expenses
   Salaries and employee benefits............................................          5,853,628          5,272,619
   Occupancy and equipment expense...........................................          1,287,218          1,137,240
   Other non-interest expenses...............................................          1,697,674          1,729,084
                                                                                ----------------  -----------------
       Total Noninterest Expenses............................................          8,838,520          8,138,943
                                                                                ----------------  -----------------
Income before income taxes...................................................         14,510,985          9,833,925
Provision for income tax expense.............................................          5,459,687          3,712,877
                                                                                ----------------  -----------------
Net Income...................................................................   $      9,051,298  $       6,121,048
                                                                                ================  =================
Earnings Per Common Share
   Basic.....................................................................   $           2.00  $           1.36
   Diluted...................................................................               1.98              1.35

Cash Dividends Declared
   Cash dividends declared per common share..................................   $           0.25  $           0.00

Weighted Average Shares Outstanding
   Basic.....................................................................          4,515,556          4,497,575
   Diluted...................................................................          4,567,390          4,522,566

                 See notes to consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      Nine months Ended September 30, 2004
                                   (Unaudited)




                                                   Common           Paid-in          Retained
                                                    Stock           Capital          Earnings            Total

Balance at December 31, 2003...............    $       37,476   $   16,680,061    $   25,368,232   $     42,085,769

Net income - Nine months ended
   September 30, 2004......................                 -                -         9,051,298          9,051,298

Payment of cash dividends..................                 -                -          (941,596)          (941,596)

Sale of common stock.......................               188          465,014                 -            465,202

Effect of expensing stock options..........                 -            7,024                 -              7,024
                                               --------------   --------------   ----------------  -----------------
Balance at September 30, 2004..............    $       37,664   $   17,152,099    $    33,477,934   $     50,667,697
                                               ==============   ==============   ================  =================

                 See notes to consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine months Ended September 30, 2004 and 2003
                                   (Unaudited)


                                                                                           Nine Months
                                                                                        Ended September 30,
                                                                                ----------------  -----------------
                                                                                      2004               2003

Operating Activities
   Net Income................................................................   $      9,051,298  $       6,121,048
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Provision for loan losses.............................................          1,250,000          1,300,000
       Depreciation, amortization, and accretion, net........................            682,530            542,942
       Deferred tax benefit..................................................           (525,351)                 -
       (Increase) decrease in accrued interest receivable....................           (257,667)           125,724
       (Decrease) increase in accrued interest payable.......................            580,394           (704,031)
       Other, net............................................................            959,657            (33,404)
                                                                                ----------------  -----------------
       Net Cash Provided By Operating Activities.............................         11,740,861          7,352,279

Investing Activities
   Net (increase) decrease in held-to-maturity securities....................         (6,050,740)         6,719,284
   Net decrease in available-for-sale securities.............................                  -            500,000
   Loans made to customers, net of repayments................................        (74,630,423)        (7,845,418)
   Purchase of fixed assets, net.............................................           (594,571)        (2,957,048)
   Net decrease (increase) in other real estate owned........................            241,800         (6,055,411)
                                                                                ----------------  -----------------
       Net Cash Used In Investing Activities.................................        (81,033,934)        (9,638,593)

Financing Activities
   Net increase in noninterest-bearing deposits..............................         17,739,003         12,737,371
   Net increase (decrease) in interest-bearing deposits......................         42,728,917        (27,602,636)
   Dividends paid............................................................           (941,596)                 -
   Increase in short-term borrowings.........................................          7,500,000                  -
   Decrease in other debt....................................................            (21,698)           (13,076)
   Decrease in Federal Home Loan Bank advances...............................                  -        (10,000,000)
   Sale of common stock......................................................            465,202                  -
                                                                                ----------------  -----------------
       Net Cash Provided By (Used In) Financing Activities...................         67,469,828        (24,878,341)
                                                                                ----------------  -----------------
Net Decrease in Cash and Cash Equivalents....................................         (1,823,245)       (27,164,655)

Cash and Cash Equivalents at Beginning of Period.............................         30,519,849         58,834,665
                                                                                ----------------  -----------------
Cash and Cash Equivalents at End of Period...................................   $     28,696,604  $      31,670,010
                                                                                ================  =================

                 See notes to consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)



Note A - Basis of Presentation

Florida Community Banks, Inc. ("FCBI" or the "Company") is a bank holding company, which owns all of the common stock of Florida Community Bank ("Bank" or "FCB") and a special purpose business trust organized to issue Trust Preferred Securities. The special purpose business trust is not consolidated in the financial statements that are included elsewhere herein. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

                          FLORIDA COMMUNITY BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)


Note C - Income Taxes

The effective tax rates of approximately 37.6% and 37.6% for the three months ended September 30, 2004 and 2003 and 37.6% and 37.8% for the nine months ended September 30, 2004 and 2003, respectively, are more than the federal statutory tax rate for corporations principally because of the effect of state income taxes, net of federal tax benefit.


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

The carrying amounts of securities as shown in the consolidated statements of financial condition and their approximate fair values at September 30, 2004 and December 31, 2003 were as follows:

                                                                      Gross            Gross           Estimated
                                                  Amortized        Unrealized       Unrealized           Fair
                                                    Cost              Gains           Losses             Value
Securities Available-for-Sale

September 30, 2004:
   Equity Securities........................   $     3,184,977  $             -   $             -  $      3,184,977

December 31, 2003:
   Equity Securities........................   $     3,184,977  $             -   $             -  $      3,184,977



Securities Held-to-Maturity

September 30, 2004:
   U. S. Government and
     agency securities......................   $     3,748,555  $         4,911  $             561  $      3,752,905
   Mortgage-backed securities...............        38,055,090          156,599            258,194        37,953,495
                                                --------------   --------------   ----------------  ----------------

                                               $    41,803,645  $       161,510  $         258,755  $     41,706,400
                                               ===============  ===============  =================  ================
December 31, 2003:
   U. S. Government and
     agency securities......................   $     1,768,406  $         52,182  $            438  $      1,820,150
   Mortgage-backed securities...............        33,984,499           140,176           648,499        33,476,176
                                               ---------------   ---------------   ---------------- ----------------
                                               $    35,752,905  $        192,358  $        648,937  $     35,296,326
                                               ===============  ================  ================  ================


                          FLORIDA COMMUNITY BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)

Note D - Securities - continued

The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2004 and December 31, 2003.

September 30, 2004:

                                   Less Than 12 Months           12 Months or More                 Total
                                -------------------------   --------------------------  ---------------------------
                                    Fair       Unrealized       Fair        Unrealized       Fair       Unrealized
   Description of Securities        Value        Losses         Value         Losses         Value        Losses
                                -------------------------   --------------------------  ---------------------------
U.S. Treasury obligations
   and direct obligations
   of U.S. government
   agencies..................  $   3,752,905   $       561  $           -  $         -  $   3,752,905   $       561
Federal agency mortgage
   backed securities.........     29,867,081       133,457      8,072,750      124,737     37,939,831       258,194
                               --------------  -----------  -------------  -----------  -------------  ------------
    Total Temporarily
     Impaired Securities.....  $   33,619,986  $   134,018  $   8,072,750  $   124,737  $  41,692,736  $    258,755
                               ==============  ===========  =============  ===========  =============  ============


At September 30, 2004 the Company had 14 individual securities that were in an unrealized loss position or impaired for the timeframes indicated above. All of these investment positions' impairments are deemed not to be other-than-temporary impairments. Substantially all of these positions are backed by 1-4 family mortgages and the unrealized loss of these securities is based solely on interest rate changes and not due to credit ratings. Management intends to hold these securities until maturity.


December 31, 2003:
                                   Less Than 12 Months           12 Months or More                 Total
                                -------------------------   --------------------------  ---------------------------
                                    Fair       Unrealized       Fair        Unrealized       Fair        Unrealized
   Description of Securities        Value        Losses         Value         Losses         Value        Losses
                                -------------------------   --------------------------  ---------------------------
U.S. Treasury obligations
   and direct obligations
   of U.S. government
   agencies..................  $   1,820,150   $       438  $           -  $         -  $   1,820,150   $       438
Federal agency mortgage
   backed securities.........     33,476,176       648,499              -                 33,476,176       648,499
                               --------------  -----------  -------------  -----------  -------------  ------------
    Total Temporarily
     Impaired Securities.....  $  33,296,326   $   648,937  $           -  $         -  $  35,296,326   $   648,937
                               ==============  ===========  =============  ===========  =============  ============


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

                          FLORIDA COMMUNITY BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)


Note E - Shareholders' Equity

In October 2004, the Company declared a stock split of 1.2 shares for each of the Company's outstanding shares of common stock. This effect of this stock split has been retroactively reflected in the financial statements. All references to weighted average shares outstanding and per share amounts included in the accompanying financial statements and notes reflect the stock split and its retroactive effects.


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

The Company's actual and pro forma information follows:

                                                                                           Nine Months
                                                                                        Ended September 30,
                                                                                      2004               2003
                                                                                ----------------  ----------------
Net Income

As Reported..................................................................   $      9,051,298  $       6,121,048

Add: Stock-based compensation expense
   included in net income, net of related
   income tax benefit........................................................              7,024                  -

Deduct: Total stock-based employee compensation expense determined
   under fair value based method for all awards, net of tax..................            (12,859)           (16,800)
                                                                                ----------------  -----------------

Pro forma net income.........................................................   $      9,045,463  $       6,104,248
                                                                                ================  =================

                          FLORIDA COMMUNITY BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)


Note G - Stock-Based Compensation - Continued

                                                                                           Nine Months
                                                                                        Ended September 30,
                                                                                      2004               2003
                                                                                ----------------  -----------------

Basic earnings per share:

As Reported..................................................................   $           2.00  $           1.36

Pro forma....................................................................   $           2.00  $           1.36

Diluted earnings per share:

As Reported..................................................................   $           1.98  $           1.35

Pro forma....................................................................   $           1.98  $           1.35


The following information relates to options outstanding under the plan at September 30, 2004.


                                                                                         Weighted
                                                         Number of                        Average      Number of
                                                           Options      Expiration    Contractual        Options
                                                         Outstanding       Date         Life-Years     Exercisable

10/25/01 Options with an Exercise
Price of $10.42......................................          79,488    10/25/11            7.07            47,693
01/17/03 Options with an Exercise
Price of $13.89......................................           8,640    01/17/13            8.30             3,456
02/22/03 Options with an Exercise
Price of $20.00......................................          16,800    12/22/13            9.22                 -
09/16/04 Options with an Exercise
Price of $22.92......................................          65,400     9/16/14            9.96                 -
                                                        -------------                                   -----------
Total................................................         170,328                        8.45            51,149
                                                        =============                                   ===========

The following table presents the activity in the plan for the nine months ended
September 30, 2004 and 2003:
                                                                    Nine Months Ended September 30,
                                                                    2004                          2003
                                                        ---------------------------  ------------------------------
                                                                         Weighted                       Weighted
                                                                          Average                        Average
                                                                         Exercise                       Exercise
                                                           Shares         Price           Shares         Price
                                                        -------------  ------------  --------------  --------------
Outstanding at January 1,............................         104,928  $       12.13         79,488  $        10.42
Granted..............................................          65,400          22.92          8,640           13.89
Forfeited............................................               -           0.00              -            0.00
Expired..............................................               -           0.00              -            0.00
                                                        -------------  -------------  --------------  --------------
Outstanding at September 30,.........................         170,328          16.34          88,128           10.76
                                                        =============  =============  ==============  ==============

Exercisable at September 30,.........................          51,149                         41.610           10.71

                          FLORIDA COMMUNITY BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)


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

The following represents the Company's commitments to extend credit and standby letters of credit as of September 30, 2004 and December 31, 2003:



                                                                                  September 30,     December 31,
                                                                                      2004               2003
                                                                                ----------------  -----------------
Commitments to extend credit.................................................   $    152,037,000  $      99,186,000

Standby and commercial letters of credit.....................................          3,524,000          3,810,000
                                                                                ----------------  -----------------

Total commitments and contingencies..........................................   $    155,561,000  $     102,996,000
                                                                                ================  =================


              [The remainder of this page intentionally left blank]

                          FLORIDA COMMUNITY BANKS, INC.
                               September 30, 2004




Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to assist an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the consolidated financial statements and related notes appearing in Item 1 of the September 30, 2004, Form 10-Q, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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


FINANCIAL CONDITION

September 30, 2004 compared to December 31, 2003

The Bank continued its operations concentrating in the origination of loans in southwestern and other areas of Florida. As discussed more fully below, loans increased 17.1% during the first nine months of 2004, while equity capital grew at a somewhat higher rate (20.4%). No significant changes in operating goals or policies occurred during 2004.

                          FLORIDA COMMUNITY BANKS, INC.
                               September 30, 2004


Loans

Loans comprised the largest single category of the Company's earning assets on September 30, 2004. Loans, net of unearned income, totaled 84.9% of total assets at September 30, 2004 compared to 83.3% of total assets at December 31, 2003. During the first nine months of 2004, loans increased approximately $75 million, a relatively large increase compared with recent periods. The rapid influx of population to southwest Florida continued to influence the demand for real estate loans, particularly construction and development loans. That demand during 2003 was tempered somewhat by the national economic conditions, which included depressed stock market values, increased job losses, and lower economic growth. In addition, during 2004, the Company increased its investment in brokered loans.

Investment Securities and Other Earning Assets

The investment securities portfolio is used to provide a source of liquidity, to serve as collateral for borrowings and to secure certain government deposits. Federal funds sold are the most liquid earning asset and is used to manage the daily cash position of the Company. Investment securities and other short-term investments did not change significantly compared to December 31, 2003 and totaled $52.7 million at September 30, 2004.

Asset Quality

From December 31, 2003 to September 30, 2004, the Company's asset quality improved slightly as measured by three key ratios. The ratio of loan loss allowance to total nonperforming assets (defined as non-accrual loans, loans past due 90 days or greater, restructured loans, non-accruing securities, and other real estate) improved from 42.6% to 54.9%. The percentage of nonperforming assets to total assets decreased from 3.6% to 2.8%, and the percentage of nonperforming loans to total loans decreased from 4.3% to 3.3%. These ratios were positively affected by the resolution of loans to a significant borrower during the first nine months of 2004. However, during August and September 2004 several borrowers' businesses and financial prospects were adversely affected by hurricanes that struck southwestern and other Florida areas.

In response to the potential loan losses caused by the hurricane related, deteriorating financial condition of the Company's borrowers, management undertook a review of the entire loan portfolio and determined that several loans needed to be downgraded and the allowance for loan losses increased accordingly. During the third quarter of 2004, the company provided $750,000 to increase the allowance for loan losses to $9.2 million.

During the first nine months of 2004, net charge-offs totaled $88.4 thousand.

Deposits

Total deposits of $483.8 million at September 30, 2004, represented an increase of $60.5 million (12.5%) from total deposits of $423.3 million at year-end 2003. The majority of the increase was attributable to two deposit sources: certificates of deposit and demand deposit accounts. In addition, an increase of approximately $8.3 million occurred in money market accounts deposit. The increase in certificates of deposit was caused by increased brokered funds. At September 30, 2004, brokered certificates of deposit totaled approximately $140 million.

Shareholders' Equity

Shareholders' equity increased $10.1 million from December 31, 2003 to September 30, 2004, due to retained net income during the nine months ended September 30, 2004, and the sale of common stock to the Company's Employee Stock Ownership Plan ($465 thousand). On September 30, 2004 the Company and the Bank exceeded regulatory minimum capital ratio requirements and qualified as well-capitalized under the regulations of the Federal Reserve System, the State of Florida, and the FDIC.

                          FLORIDA COMMUNITY BANKS, INC.
                               September 30, 2004

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Loans that mature in one year or less equaled approximately $200 million at September 30, 2004, and there are approximately $6.9 million of investment securities maturing within one year.

The liability portion of the balance sheet provides liquidity through deposits to various customers' interest-bearing and non-interest-bearing deposit accounts. At September 30, 2004, funds also were available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $45 million and credit availability at the Federal Home Loan Bank ("FHLB") of up to 15% of assets (approximately $90 million) of which $50 million is available and unused. At September 30, 2004, the bank had unused collateral totaling approximately $26 million, thus limiting the FHLB advances potentially available to that amount.

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

Regulatory authorities are placing increased emphasis on the maintenance of adequate capital. Capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which consists of common equity and the 2002 issue of subordinated debentures, subject to limitation, totaled $60.7 million at September 30, 2004. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and the portion of the guaranteed preferred beneficial interest in the Company's subordinated debentures which exceeds the allowable Tier I capital amount. Tier I capital plus the Tier II capital components is referred to as Total Risk-Based capital and was $67.7 million at September 30, 2004.

                          FLORIDA COMMUNITY BANKS, INC.
                               September 30, 2004


The Company's current capital positions exceed the "well-capitalized" regulatory guidelines. Management has reviewed and will continue to monitor the Company's asset mix and the loan loss allowance, which are the areas determined to be most affected by these capital requirements.


RESULTS OF OPERATIONS

Three months ended September 30, 2004 and 2003

Summary

Net earnings of the Company for the three months ended September 30, 2004, totaled $2,999,731 compared to $1,965,044 for the same period in 2003, representing a 52.7% increase. The increase was due principally to a $1.7 million increase in net interest income. As explained more fully below, the increase in net interest income was due to the combined effect of added loan volume, loans reaching the floored interest rates, and a drop in deposit interest expenses due to lower interest rates.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's income. Net interest income during the three months ended September 30, 2004 increased $1.7 million (28.4%) from the same period in 2003. This increase was due primarily to higher average loan volume, the effect of over $200 million in loans that reached the floored interest rate in the contract, and lower interest rates on deposits.

The Company was in an interest sensitive position during 2003 and 2004 with a larger dollar amount of interest-earning assets subject to re-pricing than interest-bearing liabilities. Therefore, during 2003 when rates were generally declining, the Company's loan and investment portfolios rapidly re-priced at lower rates and reduced the net interest margin. During 2003 the interest rate on certain adjustable rate on loans stopped declining because a significant portion of the Company's loan portfolio consists of loans that have interest rate floors. While the "floored" loans were an advantage when rates reached historic lows during 2003 and 2004, these loans also will not re-price upward until a relatively significant rise in rates occurs. Furthermore, during periods when rates generally increase, the Company's deposit costs will increase and net interest margins may be reduced as rates rise.

Provision for Loan Losses

The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. This level is determined based upon the Bank's historical charge-offs, management's assessment of current economic conditions, the composition of the loan portfolio and the levels of non-accruing and past due loans. During 2004, the Company refined its method of estimating the level of allowance needed and now considers average losses compared to average loans outstanding for a rolling ten-year historical period.

During the third quarter of 2004 the provision for loan losses was adversely impacted by the effect of four hurricanes that struck Florida. In response to the potential loan losses caused by the hurricane related, deteriorating financial condition of the Company's borrowers, management undertook a review of the entire loan portfolio and determined that several loans needed to be downgraded and the allowance for loan losses increased accordingly. During the third quarter of 2004, the company provided $750,000 to increase the allowance for loan losses to $9.2 million, compared to a provision of $700,000 during the same period in 2003. Loans charged off exceeded recoveries by approximately $88 thousand for the three months ended September 30, 2004. During the three months ended September 30, 2003, net recoveries totaled $59 thousand. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was 1.80% at September 30, 2004, compared to 1.84% at year-end 2003.

                          FLORIDA COMMUNITY BANKS, INC.
                               September 30, 2004


Non-interest Income

Non-interest  income for the three months  ended  September  30, 2004,  was $659 thousand compared to $663 for the same period of 2003, an decrease of $4 thousand (0.6%). The decrease was primarily due to lower service charges in 2004.

Noninterest Expenses

Noninterest expenses for the three months ended September 30, 2004, were $2,962,438 reflecting a 1.0% increase from the same period of 2003. The primary components of noninterest expenses are salaries and employee benefits, which increased $33 thousand for the three months ended September 30, 2004 compared to the same period in 2003, caused by added staff in new branches. Occupancy costs, during this same period, increased by approximately $54 thousand due to new branch locations.

Income Taxes

The provision for income taxes of $1,804,852 for the three months ended September 30, 2004, increased $620 thousand compared to the same period of 2003, due to higher taxable earnings. The effective tax rate for both periods is more than the statutory federal rate principally because of state income taxes, net of the federal tax benefit. Nine months ended September 30, 2004 and 2003

Summary

Net earnings of the Company for the nine months ended September 30, 2004, totaled $9,051,298 compared to $6,121,049 for the same period in 2003, representing a 47.9% increase. The increase was due principally to higher net interest income.

Net Interest Income

Net interest income of the Company during the nine months ended September 30, 2004, increased $4.8 million (27.6%) from the same period in 2003. This increase was due primarily to increased loan interest and a decline in interest expense on deposits.

The Company was in an asset sensitive position during 2004 and 2003 with a larger dollar amount of interest-earning assets subject to re-pricing than interest-bearing liabilities. During the first nine months of 2002 when rates were generally declining, the Company's interest income reduced at a faster rate than the cost of liabilities. During 2003 and 2004 rates remained low and the Company's cost of deposits also re-priced to lower rates, thus contributing to the improved net interest income. In addition, over $200 million of variable rate loans have reached their interest rate floor, aiding in keeping the average rate on the loan portfolio higher.

Provision for Loan Losses

The provision for loan losses was $1,250,000 for the nine months ended September 30, 2004 and $1,300,000 for the comparable period in 2003. The level of non-performing loans declined slightly (from $18.9 million to $16.8 million) during the period from December 31, 2003 to September 30, 2004.

Noninterest Income

Noninterest income for the nine months ended September 30, 2004, was $2.5 million compared to $2.0 for the same period of 2003. The increase was caused primarily by a gain on sale of excess branch property. During 2003, there was no similar gain from sale of fixed assets.

Noninterest Expenses

Noninterest expenses for the nine months ended September 30, 2004, totaled $8,838,520 and reflected a 8.6% increase from the same period of 2003. Most of the increase occurred in salary and employee benefit costs and occupancy expense due to branch expansion.

Income Taxes

The provision for income taxes of $5,459,687 for the nine months ended September 30, 2004 increased $1.7 million compared to the same period of 2003 due to higher taxable earnings. The effective tax rates for 2004 and for 2003 were higher than the federal tax rate due to the effect of state income tax, net of federal tax benefit.

                          FLORIDA COMMUNITY BANKS, INC.
                               September 30, 2004


Other Accounting Issues

In December of 2003, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standard (SFAS) No.132, Employers' Disclosures about Pensions and Other Postretirement Benefits (SFAS 132) to require additional disclosures related to pensions and post retirement benefits. While retaining the existing disclosure requirements for pensions and postretirement benefits, additional disclosures are required related to pension plan assets, obligations, contributions and net benefit costs, beginning with fiscal years ending after December 15, 2003. Additional disclosures pertaining to benefit payments are required for fiscal years ending after September 30, 2004. The SFAS 132 revisions also include additional disclosure requirements for interim financial reports beginning after December 15, 2003. The adoption of this SFAS is not expected to have a material impact on our results of operations or financial condition.

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

                          FLORIDA COMMUNITY BANKS, INC.
                               September 30, 2004


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

As of September 30, 2004, the Company's simulation analysis indicated that the Company is at greatest risk in a sudden decreasing interest rate environment. This analysis assumes that rates will change suddenly on a specific date. The Company believes that an actual increase of interest rates will occur over a prolonged period of time and, during the period of change, liabilities will re-price faster than the assets (due to the effect of the "floored" loans) and the Company will experience a decline in its net interest margin. A prolonged increase in rates is anticipated to have an effect inverse to the simulation analysis depicted in the following table. This table depicts the results of the simulation assuming one and two percent decrease and increase in market interest rates.




              [The remainder of this page intentionally left blank]

                          FLORIDA COMMUNITY BANKS, INC.
                               September 30, 2004



                                                             Estimated Fair Value of Financial Instruments
                                                   ----------------------------------------------------------------
                                                       Down              Up             Down               Up
                                                     1 Percent        1 Percent       2 Percent         2 Percent
                                                   ------------    -------------   -------------     --------------
                                                                        Dollars in Thousands
Interest-earning Assets:
   Loans.........................................  $    517,642    $     506,504    $     522,500    $      499,973
   Federal funds sold and cash equivalents.......        10,281           10,259           10,292            10,248
   Securities....................................        42,512           40,641           43,238            39,418
                                                   ------------    -------------   --------------    --------------
     Total Interest-earning Assets...............       570,435          557,404          576,030           549,639
                                                   ============    =============   ==============    ==============
Interest-bearing Liabilities
   Deposits - Savings and demand.................       164,008          158,374          166,826           155,556
   Deposits - Time...............................       229,109          223,939          231,693           221,355
   Other borrowings..............................        57,148           52,852           59,296            50,704
                                                   ------------    -------------   --------------    --------------
     Total Interest-bearing Liabilities..........       450,265          435,165          457,815           427,615
                                                   ============    =============   ==============    ==============

Net Difference in Fair Value.....................  $    120,170    $     122,239    $     118,215    $      122,024

Change in Net Interest Income....................  $       (496)   $         350    $      (1,043)   $          615

                          FLORIDA COMMUNITY BANKS, INC.
                               September 30, 2004


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

              [The remainder of this page intentionally left blank]

                          FLORIDA COMMUNITY BANKS, INC.
                               September 30, 2004


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

Item 5 - Other Information

In October 2004, the Company declared a stock split and issued 1.2 shares for each share outstanding of the Company's common stock. The effect of this stock split has been retroactively reflected in the Company's consolidated financial statements. All references to weighted average shares outstanding and per share amounts included in the consolidated financial statements and accompanying notes reflect the stock split and its retroactive effect.

              [The remainder of this page intentionally left blank]

                          FLORIDA COMMUNITY BANKS, INC.
                               September 30, 2004


Item 6 - Exhibits

The following Exhibits are filed with this report:

Exhibit No.                                               Exhibit                                          Page

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

     10.4 Guarantee   Agreement   between  Florida   Community  Banks,  Inc.  as
          guarantor, and Wilmington Trust Company as guarantee trustee, dated as of June 21, 2002  (included as Exhibit 10.4 to the Company's Form 10-Q for the quarter ended September 30, 2002, and  incorporated  herein by reference).

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



                          FLORIDA COMMUNITY BANKS, INC.
                               September 30, 2004

Exhibit No.                                               Exhibit                                          Page


     10.7 Employee  Stock  Ownership  Plan  (included  as  Exhibit  10.5  to the
          Company's Form S-8 filed May 6, 2004.

     11   Statement re: computation of earnings per common share                                              27

     14 Code of Ethics (included as Exhibit 99.1 to the Company's Form 8-K filed on March 3, 2003, and incorporated herein by reference.)

     31.1 Chief Executive Officer - Certification of principal executive officer
          pursuant to the Exchange Act Rule 13(a)-14(a) or 15(d)-14(a).                                       28

     31.2 Chief Financial Officer - Certification of principal financial officer
          pursuant to the Exchange Act Rule 13(a)-14(a) or 15(d)-14(a).                                       29

     32.1 Chief Executive Officer - Certification  pursuant to 18 U.S.C. Section
          1350, as adopted pursuant to Section 906 of the  Sarbanes-Oxley Act of
          2002.                                                                                               30

     32.2 Chief Financial Officer - Certification  pursuant to 18 U.S.C. Section
          1350, as adopted pursuant to Section 906 of the  Sarbanes-Oxley Act of
          2002.                                                                                               30




             [The remainder of this page intentionally left blank.]

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          FLORIDA COMMUNITY BANKS, INC.



By:  /s/ Stephen L. Price                             November 10, 2004
    -------------------------------------             ----------------------
    Stephen L. Price                                  Date
    President and Chief Executive Officer




By:  /s/ Thomas V. Ogletree                           November 10, 2004
    -------------------------------------             ----------------------
    Thomas V. Ogletree                                Date
    Chief Financial Officer

Exhibit 11 - Statements Re: Computation of Per Share Earnings


                          FLORIDA COMMUNITY BANKS, INC.

                    COMPUTATION OF EARNINGS PER COMMON SHARE



The following tabulation presents the calculation of basic and diluted earnings per common share for the three-month and nine-month periods ended September 30, 2004 and 2003. Average shares outstanding have been retroactively adjusted on an equivalent share basis for the effects of the stock dividends and splits as discussed in the notes to the financial statements.


                                                                Three Months                   Nine Months
                                                             Ended September 30,           Ended September 30,
                                                     -----------------------------    -----------------------------
                                                          2004            2003             2004           2003
                                                     -------------    -------------   -------------  --------------
Basic Earnings Per Share:
   Net income....................................    $   2,999,731    $   1,965,043   $   9,051,298  $    6,121,048
                                                     -------------    -------------   -------------  --------------
   Earnings on common shares.....................    $   2,999,731    $   1,965,043   $   9,051,298  $    6,121,048
                                                     -------------    -------------   -------------  --------------
   Weighted average common shares
     outstanding - basic.........................        4,519,661        4,497,575       4,515,556       4,497,575
                                                     -------------    -------------   -------------  --------------

   Basic earnings per common share...............    $        0.66    $        0.44   $        2.00  $         1.36
                                                     -------------    -------------   -------------  --------------

Diluted Earnings Per Share:
   Net income....................................    $   2,999,731    $   1,965,043   $   9,051,298  $    6,121,048
                                                     -------------    -------------   -------------  --------------

   Weighted average common shares
     outstanding - diluted.......................        4,575,409        4,520,195       4,567,390       4,522,566
                                                     -------------    -------------   -------------  --------------

   Diluted earnings per common share.............    $        0.66    $        0.43   $        1.98  $         1.35
                                                     -------------    -------------   -------------  --------------

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



Date: November 10, 2004     By:  /s/ Stephen L. Price
                                 ------------------------------------------
                            Stephen L. Price, President, Chief Executive Officer
                            and Chairman of the Board of Directors

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



Date: November 10, 2004   By: /s/ Thomas V. Ogletree
                             ----------------------------------------------
                              Thomas V. Ogletree
                              Chief Financial Officer

EXHIBIT 32.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with Florida Community Banks, Inc.'s ("Company") Quarterly Report on Form 10-Q for the period ended September 30, 2004 ("Report"), each of the undersigned certify that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  November 10, 2004       By:   /s/ Stephen L. Price
                                  --------------------------------------------
                                  Stephen L. Price
                                  President and Chief Executive Officer



EXHIBIT 32.2

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with Florida Community Banks, Inc.'s ("Company") Quarterly Report on Form 10-Q for the period ended September 30, 2004 ("Report"), each of the undersigned certify that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





Date:  November 10, 2004       By:   /s/ Thomas V. Ogletree
                                     ---------------------------------------
                                     Thomas V. Ogletree
                                     Chief Financial Officer