Form 10-Q/A
period 2004-09-30
FLORIDA COMMUNITY BANKS INC
filed 2004-11-15
CIK 1170902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    Form 10-Q/A


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


Common Stock, $0.01 par              Outstanding at November 10, 2004: 4,519,661

                                    Form 10-Q/A
                          FLORIDA COMMUNITY BANKS, INC.
                               September 30, 2004



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

Signatures

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                          FLORIDA COMMUNITY BANKS, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
              September 30, 2004 (Unaudited) and December 31, 2003


                                                                                  September 30,
                                                                                      2004           December 31,
                                                                                   (Unaudited)           2003
Assets
   Cash and due from banks...................................................   $     18,426,282  $      15,897,716
   Federal funds sold........................................................          8,515,000         13,765,000
   Interest-bearing deposits with banks......................................          1,755,322            857,133
                                                                                ----------------  -----------------
       Cash and Cash Equivalents.............................................         28,696,604         30,519,849

Securities available for sale................................................          3,184,977          3,184,977
Securities held-to-maturity, fair value of $41,706,400 and $35,296,326.......         41,803,645         35,752,905

Loans, net of unearned income................................................        512,223,250        437,592,827
Allowance for loan losses....................................................         (9,228,466)        (8,066,817)
                                                                                ----------------  -----------------
       Net Loans.............................................................        502,994,784        429,526,010

Premises and equipment, net..................................................         12,865,260         12,767,507
Accrued interest.............................................................          2,966,769          2,709,102
Foreclosed real estate.......................................................          5,880,033          6,121,833
Deferred taxes, net..........................................................          3,688,150          3,162,883
Other assets.................................................................          1,432,957          1,762,640
                                                                                ----------------  -----------------
       Total Assets..........................................................   $    603,513,179  $     525,507,706
                                                                                ================  =================
Liabilities and Shareholders' Equity

Liabilities
   Non-interest-bearing......................................................   $     96,035,952  $      78,296,949
   Interest-bearing..........................................................        387,716,369        344,987,453
                                                                                ----------------  -----------------
       Total Deposits........................................................        483,752,321        423,284,402

Short-term borrowings........................................................         15,000,000          7,500,000
Federal Home Loan Bank advances..............................................         40,000,000         40,000,000
Notes payable................................................................                  -             21,698
Subordinated debentures......................................................         10,310,000         10,310,000
Deferred compensation........................................................            330,714            372,870
Accrued interest.............................................................          1,439,177            858,783
Other liabilities............................................................          2,013,270          1,074,184
                                                                                ----------------  -----------------
       Total Liabilities.....................................................        552,845,482        483,421,937

Shareholders' Equity
   Common stock-par value $.01 per share, 10,000,000 shares
     authorized, 4,519,661 and 4,497,169 shares issued
     and outstanding.........................................................             45,197             44,972
   Paid-in capital...........................................................         17,144,566         16,672,565
   Retained earnings.........................................................         33,477,934         25,368,232
                                                                                ----------------  -----------------
       Total Shareholders' Equity............................................         50,667,697         42,085,769
                                                                                ----------------  -----------------
Total Liabilities and Shareholders' Equity...................................   $    603,513,179  $     525,507,706
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


                 See notes to consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  Nine months Ended September 30, 2004 and 2003
                                   (Unaudited)


                                                                                           Nine Months
                                                                                        Ended September 30,
                                                                                      2004               2003

Interest Income
   Interest and fees on loans................................................   $     27,443,900  $      23,950,231
   Interest and dividends
     Taxable securities......................................................          1,080,006          1,004,934
     Tax-exempt securities...................................................                  -                  -
   Interest on federal funds sold and other interest income..................            270,595            297,717
                                                                                ----------------  -----------------
       Total Interest Income.................................................         28,794,501         25,252,882

Interest Expense
   Interest on deposits......................................................          5,173,556          6,309,702
   Interest on borrowed funds................................................          1,525,347          1,625,728
                                                                                ----------------  -----------------
       Total Interest Expense................................................          6,698,903          7,935,430
                                                                                ----------------  -----------------
Net Interest Income..........................................................         22,095,598         17,317,452

Provision for loan losses....................................................          1,250,000          1,300,000
                                                                                ----------------  -----------------
Net Interest Income After Provision for Loan Losses..........................         20,845,598         16,017,452

Noninterest Income
   Customer service fees.....................................................          1,413,583          1,400,832
   Real estate rental income ................................................             61,898             63,836
   Other non-interest income.................................................            613,918            490,748
   Gain on sale of fixed assets..............................................            414,508                  -
                                                                                ----------------  -----------------
       Total Noninterest Income..............................................          2,503,907          1,955,416

Noninterest Expenses
   Salaries and employee benefits............................................          5,853,628          5,272,619
   Occupancy and equipment expense...........................................          1,287,218          1,137,240
   Other non-interest expenses...............................................          1,697,674          1,729,084
                                                                                ----------------  -----------------
       Total Noninterest Expenses............................................          8,838,520          8,138,943
                                                                                ----------------  -----------------
Income before income taxes...................................................         14,510,985          9,833,925
Provision for income tax expense.............................................          5,459,687          3,712,877
                                                                                ----------------  -----------------
Net Income...................................................................   $      9,051,298  $       6,121,048
                                                                                ================  =================
Earnings Per Common Share
   Basic.....................................................................   $           2.00  $           1.36
   Diluted...................................................................               1.98              1.35

Cash Dividends Declared
   Cash dividends declared per common share..................................   $           0.21  $           0.00

Weighted Average Shares Outstanding
   Basic.....................................................................          4,515,556          4,497,575
   Diluted...................................................................          4,567,390          4,522,566


                 See notes to consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      Nine months Ended September 30, 2004
                                   (Unaudited)





                                                   Common           Paid-in          Retained
                                                    Stock           Capital          Earnings            Total

Balance at December 31, 2003...............    $       44,972   $   16,672,565    $   25,368,232   $     42,085,769

Net income - Nine months ended
   September 30, 2004......................                 -                -         9,051,298          9,051,298

Payment of cash dividends..................                 -                -          (941,596)          (941,596)

Sale of common stock.......................               225          464,977                 -            465,202

Effect of expensing stock options..........                 -            7,024                 -              7,024
                                               --------------   --------------   ----------------  -----------------
Balance at September 30, 2004..............    $       45,197   $   17,144,566    $    33,477,934   $     50,667,697
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


Note G - Stock-Based Compensation



During 2002 the Company adopted a Key Employee Stock Compensation Program under which statutory and non-statutory stock options may be granted to certain key employees. The options granted provide for these key employees to purchase shares of the Company's $0.01 par value common stock at no less than the market value at the dates of grant. The options granted may be exercised within ten years from the dates of grant subject to vesting requirements. Prior to 2003, the Company accounted for this plan under the recognition and measurement provisions of APB No. 25, Accounting for Stock Issued to Employees, and the related Interpretations. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based
Compensation, as provided by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 allows for a prospective method of adoption of SFAS 123, whereas, the Company can prospectively account for the current expense of options granted during 2003 and thereafter. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unearned awards in each period.


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
                                                                                ================  =================


              [The remainder of this page intentionally left blank]

                          FLORIDA COMMUNITY BANKS, INC.
                               September 30, 2004




Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to assist an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the consolidated financial statements and related notes appearing in Item 1 of the September 30, 2004, Form 10-Q/A, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Forward-Looking Information

Certain statements contained in this Quarterly Report on Form 10-Q/A, which are not historical facts, are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. In addition, the Company, through its senior management, from time to time makes forward-looking public statements concerning its expected future operations and performance and other developments. All forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "expect," "anticipates," "intend" and "project" and similar words or expression are intended to identify forward-looking statements. In addition to risks and uncertainties that may affect operations, performance, growth projections and the results of the Company's business, which include, but are not limited to, fluctuations in the economy, the relative strength and weakness in the commercial and consumer sector and in the real estate market, the actions taken by the Federal Reserve Board for the purpose of managing the economy, interest rate movements, the impact of competitive products, services and pricing, timely development by the Company of technology enhancements for its products and operating systems, legislation and similar matters, the Company's future operations, performance, growth projections and results will depend on its ability to respond to the challenges associated with a weakening economy, particularly in real estate development, which is prominent in the Company's primary market. Although management of the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Prospective investors are cautioned that any such forward-looking statements are not guaranties of future performance, involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events or circumstances that may affect the accuracy of any forward-looking statement.


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



By:  /s/ Stephen L. Price                             November 15, 2004
    -------------------------------------             ----------------------
    Stephen L. Price                                  Date
    President and Chief Executive Officer




By:  /s/ Thomas V. Ogletree                           November 15, 2004
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

Exhibit 31.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Stephen L. Price, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Florida Community Banks, Inc.

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



Date: November 15, 2004     By:  /s/ Stephen L. Price
                                 ------------------------------------------
                            Stephen L. Price, President, Chief Executive Officer
                            and Chairman of the Board of Directors

Exhibit 31.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Thomas V. Ogletree, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Florida Community Banks, Inc.

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



Date: November 15, 2004   By: /s/ Thomas V. Ogletree
                             ----------------------------------------------
                              Thomas V. Ogletree
                              Chief Financial Officer

EXHIBIT 32.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with Florida Community Banks, Inc.'s ("Company") Quarterly Report on Form 10-Q/A for the period ended September 30, 2004 ("Report"), each of the undersigned certify that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  November 15, 2004       By:   /s/ Stephen L. Price
                                  --------------------------------------------
                                  Stephen L. Price
                                  President and Chief Executive Officer



EXHIBIT 32.2

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with Florida Community Banks, Inc.'s ("Company") Quarterly Report on Form 10-Q/A for the period ended September 30, 2004 ("Report"), each of the undersigned certify that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





Date:  November 15, 2004       By:   /s/ Thomas V. Ogletree
                                     ---------------------------------------
                                     Thomas V. Ogletree
                                     Chief Financial Officer