Form 10-K
period 2004-12-31
FLORIDA COMMUNITY BANKS INC
filed 2005-03-15
CIK 1170902

Securities and Exchange Commission

                             Washington, D.C. 20549
                              -------------------
                                    FORM 10-K
                                  ANNUAL REPORT
                              -------------------
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004      Commission File No. 000-1170902

                          FLORIDA COMMUNITY BANKS, INC.
             (Exact Name of Registrant As Specified In Its Charter)

           Florida                                      35-2164765
--------------------------------            --------------------------------
   (State of Incorporation)               (I.R.S. Employer Identification No.)

1400 North 15th Street, Immokalee, Florida              34142-2202
------------------------------------------       -----------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                               Yes __X__   No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

Indicate by check mark whether the registrant is an accelerated filer
 (as defined in Exchange Act Rule 12b-2):     Yes __X__   No _____

The issuer's revenues for its most recent fiscal year were $43,357,549.

There is no established trading market for the registrant's capital stock. The aggregate market value of the stock held by non-affiliates of the registrant at March 4, 2005, was $122,548,167 based on a per share price of $27.00, which is the price of the last trade of which management is aware as of such date. Although directors and executive officers of the registrant were assumed to be "affiliates" of the registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

At March 4, 2005, there were 4,538,821 shares of the registrant's Common Stock outstanding.

This statement has not been reviewed, or confirmed for accuracy or relevance, by the Federal Deposit Insurance Corporation.

Documents Incorporated by Reference

Portions of the registrant's definitive Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.
================================================================================

                          FLORIDA COMMUNITY BANKS, INC.

                          2004 Form 10-K Annual Report


                                TABLE OF CONTENTS



    Item Number                                                                                         Page or
   in Form 10-K                                          Description                                    Location
----------------      --------------------------------------------------------------------------       ---------

   PART I

   Item 1.            Business...................................................................            3

   Item 2.            Properties.................................................................            8

   Item 3.            Legal Proceedings..........................................................            8

   Item 4.            Submission of Matters to a Vote of Security Holders........................            8

   PART II

   Item 5.            Market for the Registrant's Common Equity and Related
                      Shareholder Matters........................................................            9

   Item 6.            Selected Financial Data....................................................           10

   Item 7.            Management's Discussion and Analysis of Financial
                      Condition and Results of Operations........................................           11

   Item 7A.           Quantitative and Qualitative Disclosures About Market Risk.................           11

   Item 8.            Financial Statements and Supplementary Data................................           32

   Item 9.            Changes in and Disagreements with Accountants on Accounting
                      and Financial Disclosure...................................................           74

   Item 9A.           Controls and Procedures....................................................           74

   Item 9B.           Other Information..........................................................           75

   PART III

   Item 10.           Directors, Executive Officers, Promoters and Control Persons;
                      Compliance with Section 16(a) of the Exchange Act..........................           75

   Item 11.           Executive Compensation.....................................................           75

   Item 12.           Security Ownership of Certain Beneficial Owners and Management.............           75

   Item 13.           Certain Relationships and Related Transactions.............................           75

   Item 14.           Principal Accountant Fees and Service......................................           75

   PART IV

   Item 15.           Exhibits and Financial Statements Schedules.................................           76

   Signatures

   Certification of Periodic Financial Reports

                                     PART I


ITEM 1.    BUSINESS

General

     Florida Community Banks, Inc. ("FCBI" or the "Company") is a bank holding company, which owns all of the common stock of Florida Community Bank ("Bank" or "FCB") and a special purpose business trust organized to issue Trust Preferred Securities. The special purpose business trust is not consolidated in the financial statements that are included elsewhere herein. FCBI is a Florida corporation registered with the Board of Governors of the Federal Reserve System as a bank holding company under the Bank Holding Company Act of 1956, as amended. Through its subsidiary Bank, FCBI is engaged in the commercial banking business in southwestern Florida with offices in Collier, Lee, Hendry, Glades and Charlotte counties. At December 31, 2004, FCBI had total assets of approximately $661 million, total deposits of approximately $521 million and stockholders' equity of approximately $53 million.

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

     The Company employs approximately 160 persons and it believes that its relationship with these employees is good.

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

Facilities

     The Bank's main office in Immokalee, Florida was purchased in 1962. At December 31, 2004, the Bank operated nine branch offices, with a tenth office scheduled to open in January 2005. The Lehigh Acres branch was acquired in 1996 as a result of the acquisition of Tri-County Bank of Lehigh Acres. The Golden Gate branch operates in a facility leased in 1997, on a month-to-month basis, with adjustments made annually to the lease cost based on the Consumer Price Index. The LaBelle branch was acquired as a result of the acquisition of Hendry County Bank by merger in 1998. The land for the Port Charlotte branch was purchased in 1998 and the branch opened in 1999 after construction was completed. The facility for the Ft. Myers branch is leased for 15 years (with renewal options after that period) and opened in 2000. The Bank owns the Punta Gorda branch and the underlying land is subject to a 99-year lease, which commenced in 2000. Land for a second Cape Coral branch was purchased in 2003 and the branch is scheduled to open in January 2005. All of the branch facilities are in good condition.

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

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") substantially revised the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act. Among other things, FDICIA requires the federal banking regulators to take prompt corrective action in respect to depository institutions that do not meet minimum requirements. FDICIA established five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets each such measure, undercapitalized if it fails to meet any such measure, significantly undercapitalized if it is significantly below any such measure and critically undercapitalized if it fails to meet any critical capital level set forth in the regulations. The critically undercapitalized level occurs where tangible equity is less than 2% of total tangible assets or less than 65% of the minimum leverage ratio prescribed by regulation (except to the extent that 2% would be higher than such 65% level). A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

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

          |X| various increased criminal penalties for violations of securities laws.

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

     Federal banking regulators continued their preparations for the expected issuance by the Basel Committee on Banking Supervision of final "Basel II" regulatory capital guidelines, would mandate changes for large banks in the way in which their risk-based capital requirements are calculated. The guidelines are widely believed likely to permit significant reductions in the levels of required capital for such banks. It is uncertain at the present time if our banking subsidiary or the Holding Company will be either required to or permitted to make changes in the regulatory capital structure in accordance with Basel II guidelines.

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

Available Information

     The Company presently does not have a website.

     Copies of the Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are available at no charge. Those who would like a copy should contact Guy W. Harris, Chief Financial Officer, Florida Community Banks, Inc., 1400 North 15th Street, Immokalee, Florida 34142.

     We currently file periodic reports with the Securities and Exchange Commission (including Form 10-Ks, Form 10-Qs, Proxy Statements, etc.). We file these periodic reports electronically via EDGAR and they can be reviewed at the Securities and Exchange Commission's website: www.sec.gov.

ITEM 2.    PROPERTIES

     For the description of the property of the Company,  see "ITEM I - BUSINESS
- Facilities."

ITEM 3.    LEGAL PROCEEDINGS

     There are no material proceedings to which the Company is a party.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2004.

                                     PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     There is no established trading market for the Company's Common Stock, $.01 par value (the "Common Stock"), which has been traded inactively in private transactions. Therefore, no reliable information is available as to trades of the Common Stock or as to the prices at which Common Stock has traded.

     In December 2004, the Company issued 1.2 shares for 1.0 share stock split, thereby increasing the number of shares outstanding from 3,766,384 to 4,519,321.

     Management has reviewed the limited information available as to the ranges at which the Common Stock has been sold and is aware of trades that occurred during 2003 and 2004. To the best of management's knowledge, the last trade in December was executed at a price of $25.75 per share. The per share price data regarding the Common Stock is provided for information purposes only and should not be viewed as indicative of the actual or market value of the Common Stock.


                                                                                              Estimated Price
                                                                                              Range Per Share
                                                                                            High              Low
2004 (Split Adjusted):
   First Quarter.................................................................   $       25.00    $       20.63
   Second Quarter................................................................           23.33            22.50
   Third Quarter.................................................................           25.00            23.33
   Fourth Quarter................................................................           25.75            24.19

2003 (Split Adjusted):
   First Quarter.................................................................   $       17.88    $       16.67
   Second Quarter................................................................           20.83            18.23
   Third Quarter.................................................................           19.62            17.19
   Fourth Quarter................................................................           20.63            19.97

     As of March 4, 2005, there were 4,538,821 shares of Common Stock outstanding held by approximately 928 shareholders of record.

     The payment of future dividends will be at the sole discretion of the Company's Board of Directors and will depend on, among other things, future earnings, capital requirements, the general financial condition of the Company and general business conditions. The Company paid dividends of $.21 per share (split-adjusted) in the fourth and second quarters of 2004, $.18 per share (split-adjusted) in the fourth quarter of 2003 and a dividend of $.24 per share (split-adjusted) in the second quarter of 2002.

Equity compensation plan

     At their Annual Meeting, the Bank's shareholders adopted the 2002 Key Employee Stock Compensation Program ("Employee Program"), which was assumed by FCBI upon its acquisition of the Bank. The following table reflects the number of shares to be issued upon the exercise of options granted under the Employee Program, the weighted-average exercise price of all such options, and the total number of shares of common stock reserved for the issuance upon the exercise of authorized, but not-yet-granted options, as of December 31, 2004.

                                                                                         Number of Equity Securities
                                      Number of Securities to be   Weighted-average       Remaining Available for
                                      Issued Upon the Exercise    Exercise Price of         Future Issuance Under
            Plan Category              of Outstanding Options     Outstanding Options    Equity Compensation Plan
------------------------------------  ------------------------  ----------------------  ---------------------------

Equity Compensation Plans
   Approved by Shareholders.........            170,328              $       16.34                   54,551
Equity Compensation Plans
   Not Approved by Shareholders.....                 --                         --                       --
                                            -----------              -------------              -----------

   Total............................            170,328              $       16.34                   54,551
                                            ===========              =============              ===========

ITEM 6.    SELECTED FINANCIAL DATA

     The following table presents on a historical basis selected financial data and ratios for the Company. All averages are daily averages.

                                                                          Years Ended December 31,
                                                       ------------------------------------------------------------
                                                           2004         2003        2002        2001        2000
                                                       ----------    ---------   ---------   ----------  ----------
                                                                (Dollars in thousands except per share data)

Earnings Summary:
   Interest income...................................  $   39,584    $  33,520   $  31,266   $   27,903  $   24,991
   Interest expense..................................       9,200       10,081      11,787       12,018      10,276
   Net interest income...............................      30,384       23,439      19,479       15,885      14,715
   Provision for loan losses.........................       1,971        1,700       2,510          720       1,000
   Net interest income after provision for loan losses     28,413       21,739      16,969       15,165      13,715
   Non-interest income...............................       3,774        2,729       2,320        1,699       1,804
   Non-interest expense..............................      12,251       10,980       9,020        8,226       7,553
   Income before income taxes........................      19,936       13,488      10,269        8,638       7,966
   Applicable income taxes...........................       7,694        5,091       3,851        3,292       2,881
   Net income........................................      12,242        8,397       6,418        5,346       5,085

Per Common Share Data:
(Retroactively adjusted for effects of stock dividends
  and stock splits)
   Net income - basic ...............................  $     2.71    $    1.87   $    1.43    $    1.19   $    1.13
   Net income - diluted..............................        2.68         1.85        1.42         1.19        1.13
   Cash dividends declared per common share..........        0.42         0.18        0.24         0.48        0.44

Selected Average Balances:
   Total assets......................................  $  588,771    $ 513,583   $ 446,318   $  324,188  $  263,289
   Total loans.......................................     490,521      425,278     370,062      255,294     206,333
   Securities........................................      43,567       32,618      41,106       40,418      39,676
   Earning assets....................................     552,930      486,643     426,374      307,524     247,238
   Deposits..........................................     483,135      411,084     366,632      271,431     216,348
   Long-term borrowings..............................      50,762       55,660      41,701       17,478      15,607
   Shareholders' equity..............................      48,365       38,867      32,025       28,009      24,724
   Shares outstanding (split adjusted, in thousands).       4,516        4,497       4,497        4,497       4,497

Selected Period-End Balances:
   Total assets......................................  $  660,864    $ 525,508   $ 521,758   $  388,061  $  296,452
   Total loans.......................................     552,509      437,593     416,414      318,666     227,155
   Securities........................................      74,265       38,938      36,524       35,001      42,270
   Earning assets....................................     627,722      491,153     498,509      364,012     273,356
   Deposits..........................................     520,585      423,284     423,935      317,861     249,059
   Long-term borrowings..............................      70,310       50,332      60,349       37,580      15,093
   Shareholders' equity..............................      52,928       42,086      34,464       29,139      25,970
   Shares outstanding (split adjusted, in thousands).       4,519        4,497       4,497        4,497       4,497

Selected Ratios:
   Return on average equity..........................       25.31%       21.60%      20.04%       19.09%      20.57%
   Return on average assets..........................        2.08         1.63        1.44         1.65        1.93
   Net interest margin...............................        5.50         4.82        4.57         5.17        5.95
   Allowance for loan losses to loans................        1.77         1.84        1.52         1.19        1.44
   Net charge-offs to average loans..................        0.05        (0.01)       0.00         0.07        0.00
   Average equity to average assets..................        8.21         7.57        7.18         8.64        9.39

Cash Dividends Declared..............................  $    1,883    $     781   $   1,093   $    2,178  $    1,988

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

Summary

     Net income for 2004 was $12,241,932, a 45.8% increase over 2003 net income. Net income for 2003 was $8,396,549, a 30.8% increase over 2002 net income. Net income for 2002 was $6,418,306, a 20.1% increase over 2001 net income. Diluted net income per common share for 2004 was $2.68 compared to $1.85 in 2003 and $1.42 in 2002. Net income for 2001 was $5,346,217, a 5.1% increase from 2000 net income of $5,085,061.

         The increases in net income from 2000 to 2001 and from 2001 to 2002 were primarily attributable to increased volume of loans, with the resulting increase in interest and fees. In 2001 and 2002, the volume increase in loans more than offset the decrease in loan interest rates as discussed more fully below. The increase from 2002 to 2003 and from 2003 to 2004 was primarily attributable to an increase in the net interest margin as deposit costs decreased more than loan yields decreased.

Earning Assets

     During 2004, earning assets averaged $553 million, an increase of $66 million (13.6%) over 2003. During 2003, earning assets averaged $487 million, an increase of $60 million (14.1%) over 2002. During 2002, earning assets averaged $426 million, an increase of $119 million (38.6%) over 2001.

     The management of the Company considers many criteria in managing earning assets, including creditworthiness, diversification, maturity, and interest rate sensitivity. The following table sets forth the Company's interest-earning assets by category at December 31, in each of the last three years.

                                                                                         December 31,
                                                                           ----------------------------------------
                                                                               2004          2003          2002
                                                                           -----------   -----------    -----------
                                                                                        (In thousands)

Interest-bearing deposits with banks....................................   $       948   $       857    $    12,668
Securities..............................................................        74,265        38,938         36,524
Federal funds sold......................................................            --        13,765         32,902
Loans:
   Real estate..........................................................       492,966       381,709        361,420
   Commercial and other.................................................        59,543        55,884         54,994
                                                                           -----------   -----------    -----------
     Total loans........................................................       552,509       437,593        416,414
                                                                           -----------   -----------    -----------

Interest-earning assets ................................................   $   627,722   $   491,153    $   498,508
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

     Average loans increased $65 million (15.3%) in 2004 compared to 2003. The increase in loans was a result of successful marketing efforts to originate real estate construction loans and other real estate loans. Loan growth for 2004 was funded primarily by issuance of brokered certificate of deposits, as well as by the growth in the bank's core deposits (demand deposits, money market and savings accounts).

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



             [The remainder of this page intentionally left blank.]

     The following table sets forth the balances in certain categories of loans at December 31 for each of the five years ending December 31, 2004.

                                                              Loan Portfolio

                                                                December 31,
                            2004                2003                2002              2001               2000
                     -----------------   -----------------   ----------------   ----------------  -----------------
                               Percent             Percent             Percent            Percent           Percent
                      Amount   of Total   Amount  of Total    Amount  of Total  Amount   of Total  Amount  of Total
                     --------  --------  -------  --------   -------- --------  -------  -------- -------- --------
                                                           (Dollars in Thousands)

Commercial, financial
  and agricultural.  $ 51,378      9.26% $ 45,274    10.31%  $ 42,876   10.27% $ 38,007    11.92% $ 37,628    16.56%
Real estate -
  construction.....   270,016     48.69   172,890    39.37    140,723   33.70    93,049    29.17    73,665    32.42
Real estate -
  mortgage            222,950     40.20   208,819    47.55    220,697   52.84   179,261    56.20   110,409    48.60
Consumer...........     8,086      1.46    10,665     2.43     12,089    2.89     8,481     2.66     5,267     2.32
Other..............     2,181      0.39     1,487     0.34      1,226    0.30       157     0.05       221     0.10
                     --------  --------  --------  -------   --------  ------   -------  -------  --------  -------
                      554,611    100.00%  439,135   100.00%   417,611  100.00%  318,955   100.00%  227,190   100.00%
                                 ======             ======             ======            =======            =======

Unearned income....    (2,102)             (1,542)             (1,197)             (289)               (35)
Allowance for loan
  losses...........    (9,791)             (8,067)             (6,319)           (3,803)            (3,267)
                     --------            --------            --------           -------           --------

Net loans..........  $542,718            $429,526            $410,095          $314,863           $223,888
                     ========            ========            ========          ========           ========


     The following table shows the maturity distribution of selected loan classifications at December 31, 2004, and an analysis of those loans maturing in over one year:

              Selected Loan Maturity and Interest Rate Sensitivity

                                                                                        Rate Structure for Loans
                                                        Maturity                         Maturing Over One Year
                                                Over One
                                      One         Year         Over                    Predetermined   Floating or
                                    Year or      Through       Five                      Interest      Adjustable
                                     Less      Five Years      Years        Total          Rate           Rate
                                 -----------   -----------  -----------  -----------  -------------  --------------
                                                             (Amounts in thousands)

Commercial, financial
   and agricultural............  $    22,280   $    26,598  $     2,500  $    51,378  $      19,348  $        9,750
Real estate - construction.....      156,238        93,257       20,521      270,016         86,689          27,089
                                 -----------   -----------  -----------  -----------  -------------  --------------

   Total.......................  $   178,518   $   119,855  $    23,021  $   321,394  $     106,037  $       36,839
                                 ===========   ===========  ===========  ===========  =============  ==============

     For the purposes of this schedule, loans that have reached the fixed contractual floor rate are treated as having a pre-determined interest rate.

Securities Portfolio

     The securities portfolio increased by $35 million or 90.7% from 2003 to 2004. The securities portfolio increased by $2.4 million or 6.6% from 2002 to 2003. The balance in the securities portfolio increased by $1.5 million or 4.4% from 2001 to 2002. The increase in the securities portfolio from 2003 to 2004 was largely as a result of a $30 million leverage transaction that was put together to better utilize the banks excess capital. From 2001 through 2003 the securities were relatively flat as funds were allocated primarily to the loan portfolio throughout that period.

     The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity through borrowings secured by that portfolio. On a daily basis, funds available for short-term investment are determined. Funds available for long-term investment are projected based upon anticipated loan and deposit growth, liquidity needs, pledging requirements, maturities of securities, and other factors. The Company holds two classifications of securities: "Held-to-Maturity" and "Available-for-Sale." The Available-for-Sale securities are carried at estimated fair market value and are equity securities at year-end 2004, 2003 and 2002. Held-to-Maturity securities are carried at amortized cost and represent the largest portion of the total securities portfolio. At December 31, 2004, 2003 and 2002 there were no material unrealized gains (losses) in the Available-for-Sale portfolio. At December 31, 2004, 2003 and 2002, net unrealized gains (losses) in the Held-to-Maturity portfolio amounted to ($338,296), ($456,579), and $780,513, respectively.

     The following table presents the carrying amounts of the securities portfolio at December 31, in each of the last three years.

                              Securities Portfolio

                                                                                      December 31,
                                                                     ----------------------------------------------
                                                                         2004             2003            2002
                                                                     -------------   -------------   --------------
                                                                                     (In thousands)

 Held-to-Maturity:
   U.S. government and agencies.................................     $       1,997   $       1,768   $        3,000
   Mortgage-backed securities...................................            67,333          33,985           30,339
                                                                     -------------   -------------   --------------
     Total Held-to-Maturity.....................................            69,330          35,753           33,339
                                                                     -------------   -------------   --------------

 Available-for-Sale:
   Equity securities............................................             4,935           3,185            3,185
                                                                     -------------   -------------   --------------
     Total Available-for-Sale...................................             4,935           3,185            3,185
                                                                     -------------   -------------   --------------

Total Securities................................................     $      74,265   $      38,938   $       36,524
                                                                     =============   =============   ==============


     The following table indicates the respective maturities and weighted average yields of securities (dollars in thousands):

                      Security Portfolio Maturity Schedule

                                                                       Maturing
                                    -------------------------------------------------------------------------------
                                         Within            After One But          After Five But              After
                                        One Year          Within Five Years      Within Ten Years            Ten Years
                                    -----------------    --------------------   --------------------    -----------------
                                     Amount    Yield      Amount      Yield      Amount       Yield      Amount     Yield
                                    --------  -------    ---------    -------    --------     -------    -------   -------
                                            (Amounts in thousands, except percentages)
Securities Held-to-Maturity

   U.S. Government agencies......   $     --     0.00%  $   2,012      3.52%  $      --        0.00%   $      --     0.00%
   Mortgage-backed securities....         --     0.00         127      4.99       1,412        5.62       65,779     4.16
   Equity securities.............         --     0.00          --      0.00          --        0.00           --     0.00

Securities Available-for-Sale

   U.S. Government agencies......   $     --     0.00%  $      --      0.00%  $      --        0.00%   $      --     0.00%
   Mortgage-backed securities....         --     0.00          --      0.00          --        0.00           --     0.00
   Equity securities.............         --     0.00          --      0.00          --        0.00        4,935     3.68
                                    --------            ---------             ---------                 --------

Total Securities.................   $     --            $   2,139      3.61   $  1,412         5.62    $  70,714     4.11
                                    ========            =========             =========                 ========

     There were no securities held by the Company of which the aggregate value at December 31, 2004, 2003 and 2002 exceeded ten percent of shareholders' equity at that date. (Securities, which are payable from, and secured by the same source of revenue or taxing authority, are considered to be securities of a single issuer. Securities of the U.S. Government and U.S. Government agencies and corporations are not included.)

Deposits and Borrowed Funds

     Average deposits increased $72 million (17.5%) in 2004 compared to 2003. Average deposits increased $44 million (12.1%) in 2003 compared to 2002. Average deposits increased $95 million (35.1%) in 2002 compared to 2001. In 2004, the largest growth area was again in non-interest bearing demand deposits, money market and savings deposits, which increased $45.7 million in total. The largest area of growth in 2003 was in average money market, savings, and non-interest bearing demand deposits, which increased $29.7 million in total. From 2001 to 2002, the greatest increase was in time deposits, which increased $64.6 million.

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

     The following table sets forth the Company's deposit structure at December 31 in each of the last three years.

                                                                                      December 31,
                                                                     ----------------------------------------------
                                                                         2004             2003            2002
                                                                     -------------   -------------   --------------
                                                                                     (In thousands)

Noninterest-bearing deposits:
   Individuals partnerships and corporations....................     $     106,569   $      72,498   $       49,970
   U.S. Government and states and political subdivisions........             2,290           3,201            2,311
   Certified and official checks................................             4,358           2,598            2,197
                                                                     -------------   -------------   --------------
     Total non-interest-bearing deposits........................           113,217          78,297           54,478
                                                                     -------------   -------------   --------------

Interest-bearing deposits:
   Interest - bearing demand accounts...........................            38,158          29,885           24,774
   Savings accounts.............................................           120,171         103,060           92,109
   Certificates of deposit, less than $100,000..................            64,417          69,096          111,774
   Certificates of deposit, more than $100,000..................           184,622         142,946          140,800
                                                                     -------------   -------------   --------------
     Total interest-bearing deposits............................           407,368         344,987          369,457
                                                                     -------------   -------------   --------------

     Total deposits.............................................     $     520,585   $     423,284   $      423,935
                                                                     =============   =============   ==============


     The following table presents a breakdown by category of the average amount of deposits and the weighted average rate paid on deposits for the periods indicated:

                                                                  Years Ended December 31,
                                           -----------------------------------------------------------------------
                                                    2004                    2003                     2002
                                           ----------------------  ----------------------   -----------------------
                                              Amount       Rate       Amount       Rate       Amount        Rate
                                           ----------  ----------  ----------   ---------   ---------    ----------
                                                                   (Dollars in thousands)

Non interest-bearing deposits............  $   94,085      0.00%   $   64,306       0.00%   $  53,376        0.00%
Interest-bearing demand deposits.........      33,216      0.30        27,389       0.38       23,460        0.90
Savings deposits.........................     121,024      1.00       105,121       1.29       86,383        1.98
Time deposits............................     234,810      2.47       214,268       3.02      203,413        3.99
                                           ----------              ----------               ---------

  Total deposits.........................  $  483,135      1.47    $  411,084       1.93    $ 366,632        2.74
                                           ==========              ==========               =========

     At December 31, 2004, time deposits of $100,000 or greater aggregated approximately $184.6 million. The following table indicates, as of December 31, 2004, the dollar amount of $100,000 or more time deposits by the time remaining until maturity (in thousands):

                        Maturities of Large Time Deposits
                                 (In thousands)


   Three months or less..........................................................................    $       30,320
   Over three through six months.................................................................             2,185
   Over six through twelve months................................................................            54,964
   Over twelve months............................................................................            97,153
                                                                                                     --------------

     Total.......................................................................................    $      184,622
                                                                                                     ==============

     At December 31, 2004 and 2003, respectively, borrowed funds consisted primarily of long-term debt. The Bank had $54,000,000 in available lines to purchase federal funds and the Company had $5,000,000 in available lines to purchase federal funds, on an unsecured basis, from other financial institutions. At December 31, 2004, the Bank had $3,851,000 advanced against those lines and the Company had $100,000 advanced against those lines. At December 31, 2003, the Bank had $7,000,000 advanced under one of those lines and, at December 31, 2001, the Bank had $1,086,000 advanced against these lines. There were no advances against these lines at the end of 2002. At December 31, 2004 the Company also had credit available of approximately $99 million with the Federal Home Loan Bank of Atlanta, of which approximately $39 million was available and unused. The ability to utilize the remaining line is dependent on the amount of eligible collateral that is available to pledge to the Federal Home Loan Bank. At December 31, 2003 and 2002 the Company had credit available of approximately $79 million with the Federal Home Loan Bank of Atlanta. Of the credit available, $46,000,000 (of which $6,000,000 was a letter of credit used to secure public funds) and $50,000,000 had been utilized at December 31, 2003 and 2002, respectively. The line is secured by residential and commercial real estate loans and investment securities at December 31, 2004.

     The following table sets forth the expected debt service for the next five years based on interest rates and repayment provisions as of December 31, 2004.

                          Maturities of Long-term Debt
                                 (In thousands)

                                                          2005        2006        2007        2008         2009
                                                       ---------   ---------    --------    --------    -----------

   Interest on indebtedness.........................   $   2,471   $   2,204    $  2,204    $    2,204  $     2,194
   Repayment of principal...........................      15,000          --          --            --        5,000
                                                       ---------   ---------    --------    ----------   ----------

                                                       $  17,471   $   2,204    $  2,204    $    2,204  $     7,194
                                                       =========   =========    ========    ==========  ===========

Capital Resources

     Shareholders' equity increased $10.8 million to $52.9 million as of December 31, 2004, increased $7.6 million to $42.1 million as of December 31, 2003, and increased $5.3 million to $34.5 million as of December 31, 2002. Shareholders' equity increased $3.2 million to $29.1 million as of December 31, 2001. The increase in shareholders' equity for 2004, 2003 and 2002 was attributable to net income, less dividends declared.

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

     The table below summarizes these and other key ratios for the Company for each of the last three years.

                           Return on Equity and Assets

                                                                         2004             2003            2002
                                                                     -------------   -------------   --------------

Return on average assets...........................................           2.08%           1.63%           1.44%
Return on average common equity....................................          25.31           21.60           20.04
Dividend payout ratio..............................................          15.38            9.30           17.03
Average common shareholders' equity to average
   assets ratio....................................................           8.21            7.57            7.18

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

     The table below illustrates the Company's regulatory capital ratios under federal guidelines at December 31, 2004, 2003 and 2002:


                             Capital Adequacy Ratios

                                                             Statutory             Years ended December 31,
                                                                           ----------------------------------------
                                                              Minimum          2004          2003          2002
                                                            ------------   -----------   -----------    -----------
                                                                                    (Amounts in thousands)

  Tier I Capital...........................................                $    62,928   $    52,086    $    44,464
  Tier II Capital..........................................                      7,608         6,136          5,856
                                                                           -----------   -----------    -----------

  Total Qualifying Capital.................................                $    70,536   $    58,222    $    50,320
                                                                           ===========   ===========    ===========

  Risk Adjusted Total Assets (including
  off-balance-sheet exposures).............................                $   606,473   $   488,931    $   468,050
                                                                           ===========   ===========    ===========

  Adjusted quarterly average assets........................                $   620,487   $   508,561    $   485,977
                                                                           ===========   ===========    ===========

  Tier I Capital Ratio.....................................         4.00%        10.38%        10.65%         9.50%

  Total Capital Ratio......................................         8.00         11.63         11.91         10.75

  Leverage Ratio...........................................         4.00         10.14         10.24          9.15


     Information on the Bank capital ratios appears in Note 11 to the consolidated financial statements contained elsewhere herein.

     On December 31, 2004 the Company and the Bank exceeded the regulatory minimums and qualified as well capitalized institutions under the regulations.

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

     The liability portion of the balance sheet provides liquidity through various interest bearing and non-interest-bearing deposit accounts. The Bank had $50,150,000 and $34,500,000 of federal funds available at December 31, 2004 and 2003, respectively, and the Company had $4,900,000 of federal funds available at December 31, 2004. The Bank also had available as a source of financing, a line of credit with the Federal Home Loan Bank of Atlanta of which $39,000,000 and $32,700,000 was available and unused at December 31, 2004 and 2003, respectively, subject to the availability of assets to pledge to secure such borrowings.

Contractual Obligations

     The Company and the Bank have various contractual obligations that they must fund as part of their normal operations. The following table shows aggregate information about their contractual obligations, including interest, and the periods in which payments are due. The amounts and time periods are measured from December 31, 2004.

                                                               Payments due by period (in thousands)
                                            -----------------------------------------------------------------------
                                                             Less than                                           More than
                                                 Total        1 year         1-3 years         3-5 years          5 years
                                            --------------  ------------   --------------   --------------   --------------

  Long-Term Debt........................    $       99,900  $     17,471   $        4,407      $     9,398    $      68,624
  Capital Lease Obligations.............                --            --               --               --               --
  Operating Lease Obligations...........             4,035           181              349              361            3,144
  Time Deposits.........................           258,849       125,886          124,742            8,221               --
                                            --------------  ------------    -------------   --------------    -------------

  Total.................................    $      362,784  $    143,538   $      129,498   $       17,980    $      71,768
                                            ==============  ============    =============   ==============    =============

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

     The following table shows interest sensitivity gaps for different intervals as of December 31, 2004.

                       Interest Rate Sensitivity Analysis
                                 (In thousands)

                                         0-30         31-90        90-365         1-5        Over 5
                                         Days          Days         Days         Years        Years        Total
                                      -----------  -----------  -----------  -----------  -----------   -----------

Interest-earning assets (1)
   Loans............................  $   160,048  $    24,460  $   140,010  $   197,885  $    31,962   $   554,365
   Securities and federal funds sold        2,353           --          279       34,529       37,104        74,265
   Interest-bearing deposits in banks         948           --           --           --           --           948
                                      -----------  -----------  -----------  -----------  -----------   -----------
                                          163,349       24,460      140,289      232,414       69,066       629,578
                                      -----------  -----------  -----------  -----------  -----------   -----------
Interest-bearing liabilities (2)
   Demand deposits (3)..............       12,719       12,719       12,720           --           --        38,158
   Savings deposits (3).............       40,057       40,057       40,057           --           --       120,171
   Time deposits....................       18,151       23,138       82,011      125,738           --       249,038
   Short-term borrowings............       14,057           --           --           --           --        14,057
   Long-term borrowings.............        5,000           --       10,000        5,000       50,310        70,310
                                      -----------  ------------  -----------  ----------   -----------   ----------
                                           89,984       75,914      144,788      130,738       50,310       491,734
                                      -----------  -----------   ----------   ----------   -----------   ----------

Interest sensitivity gap............  $    73,365  $   (51,454) $    (4,499) $   101,676  $    18,756   $   137,844
                                      ===========  ===========  ===========  ===========  ============  ===========

Cumulative interest sensitivity gap.  $    73,365  $    21,911  $    17,412  $   119,088  $   137,844
                                      ===========  ===========  ===========  ===========  ===========

Ratio of interest-earning assets to
     Interest-bearing liabilities...         1.82         0.32         0.97         1.78         1.37

Cumulative ratio....................         1.82         1.13         1.06         1.27         1.28

Ratio of cumulative gap to total
   interest-earning assets..........         0.12         0.03         0.03         0.19         0.22


(1) Excludes non-accrual loans. Securities maturities are based on projected re-payments at current interest rate levels.
(2) Excludes matured certificates,which have not been redeemed by the customer and on which no interest is accruing.
(3) Interests bearing demand and savings deposits are assumed to be subject to movement into other deposit instruments in equal amounts during the 0-30 day period, the 31-90 day period, and the 91-365 day period.


     The above table indicates that in a rising interest rate environment, the Company's earnings may be positively affected in the short-term, (0-365 days) due to earning assets re-pricing faster than interest-bearing liabilities. As seen in the preceding table, for the first 30 days of re-pricing opportunity there is an excess of earning assets over interest-bearing liabilities of approximately $73.4 million. For the first 365 days, interest earning assets exceed interest-bearing liabilities by approximately $17.4 million. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread and the level of interest-bearing assets and liabilities may change, thus impacting net interest income. It should be noted that a matched interest-sensitive position by itself does not ensure maximum net interest income.

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

     Net interest income increased approximately $6.9 million (29.6%) to $30.4 million in 2004 compared to 2003. Net interest income increased approximately $3.9 million (20.3%) to $23.4 million in 2003 compared to 2002, and interest income increased $3.6 million (22.6%) to $19.5 million from 2001 to 2002. The increase each year in the net interest income is primarily due to increased volume in average loans outstanding during the periods.

     Interest income was $39.6 million in 2004, which represented an increase of $6.1 million (18.1%) over 2003. Interest income was $33.5 million in 2003, which represented an increase of $2.2 million (7.2%) over 2002. Interest income produced by the loan portfolio increased $3.0 million (10.6%) in 2003 from 2002. A significant factor in the higher interest income from loans in 2004 and 2003 was the effect of contractual limits on the lowest level to which variable rate loans could decline ("floors"). While floors on interest rates in loan contracts have been beneficial in the current low-rate environment, it is likely that future increases in interest rates, should that occur, will not increase the rates on "floored" loans as rapidly as interest expense will increase. Thus, net interest income will be negatively impacted. At December 31, 2004, management estimated that approximately $191 million of the $354 million in variable rate loans were at their floor rate. Interest income on securities increased $291 thousand (21.9%) from 2003 to 2004. The increase in income was due to an increase in the securities purchased, which was partially offset by lower yields. Interest income on securities decreased $859 thousand (39.2%) from 2002 to 2003. The decrease in securities income from 2002 to 2003 was due the combined effects of lower rates earned and lower average balances invested.

     Interest income was $31.3 million in 2002, which represented an increase of 12.1% over 2001. Interest income produced by the loan portfolio increased $3.9 million (15.7%) in 2002 compared to 2001. The increase in loan interest reflected the offsetting effects of a lower average rate earned on a greater average investment in loans. Interest income on securities decreased $299 thousand (12.0%) in 2002 compared to 2001. The decrease in securities interest from 2001 to 2002 resulted from a decline in yield caused by replacing higher rate U.S. Government Agency securities that were called during the year.

     Interest income other than loans and securities, decreased by $95 thousand in 2004, increased by $57 thousand in 2003 and decreased by $258 thousand in 2002. In 2004, the average amount invested in fed funds sold declined, which caused the decline in interest income. In 2003 the opposite was true and there was an increase in fed funds sold, which caused the increase in interest income. The decrease in 2002 was primarily due to the decline in rates.

     Total interest expense decreased by $881 thousand (8.7%) in 2004 compared to 2003, decreased by $1.7 million (14.5%) in 2003 compared to 2002, and decreased by $231 thousand (1.9%) in 2002 compared to 2001. The decrease in interest expense in 2004 was caused by lower deposit rates in general; a carryover from 2003's low rates. The decrease in interest expense in 2003 was caused by lower time deposit rates. The interest expense decrease from 2001 to 2002 was primarily due to a decline in the rates, which more than offset the increase in the volume of the time deposit accounts and FHLB advances. (See the "Rate/Volume Analysis" following this section.) Interest expense on time deposit accounts decreased $1.6 million even though the average volume increased by $10.9 million. The significant rate decline was cause by a shift from locally generated time deposits to brokered time deposits and the general decline in rates during 2002.

     The trend in net interest income is commonly evaluated by measuring the average yield on earning assets, the average cost of funds, and the net interest margin. The Company's average yield on earning assets (total interest income divided by average interest earning assets) increased in 2004 to 7.16% compared to 6.89% in 2003, decreased in 2003 to 6.89% compared to 7.33% in 2002. The drop in Prime rate caused most of the decline during 2002, which carried over into 2003 at the same time the Bank had over $100 million in loans tied to that index. In line with the national interest rate markets, the Bank's average cost of funds (total interest expense divided by average interest bearing liabilities) declined from 3.30% in 2002 to 2.49% in 2003 and to 2.08% in 2004. The Bank's net interest margin (net interest income divided by average interest earning assets) increased in 2004 to 5.50% compared to 4.82% in 2003 and 4.57% in 2002. The increase was caused by the Bank's ability to utilize rate floors (discussed above) when rates were declining and lowering its cost of funds by increasing its non-interest demand deposits. The Bank also benefited in 2003 when interest rates were dropping and the longer-term interest bearing liabilities (primarily certificates of deposit) were re-pricing at the lower rates (discussed more fully in the section titled "Interest Rate Sensitivity Management" elsewhere in this report).

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

           Average Balances, Interest Income/Expense and Yields/Rates
                            Taxable Equivalent Basis

                                                           Years Ended December 31,
                          ----------------------------------------------------------------------------------------------------------
                                          2004                                   2003                             2002
                          ---------------------------------   -----------------------------------  ---------------------------------
                                      Interest    Average                    Interest   Average                 Interest  Average
                           Average    Income/      Yields/      Average      Income/     Yields/     Average    Income/    Yields/
                           Balance    Expense       Rates       Balance      Expense      Rates      Balance    Expense     Rates
                          ---------- ---------- ----------    ----------- ----------- -----------  ----------- ---------- ----------
                                                          (Dollars in thousands)
 Assets:
   Earning assets:
     Loans, net of
       unearned income(1)  $490,521    $37,743        7.69%   $   425,278    $ 31,874        7.49%     370,062 $   28,824      7.79%
   Securities:
     Taxable............     43,567      1,622        3.72         32,618       1,331        4.08       41,024      2,185      5.32
     Tax-exempt.........         --         --        0.00             --          --        0.00           82          5      7.32
                         ----------  ---------                ----------- -----------              ----------- ----------
       Total securities.     43,567      1,622        3.72         32,618       1,331        4.08       41,106      2,191      5.33
   Interest-bearing
    deposits in other
          banks.........      1,758         25        1.42          7,301          80        1.10        3,483         78      2.24
   Federal funds sold...     17,084        197        1.15         21,446         237        1.11       11,723        182      1.55
                         ----------  ---------  ----------    ----------- -----------  ----------  ----------- ---------- ---------
       Total interest-
         earning assets(2)  552,930     39,587        7.16        486,643      33,522        6.89      426,374     31,274      7.34
   Non-interest earning assets:
     Cash and
       due from banks        18,795                                19,688                               10,689
     Accrued interest and
       other assets.....     25,785                                14,373                               13,995
     Allowance for
       loan losses           (8,739)                               (7,121)                              (4,740)
                         ----------                           ------------                         -----------

       Total Assets..... $  588,771                           $    513,583                         $   446,318
                         ==========                           ============                         ===========

Liabilities and
  Shareholders' Equity:
   Interest-bearing liabilities:
     Demand deposits.... $   33,216 $      101        0.30%   $     27,389        104        0.38%      23,460        210     0.90%
     Savings deposits...    121,024      1,213        1.00         105,121      1,353        1.29       86,383      1,714      1.98
     Time deposits......    234,810      5,796        2.47         214,268      6,467        3.02      203,413      8,108      3.99
                            -------  ---------                ------------ ----------              ----------- ----------
       Total deposits...    389,050      7,110        1.83         346,778      7,924        2.29      313,256     10,032      3.20

     Long-term borrowings    50,762      2,034        4.01          55,660      2,131        3.83       41,701      1,699      4.07
     Short-term borrowings    3,083         56        1.82           2,239         26        1.16        2,759         56      2.03
                            -------  ---------                ------------ ----------              ----------- ----------
       Total interest-
        bearing
          liabilities       442,895      9,200        2.08         404,677     10,081        2.49      357,716     11,787      3.30
                           --------  ---------                ------------  -----------            -----------   --------

   Non interest-bearing
     liabilities:
     Demand deposits....    94,085                                  64,306                              53,376
     Accrued interest and
       other liabilities     3,426                                   5,733                               3,201
     Shareholders' equity   48,365                                  38,867                              32,025
                           -------                             -----------                          ----------
       Total Liabilities
         and Shareholders'
         Equity.........  $588,771                             $   513,583                          $  446,318
                          ========                             ===========                          ==========

   Net Interest Income/Net
     Interest Spread....                30,387       5.08%                     23,441        4.40%                  19,487    4.04%
                                                 ========                               =========                           =======

   Net yield on earning assets                       5.50%                                   4.82%                            4.57%
                                                 ========                               =========                           =======

   Taxable Equivalent
     adjustment:
     Securities.........                    --                                      --                                     1
     Loans..............                     3                                       2                                     6
                                      --------                                --------                              --------
       Total taxable
         equivalent
         adjustment.....                     3                                       2                                     7
                                       -------                                --------                              --------

   Net interest income..               $30,384                                $ 23,439                              $ 19,480
                                       =======                                ========                              ========


(1) Average loans include nonaccrual loans. All loans and deposits are domestic.
(2) Tax equivalent adjustments have been based on an assumed tax rate of 34 percent, and do not give effect to the disallowance for federal income tax purpose of interest expense related to certain tax-exempt earning assets.


     The following tables set forth, for the years ended December 31, 2004, 2003 and 2002, a summary of the changes in interest income and interest expense resulting from changes in interest rates and in changes in the volume of earning assets and interest-bearing liabilities, segregated by category. The change due to volume is calculated by multiplying the change in volume by the prior year's rate. The change due to rate is calculated by multiplying the change in rate by the prior year's volume. The change attributable to both volume and rate is calculated by multiplying the change in volume by the change in rate. Figures are presented on a taxable equivalent basis.

                          Rate/Volume Variance Analysis
                            Taxable Equivalent Basis

                                     Average Volume             Change in Volume             Average Rate
                             -------------------------------  -----------------------   ---------------------------
                               2004       2003       2002      2004-2003    2003-2002    2004       2003      2002
                             ---------  ---------  ---------  -----------  ----------   ------     ------    ------
                                                             (Dollars in thousands)
Earning assets:

Loans, net of unearned
   income (1)                $ 490,521  $ 425,278  $ 370,062  $    65,243  $  55,216     7.69%      7.49%    7.79%

Securities
   Taxable.................     43,567     32,618    41,024        10,949     (8,406)    3.72       4.08     5.32
   Tax exempt..............         --         --        82            --        (82)    0.00       0.00     6.10
                             ---------  ---------  ---------  -----------  ----------
     Total Securities......     43,567     32,618     41,106       10,949     (8,488)    3.72       4.08     5.33
                             ---------  ---------  ---------  -----------  ----------

Interest-bearing deposits
   with other banks........      1,758      7,301      3,483      ( 5,543)     3,818     1.42       1.10     2.24
Federal funds sold.........     17,084     21,446     11,723       (4,362)     9,723     1.15       1.11     1.55
                             ---------  ---------  ---------  -----------  ----------

     Total Earning Assets..  $ 552,930  $ 486,643  $ 426,374  $    68,287  $  60,269     7.16       6.89     7.33
                             =========  =========  =========  ===========  ==========

Interest-Bearing Liabilities
Deposits:
   Demand deposits.........  $  33,216  $  27,389  $  23,460  $     5,827  $   3,929     0.30       0.38     0.90
   Savings.................    121,024    105,121     86,383       15,903     18,738     1.00       1.29     1.98
   Time certificates.......    234,810    214,268    203,413       20,542     10,855     2.47       3.02     3.99
                             ---------  ---------  ---------  -----------  ----------
     Total Deposits........    389,050    346,778    313,256       42,272     33,522     1.83       2.29     3.20

Long-term borrowings.......     50,762     55,660     41,401       (4,898)    14,269     4.01       3.83     4.10
Other borrowings...........      3,083      2,239      2,759          844       (520)    1.82       1.16     2.03
                             ---------  ---------  ---------  -----------  ----------

     Total Interest-Bearing
       Liabilities.........  $ 442,895  $ 404,677  $ 357,416  $    38,218  $  47,261     2.08       2.49     3.30
                             =========  =========  =========  ===========  =========

Net interest income/net interest spread                                                  5.08       4.40     4.04

Net yield on earning assets                                                              5.50       4.82     4.57

Net cost of funds..........                                                              1.66       2.07     2.76

                                                                                             Variance Attributed to
                                   Interest
                               Income/Expense               Variance                 2004                     2003
                          ------------------------   --------------------  -----------------------  -----------------------
                           2004     2003     2002    2004-2003  2003-2002    Volume    Rate   Mix     Volume    Rate   Mix
                          ------   ------  -------   ---------- ---------  ---------  ------ -----  ---------  ------ ------
                                                                 (Dollars in thousands)
Earning assets:
Loans, net of
  unearned income....... $37,743  $31,873  $28,824   $   5,870  $   3,055  $   4,888  $  869 $ 113  $   4,300 $(1,083) $(162)
Securities:
   Taxable..............   1,622    1,332    2,184         290       (853)       476    (205)   19       (448)   (509)   105
   Tax exempt...........      --       --        5          --         (5)        --       --   --         (5)     (5)     5
                          ------   ------  -------   ----------  ---------  --------   ----- -----  ---------  ------  -----
     Total securities...   1,622    1,332    2,189         290       (858)       476     205    19       (453)   (514)   110
                          ------   ------  -------   ----------  ---------  --------   ----- -----  ---------  ------  -----
Interest-bearing deposits
   with other banks.....      25       80       78         (55)         3        (61)     24   (18)        86     (40)   (44)
Federal funds sold......     197      237      182         (40)        55        (48)      9    (1)       151     (52)   (44)
                          ------   ------  -------   ---------- ---------   --------   ----- -----  ---------  ------- ------
     Total earning assets 39,587   33,522   31,276        6,065     2,249      5,255     697   113      4,084  (1,689)  (140)
                          ------   ------  -------   ---------- ---------   --------   ----- -----  ---------  ------- ------

Interest-bearing liabilities:
Deposits:
   Demand...............     101      104      210          (3)      (108)        22     (21)   (4)        35    (121)   (20)
   Savings..............   1,213    1,353    1,714        (140)      (381)       205    (302)  (43)       372    (602)  (131)
   Time certificates....   5,796    6,467    8,108        (671)    (1,641)       620  (1,182) (109)       433  (1,969)  (105)
     Total deposits.....   7,110    7,924   10,032        (814)    (2,108)       847  (1,505) (156)       840  (2,692)  (256)

Long-term borrowings....   2,034    2,131    1,699         (97)       432       (188)     98    (7)       585    (114)   (39)
Short-term borrowings...      56       26       56          30        (30)        10      15     5        (11)    (24)     5
                          ------   ------  -------   ---------  ---------    -------  ------  -----  --------  ------- ------
     Total interest-
       bearing liabilities 9,200   10,081   11,787       (881)     (1,706)       669  (1,392) (158)     1,414  (2,830)   (290)
                          ------   ------  -------   ---------  ---------    -------  ------  -----   -------   ------ ------
Net interest income/net
   interest spread......  $30,387  $23,441 $19,480   $   6,946  $   3,955    $ 4,586  $2,089  $ 271   $ 2,670  $ 1,141 $  150
                          =======  ======= =======   =========  =========    =======  ======  =====   =======  ======= ======

                                       23

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

     The allowance for possible loan losses represents management's assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as loan loss experience, the amount of past due and nonperforming loans, specific known risk, the status and amount of nonperforming assets, underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for potential credit losses. Although recent historical loan losses have been minimal, there was a significant increase in non-performing loans at December 31, 2003 causing management to increase the allowance during 2004.

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

     Management believes that $9,791,269 on December 31, 2004, and $8,066,817 on December 31, 2003, in the allowance for loan losses were adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.







              [The remainder of this page intentionally left blank]

     The following table sets forth certain information with respect to the Bank's loans, net of unearned income, and the allowance for loan losses for the five years ended December 31, 2004.

                         Summary of Loan Loss Experience

                                                        2004         2003         2002         2001         2000
                                                     ---------    ---------     --------     --------     ---------
                                                                         (Dollars in thousands)

Allowance for loan losses at beginning of year.....  $   8,067    $   6,319     $  3,803     $  3,267     $   2,261
Loans charged off:
  Commercial, financial and agricultural...........        209          139          161          162            50
  Real estate - mortgage...........................         85           10           --          185             8
  Consumer.........................................        161           74           46           43            52
                                                     ---------    ---------     --------     --------     ---------
    Total loans charged off........................        455          223          207          390           110
                                                     ---------    ---------     --------     --------     ---------

Recoveries on loans previously charged off:
  Commercial, financial and agricultural...........        143          245          193           47            33
  Real estate - mortgage...........................         30            2            3          131            72
  Consumer.........................................         35           23           17           28            11
                                                     ---------    ---------     --------     --------     ---------
    Total recoveries...............................        208          271          213          206           116
                                                     ---------    ---------     --------     --------     ---------

Net loans charged off (recovered)..................        247          (48)          (6)         184            (6)

Provision for loan losses..........................      1,971        1,700        2,510          720         1,000
                                                     ---------    ---------     --------     --------     ---------

Allowance for loan losses at end of period.........  $   9,791    $   8,067     $  6,319     $  3,803     $   3,267
                                                     =========    =========     ========     ========     =========

Loans, net of unearned income, at end of period....  $ 552,509    $ 437,593     $416,414     $318,666     $ 227,155

Average loans, net of unearned income,
  outstanding for the period.......................    490,521      425,278      370,062      255,294       206,333

Ratio of net charge-offs to net average loans......       0.05%       (0.01)%      (0.00)%       0.07%        (0.00)%


     In evaluating the allowance, management also considers the historical loan loss experience of the Bank, the amount of past due and nonperforming loans, current and anticipated economic conditions, lender requirements and other appropriate information. From 2000 through 2002, management allocated the allowance for loan losses to specific loan categories based on an average of historical losses and the volume of each loan category. In 2003, as presented below, management began to allocate the allowance for loan losses based on the level of non-performing loans in each category. The change in method was due to the minimal historical loan losses on which to base the allocation.

     Management allocated the allowance for loan losses to specific loan categories as follows:

                                                   Allocation of Allowance for Loan Losses

                                                             December 31,
                      --------------------------------------------------------------------------------------------------------------
                             2004                2003                      2002                   2001                    2000
                      ------------------   ----------------       ---------------------  -------------------   --------------------
                                  Percent             Percent                   Percent             Percent                 Percent
                                 of Loans            of Loans                  of Loans            of Loans                of Loans
                                  in Each             in Each                  in Each              in Each                in Each
                                 Category            Category                  Category             Category               Category
                                 to Total            to Total                  to Total             to Total                toTotal
                        Amount     Loans     Amount     Loans      Amount       Loans    Amount       Loans     Amount      Loans
                      ---------  ---------- ---------  -------   ----------   ---------  -------   ---------   --------  ----------
                                                           (Dollars in Thousands)
Domestic loans:
  Commercial, financial
    and agricultural  $     271       9.26%  $    22    10.31%      $ 2,494      10.27%   $1,566      11.92%   $    544       16.56%
  Real estate - mortgage
  and construction..      9,512      88.89     8,039    86.92         3,357      86.54     2,021      85.37       2,647       81.02
  Consumer..........          8       1.85         6     2.77           468       3.19       216       2.71          76        2.42
                      ---------  ---------   -------  -------     ---------    -------   -------   --------     -------     -------

                      $   9,791     100.00%  $ 8,067   100.00%        6,319     100.00%   $3,803     100.00%   $  3,267      100.00%
                      =========  =========   =======  =======   ===========    =======   =======   ========    ========     =======

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

     The Bank had nonperforming assets at December 31, 2004, 2003, 2002, 2001, and 2000 of approximately $10,012,000, $22,269,000, $7,698,000, $2,367,000, and
$1,548,000, respectively.

     The following table presents information concerning outstanding balances of nonperforming assets at December 31, 2004, 2003, 2002, 2001, and 2000.

                              Nonperforming Assets

                                                                           December 31,
                                               --------------------------------------------------------------------
                                                  2004          2003           2002          2001          2000
                                               -----------   -----------   -----------   -----------    -----------
                                                               (Amounts in thousands, except ratios)

Nonaccruing loans...........................   $       247   $     9,727   $     5,036   $     1,333    $     1,352
Accruing loans 90 days or more past due.....            --         6,420         2,662           984              2
Restructured loans..........................         7,562            --            --            --             --
                                               -----------   -----------  ------------   -----------    -----------
     Total nonperforming loans..............         7,809        16,147         7,698         2,317          1,354
Nonaccruing securities......................            --            --            --            --             --
Other real estate...........................         2,203         6,122            --            50            194
                                               -----------   -----------   -----------   -----------    -----------

     Total..................................   $    10,012   $    22,269   $     7,698   $     2,367    $     1,548
                                               ===========   ===========   ===========   ===========    ===========

Ratios:
   Loan loss allowance to total
     nonperforming assets...................         0.978         0.362         0.821          1.607         2.110
                                               ===========   ===========   ===========   ============   ===========
   Total nonperforming loans to total loans
     (net of unearned interest).............         0.014         0.036         0.018          0.007         0.007
                                               ===========   ===========   ===========   ============   ===========

     Total nonperforming assets to total assets      0.015         0.042         0.015          0.006         0.005
                                               ===========   ===========   ============  ============   ===========


     There has been no significant impact on the Company's consolidated financial statements as a result of the provisions of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, or Statement of Financial Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures.

Noninterest Income

     Noninterest income consists of revenues generated from a broad range of financial services and activities including fee-based services and profits and commissions earned through credit life insurance sales and other activities. In addition, gains or losses realized from the sale of investment portfolio securities are included in noninterest income. Total noninterest income increased by $1.05 million (38.3%) for the year ended December 31, 2004, compared to 2003 due primarily to the gain on the sale of other real estate owned of $520 thousand and a gain from the sale of the old drive-thru building in LaBelle of $415 thousand. Total noninterest income increased by $408 thousand (17.6%) for the year ended December 31, 2003 compared to 2002 due to higher secondary market fees and service charges on deposit accounts. Total noninterest income increased by $621 thousand (36.6%) for the year ended December 31, 2002 compared to 2001. The increase was due to higher service charges on deposit accounts (increased $507 thousand) and gains on sale of available-for-sale securities (increased $36 thousand).

     The table below sets forth the Company's noninterest income for the periods indicated.

                                                                                        2003/2004       2002/2003
                                                Years Ended December 31,                Percent          Percent
                                      --------------------------------------------
                                          2004           2003            2002            Change          Change
                                      ------------   ------------    -------------    -------------  --------------
                                                 (Dollars in thousands)

Service charges on deposits........   $      1,350   $      1,228    $       1,268             9.9%            (3.2)%
Service charges secondary market...            534            555              304            (3.7)            82.6
Exchange fees......................            554            416              390            33.2              6.7
Securities gains...................             --             --               36             0.0           (100.0)
Income/gains on other real estate..            589             69               13           753.6            430.8
Gain on sale of fixed assets.......            415             --               --           100.0              0.0
Safe deposit box rental............             66             66               67             0.0             (1.5)
Other..............................            266            394              242           (32.5)            62.8
                                      ------------   ------------    -------------

                                      $      3,774   $      2,728    $       2,320            38.3             17.6
                                      ============   ============    =============

Noninterest Expenses

     From 2003 to 2004, noninterest expense increased $1.3 million (11.6%). Salaries and employee benefits in 2004 increased $721 thousand (10.3%) from 2003 to a total of $7.7 million. The increase was due to the normal increases from year to year for salaries, benefits and insurance costs.

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

     Occupancy and equipment expense increased $198 thousand (12.9%) from 2003 to 2004, decreased $133 thousand (7.9%) from 2002 to 2003, increased $304 thousand (22.3%) from 2001 to 2002. During 2004 occupancy expenses increased primarily due to the expense of additional equipment added during 2003 and 2004 (increased depreciation and maintenance), increased building repairs due to the hurricanes in 2004 and higher property taxes in general. During 2003 occupancy expenses decreased primarily due to lower maintenance contract costs. The occupancy and equipment expense increases in 2002 and 2001were a result of the additional property and equipment added as a result of new branch locations and the associated depreciation expense.

     The significant increase in other expenses was due to $349 thousand in other real estate write-offs and expanses in 2003 compared to no such costs in 2002. Other real estate write-offs and expenses were $479 thousand in 2004.



              [The remainder of this page intentionally left blank]

     The table below sets forth the Company's noninterest expenses for the periods indicated.

                                                                                        2003/2004       2002/2003
                                                Years Ended December 31,                Percent          Percent
                                      --------------------------------------------
                                          2004           2003            2002            Change          Change
                                      ------------   ------------    -------------   -------------   --------------
                                                 (Dollars in thousands)

Salaries and employee benefits.....   $      7,729   $      7,008    $       5,552             10.3%           26.2%
Occupancy and equipment expense....          1,730          1,532            1,689             12.9            (9.3)
Professional fees..................            249            263              210             (5.3)           25.2
Advertising........................            226            218              135              3.7            61.5
Telephone..........................            188            175              136              7.4            28.7
Software maintenance...............            138            164               70            (15.9)          134.3
Regulatory fees and assessments....            176            154              139             14.3            10.8
Supplies...........................            171            152              182             12.5           (16.5)
ATM expense........................            147            137              124              7.3            10.5
Postage............................            123            136              137             (9.5)            0.0
Taxes and licenses.................             85             95              103            (10.5)           (7.8)
Director and committee fees........             67             67               67              0.0             0.0
Other..............................          1,222            879              476             39.0            84.7
                                      ------------   ------------    -------------

   Total...........................   $     12,251   $     10,980    $       9,020             11.6            21.7
                                      ============   ============    =============

Income Taxes

     Income tax expense increased $2.6 million (51.1%) to $7.7 million for the year ended December 31, 2004, increased $1.2 million (32.2%) to $5.1 million for the year ended December 31, 2003 and increased $559 thousand (17.0%) to $3.9 million for the year ended December 31, 2002. The effective tax rate as a percentage of pretax income was 38.6% in 2004, 37.7% in 2003, 37.5% in 2002. The statutory federal rate was 34 percent during 2004, 2003 and 2002. There is no current or pending tax legislation of which management is aware that if passed would have any material effect on the financial statements. For further information concerning the provision for income taxes, refer to Note 14, Income Taxes, of the "Notes to Financial Statements."

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

     The primary objective of Asset/Liability Management of the Company is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate sensitive earning assets and rate sensitive liabilities. The relationship of rate sensitive earning assets to rate sensitive liabilities, is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest-bearing liabilities are those that can be re-priced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year and through three years.

     The Company has not experienced a high level of volatility in net interest income primarily because of the relatively large base of core deposits that do not re-price on a contractual basis. These deposit products include regular savings, interest-bearing transaction accounts, and money market savings accounts. Balances for these accounts are reported based on historical re-pricing experienced at each bank. However, the rates paid are typically not directly related to market interest rates, since management has some discretion in adjusting these rates as market rates change.

     The Company uses additional tools to monitor and manage interest rate sensitivity. One of the primary tools is simulation analysis. Simulation analysis is the primary method of estimating earnings at risk and capital at risk under varying interest rate conditions. Simulation analysis is used to test the sensitivity of the Company's net interest income and shareholders' equity to both the level of interest rates and the slope of the yield curve. Simulation analysis accounts for the expected timing and magnitude of assets and liability cash flows, as well as the expected timing and magnitude of deposits that do not re-price on a contractual basis. In addition, simulation analysis includes adjustments for the lag between movements in market interest rates on loans and interest-bearing deposits. These adjustments are made to reflect more accurately possible future cash flows, re-pricing behavior, and ultimately net interest income. The estimated impact on the Company's net interest income before provision for loan loss sensitivity over a one-year time horizon is shown below. Such analysis assumes a sustained parallel shift in interest rates and the Company's estimate of how interest-bearing transaction accounts will re-price in each scenario. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management's strategies, among other factors.

                                                                                              Percentage Increase
                                                                                            (Decrease) in Interest
                                                                                             Income/Expense Given
                                                                                             Interest Rate Shifts
                                                                                          Down 200             Up 200
                                                                                        Basis Points        Basis Points

         For the Twelve Months After December 31, 2004
         Projected change in:
           Interest income..........................................................          (6.35)%            5.45%
           Interest expense.........................................................          (9.45)             10.63
           Net interest income......................................................          (5.42)              3.89

Other Accounting Issues

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

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The provisions of this statement are effective for contracts entered into or modified after June 20, 2003, and hedging relationships designated after June 30, 2003, and generally require that contracts with comparable characteristics be accounted for similarly. Except for the provisions related to FASB Statement 133, Accounting for Derivative Instruments and Hedging Activities, all provisions of this statement should be applied prospectively. The provisions of the statement related to Statement 133 Implementation Issues that have been effective for fiscal quarters that begin prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of the provisions of this statement did not have a material effect on the Company's operating results or financial position.

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

     In December 2003, the FASB revised previously issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement. This statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. This statement retains the disclosure requirements contained in FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The provisions of this statement are effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this statement are effective for interim periods beginning after December 15, 2003. The adoption of the provisions of this revised statement did not have a material effect on the Company's operating results or financial position.

     In December 2003, the FASB revised previously issued FIN 46, Consolidation of Variable Interest Entities, ("FIN 46R") which clarifies the application of Accounting Research Bulletin ("ARB") 51, Consolidated Financial Statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The reporting and disclosure requirements of this Interpretation are effective for all financial statements of public companies for the first period ending after December 15, 2003 and for all other types of entities for periods ending after March 15, 2004. The adoption of this interpretation did not have a material impact on the Company's consolidated financial statements.

     In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position
(SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, which addresses the accounting for differences between contractual cash flows and expected cash flows for loans acquired in a transfer when those differences are attributable at least in part to a decline in credit quality. The scope of SOP 03-3 includes loans where there is evidence of deterioration in credit quality since origination, and includes loans acquired individually, in pools or as part of a business combination. Under SOP 03-3, the difference between expected cash flows and the purchase price is accreted as an adjustment to yield over the life. The Company does not expect the application of SOP 03-03 to have a material impact on our consolidated financial position or results of operations.

     In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on the remaining portions of EITF 03-01, The Meaning of Other-Than-Temporary Impairment and It's Application to Certain Investments, effective for the first fiscal year or interim period beginning after June 15, 2004. EITF 03-01 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (1) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment, and (2) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's cost and its fair value. Certain disclosure requirements of EITF 03-01 were adopted in 2003 and the Company began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However in September 2004, the effective date of these provisions was delayed until the finalization of an FASB Staff Position to provide additional implementation guidance. Due to the recognition and measurement provisions being suspended and the final rule delayed, the Company is not able to determine whether the adoption of these new provisions will have a material impact on its consolidated financial position or results of operations.

     In March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 105, Application of Accounting Principles to Loan Commitments. SAB 105 requires that the fair value measurement of mortgage loan commitments, which are derivatives, exclude any expected future cash flows related to the customer relationship or servicing rights. The guidance in SAB 105 must be applied to mortgage loan commitments entered into after March 31, 2004. The impact on the Company is not material given the declines in mortgage banking volume, but could be in the future. The impact is primarily the timing of when gains should be recognized in the financial statements.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) entitled Share-Based Payment ("SFAS No. 123R") that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. This Statement eliminates the alternative to use Opinion 25's intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). Recognition of that compensation cost helps users of financial statements to better understand the economic transactions affecting an entity and to make better resource allocation decisions. The Company is currently evaluating the provisions of SFAS No. 123R and will adopt it on July 1, 2005.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data required by Regulation S-X and by Item 302 of Regulation S-K are set forth in the pages listed below.


FLORIDA COMMUNITY BANKS, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                              Page(s)
                                                                                                              ------
Report of Independent Registered Public Accounting Firm....................................................      33
Consolidated Statements of Financial Condition as of December 31, 2004 and 2003............................      35
Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002.....................      36
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2004, 2003 and 2002.......      37
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002.................      38
Notes to Consolidated Financial Statements.................................................................      40
Quarterly Results (Unaudited)..............................................................................      73

                                       32

Letterhead omitted



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Florida Community Banks, Inc. and subsidiary:

     We have audited the accompanying consolidated statements of financial condition of Florida Community Banks, Inc. and subsidiary (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. We also have audited management's assessment, included in the accompanying "Management Report on Internal Control Over Financial Reporting," that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Florida Community Banks, Inc. and subsidiary as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, management's assessment that Florida Community Banks, Inc. and subsidiary maintained effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by COSO. Furthermore, in our opinion, Florida Community Banks, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by COSO.

                                      /s/ Schauer Taylor Cox Vise & Morgan, P.C.
Birmingham, Alabama
March 15, 2005

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                           DECEMBER 31, 2004 AND 2003


                                                                                  2004                  2003
                                                                           ------------------    ------------------
Assets
   Cash and due from banks.............................................    $       18,665,823    $       15,897,716
   Interest-bearing demand deposits with banks.........................               948,255               857,133
   Federal funds sold..................................................                    --            13,765,000
                                                                           -------------------    ------------------
       Cash and Cash Equivalents.......................................            19,614,078            30,519,849

   Securities available-for-sale.......................................             4,935,077             3,184,977
   Securities held-to-maturity, fair value of $68,991,864 in
     2004 and $35,296,326 in 2003......................................            69,330,160            35,752,905

   Loans, net of unearned income.......................................           552,509,155           437,592,827
   Allowance for loan losses...........................................            (9,791,269)           (8,066,817)
                                                                           ------------------    ------------------
       Net Loans.......................................................           542,717,886           429,526,010

   Premises and equipment, net.........................................            13,345,071            12,767,507
   Accrued interest....................................................             3,289,678             2,709,102
   Foreclosed real estate..............................................             2,203,435             6,121,833
   Deferred taxes, net.................................................             4,313,485             3,162,883
   Other assets........................................................             1,115,434             1,762,640
                                                                           ------------------    ------------------

       Total Assets....................................................    $      660,864,304    $      525,507,706
                                                                           ==================    ==================

Liabilities and Shareholders' Equity

Liabilities

Deposits
     Noninterest-bearing...............................................    $      113,217,461    $       78,296,949
     Interest-bearing..................................................           407,367,970           344,987,453
                                                                           ------------------    ------------------
       Total Deposits..................................................           520,585,431           423,284,402

   Short-term borrowings...............................................            14,057,000             7,500,000
   Accrued interest....................................................             1,407,563               858,783
   Deferred compensation...............................................               313,622               372,870
   Notes payable.......................................................                    --                21,698
   FHLB advances.......................................................            60,000,000            40,000,000
   Subordinated debentures.............................................            10,310,000            10,310,000
   Other liabilities...................................................             1,262,989             1,074,184
                                                                           ------------------    ------------------
       Total Liabilities...............................................           607,936,605           483,421,937

Shareholders' Equity
   Common stock - par value $0.01 per share, 10,000,000 shares authorized,
     4,519,321 shares issued and outstanding at December 31, 2004 and 4,497,169
     issued and outstanding at December 31, 2003.......................                45,193                44,971
   Paid-in capital.....................................................            17,155,534            16,672,566
   Retained earnings...................................................            35,726,972            25,368,232
                                                                           ------------------    ------------------
       Total Shareholders' Equity......................................            52,927,699            42,085,769
                                                                           ------------------    ------------------

       Total Liabilities and Shareholders' Equity......................    $      660,864,304    $      525,507,706
                                                                           ==================    ==================
               See notes to consolidated financial statements
                                       35

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                  Years Ended December 31, 2004, 2003 and 2002


                                                            2004                  2003                  2002
                                                     ------------------    ------------------    ------------------
Interest Income
   Interest and fees on loans.....................   $       37,739,970    $       31,871,196    $       28,817,765
   Interest and dividends on securities:
     Taxable securities...........................            1,622,283             1,331,446             2,184,654
     Tax-exempt securities........................                   --                    --                 3,855
   Interest on federal funds sold.................              197,144               237,388               181,906
   Interest on deposits in banks..................               24,378                79,717                78,130
                                                     ------------------    ------------------    ------------------
       Total Interest Income......................           39,583,775            33,519,747            31,266,310
                                                     ------------------    ------------------    ------------------

Interest Expense
   Interest on deposits...........................            7,109,471             7,923,935            10,032,397
   Interest on FHLB advances......................            1,503,145             1,604,325             1,300,372
   Interest on short-term borrowings..............               56,072                25,547                55,987
   Interest on notes payable......................                   --                 2,254                91,759
   Interest on subordinated debentures............              530,931               524,680               306,715
                                                     ------------------    ------------------    ------------------
       Total Interest Expense.....................            9,199,619            10,080,741            11,787,230
                                                     ------------------    ------------------    ------------------

Net interest income...............................           30,384,156            23,439,006            19,479,080
Provision for loan losses.........................            1,970,768             1,700,000             2,510,000
                                                     ------------------    ------------------    ------------------

Net Interest Income After Provision
   For Loan Losses................................           28,413,388            21,739,006            16,969,080

Noninterest Income
   Customer service fees..........................            1,884,149             1,920,209             1,571,937
   Income and gain on sale from other real
     estate owned.................................              588,982               154,373                13,489
   Investment security gains......................                   --                    --                36,083
   Other operating income.........................            1,300,643               653,588               698,607
                                                     ------------------    ------------------    ------------------
       Total Noninterest Income...................            3,773,774             2,728,170             2,320,116
                                                     ------------------    ------------------    ------------------

Noninterest Expenses
   Salaries and employee benefits.................            7,728,811             7,007,575             5,551,509
   Occupancy and equipment expense................            1,730,033             1,532,288             1,689,334
   Expenses, write-down, and loss on sale
     from other real estate owned.................              479,159               349,052                    --
   Other operating expenses.......................            2,313,330             2,091,035             1,779,225
                                                     ------------------    ------------------    ------------------
       Total Noninterest Expenses.................           12,251,333            10,979,950             9,020,068
                                                     ------------------    ------------------    ------------------

Income before income taxes........................           19,935,829            13,487,226            10,269,128
Income tax expense................................            7,693,897             5,090,677             3,850,822
                                                     ------------------    ------------------    ------------------

Net Income........................................   $       12,241,932    $        8,396,549    $        6,418,306
                                                     ==================    ==================    ==================

Earnings Per Common Share
   Basic..........................................   $            2.71     $            1.87     $            1.43
   Diluted........................................                2.68                  1.85                  1.42

Cash Dividends Declared Per
   Common Share...................................                0.42                  0.18                  0.24

Weighted Average Shares Outstanding
   Basic..........................................            4,516,295             4,497,169             4,497,169
   Diluted........................................            4,564,882             4,531,813             4,521,826

               See notes to consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  Years Ended December 31, 2004, 2003 and 2002


                                             Common             Paid-in            Retained
                                              Stock             Capital            Earnings              Total
                                       ----------------    ----------------   -----------------   -----------------

Balance at
   December 31, 2001................   $         44,971    $     16,666,317   $      12,427,367   $      29,138,655

Net income - 2002...................                 --                  --           6,418,306           6,418,306
                                                                                                    ----------------
Comprehensive income................                 --                  --                  --           6,418,306
                                                                                                    ----------------
Cash dividends - Common
   $0.24 per share..................                 --                  --          (1,093,161)         (1,093,161)
                                       -----------------    -----------------   -----------------   ----------------

Balance at
   December 31, 2002................             44,971          16,666,317          17,752,512          34,463,800

Net income - 2003...................                 --                  --           8,396,549           8,396,549
                                                                                                    ----------------
Comprehensive income................                 --                  --                  --           8,396,549
                                                                                                    ----------------
Issuance of stock options...........                 --               6,249                  --               6,249
Cash dividends - Common
   $0.18 per share..................                  --                   --            (780,829)           (780,829)
                                       -----------------    -----------------   -----------------   ----------------

Balance at
   December 31, 2003................             44,971          16,672,566          25,368,232          42,085,769

Net income - 2004...................                 --                  --          12,241,932          12,241,932
                                                                                                    ----------------
Comprehensive income................                 --                  --                  --          12,241,932
                                                                                                    ----------------
Sale of common stock................                222             464,980                  --             465,202
Issuance of stock options...........                 --              17,988                  --              17,988
Cash dividends - Common
   $0.42 per share..................                 --                  --          (1,883,192)         (1,883,192)
                                       -----------------    -----------------   -----------------   ----------------

Balance at
   December 31, 2004................    $         45,193   $     17,155,534     $    35,726,972    $     52,927,699
                                        ================   ================     =================  =================


               See notes to consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 2004, 2003 and 2002


                                                            2004                  2003                  2002
                                                     ------------------    ------------------    ------------------

Operating Activities
   Net income.....................................   $       12,241,932    $        8,396,549    $        6,418,306
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Provision for loan losses..................            1,970,768             1,700,000             2,510,000
       Depreciation, amortization,
         and accretion, net.......................              943,682               917,628               752,624
       Deferred tax benefit.......................           (1,150,602)           (1,202,370)             (849,154)
       Realized investment securities gains.......                   --                    --               (36,083)
       Gain on disposition of other
         real estate..............................             (579,244)                   --               (13,489)
       Gain on disposition of
         premises and equipment...................             (414,508)                   --                    --
       (Increase) decrease in accrued
         interest receivable......................             (580,576)              195,047              (215,985)
       Increase (decrease) in accrued
         interest payable.........................              548,780            (1,008,041)              178,011
       Other, net.................................              829,720                40,660               (45,523)
                                                     ------------------    ------------------    ------------------
       Net Cash Provided By
         Operating Activities.....................           13,809,952             9,039,473             8,698,707
                                                     ------------------    ------------------    ------------------

Investing Activities
   Purchases of securities available-for-sale.....           (1,750,100)             (500,000)           (1,251,919)
   Purchases of investment securities
     held-to-maturity.............................          (40,246,598)          (29,251,273)          (21,968,075)
   Proceeds from sales, maturities, calls
     and pay-downs of investment
     securities held-to-maturity..................            6,437,208            26,647,486            21,624,634
   Proceeds from sale of securities
     available-for-sale...........................                   --               500,000                63,500
   Proceeds from maturity of interest-
     bearing deposits with other banks............                   --                    --             2,500,000
   Net increase in loans to customers.............         (111,333,522)          (27,502,464)          (97,754,367)
   Purchase of premises and equipment.............           (1,593,109)           (3,345,158)           (2,919,987)
   Proceeds from disposition of
     premises and equipment.......................              718,505                21,842                62,119
   Proceeds from disposition of
     foreclosed real estate.......................              715,564                    --                75,000
                                                     ------------------    ------------------    ------------------
       Net Cash Used In
         Investing Activities.....................         (147,052,052)          (33,429,567)          (99,569,095)
                                                     ------------------    ------------------    ------------------


                          (Continued on following page)

               See notes to consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                  Years Ended December 31, 2004, 2003 and 2002


                                                            2004                  2003                  2002
                                                     ------------------    ------------------    ------------------

Financing Activities
   Net increase in demand deposits, NOW
     accounts, and savings accounts...............   $       60,294,535    $       39,881,549    $       16,278,817
   Net increase (decrease) in certificates
     of deposit...................................           37,006,494           (40,531,669)           89,794,365
   Net increase (decrease) in short-term
     borrowings...................................            6,457,000             7,500,000            (1,086,000)
   Issuance of long-term debt.....................           25,000,000                    --            25,055,696
   Repayments of long-term debt...................           (5,021,698)          (10,000,000)           (7,593,792)
   Sale of common stock...........................              465,202                    --                    --
   Repayment of subordinated capital note.........                   --                    --            (5,000,000)
   Issuance of subordinated debentures............                   --                    --            10,310,000
   Compensation associated with the
     issuance of options, net of tax..............               17,988                 6,227                    --
   Cash dividends.................................           (1,883,192)             (780,829)           (1,093,161)
                                                     ------------------    ------------------    ------------------
       Net Cash Provided By (Used In)
          Financing Activities....................          122,336,329            (3,924,722)          126,665,925
                                                     ------------------    ------------------    ------------------

Net (Decrease) Increase in Cash and
   Cash Equivalents...............................          (10,905,771)          (28,314,816)           35,795,537

Cash and Cash Equivalents
   at Beginning of Year...........................           30,519,849            58,834,665            23,039,128
                                                     ------------------    ------------------    ------------------

Cash and Cash Equivalents
   at End of Year.................................   $       19,614,078    $       30,519,849    $       58,834,665
                                                     ==================    ==================    ==================



               See notes to consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2004, 2003 and 2002


                                       73
Note 1 - Summary of Significant Accounting Policies

     Florida Community Banks, Inc. ("FCBI") (a Florida corporation) and its wholly owned subsidiary, Florida Community Bank (the "Bank") (a Florida corporation) collectively referred to herein as the "Company," is headquartered in Immokalee, Florida. The Bank's main office is in Immokalee, Florida with nine additional branch offices in Southwest Florida and a tenth office scheduled to open in January 2006. The Bank provides a full range of banking services to individual and corporate customers in Charlotte, Collier, Glades, Hendry, and Lee counties and the surrounding areas.

     The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States and to general practice within the banking industry. The following summarizes the most significant of these policies.

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

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2004, 2003 and 2002

Note 1 - Summary of Significant Accounting Policies - Continued

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

Securities

Securities are classified as either held-to-maturity, available-for-sale or trading.

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

The Company has no trading securities.

Loans

Loans are stated at unpaid principal balances, less the allowance for loan losses, unearned discounts, and net deferred loan fees.

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

                        December 31, 2004, 2003 and 2002


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

                        December 31, 2004, 2003 and 2002


Note 1 - Summary of Significant Accounting Policies - Continued

     While a loan is classified as non-accrual and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding, except in the case of loans with scheduled amortizations where the payment is generally applied to the oldest payment due. When the future collectability of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a non-accrual loan has been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge offs have been fully recovered. Interest income recognized on a cash basis was immaterial for the years ended December 31, 2004, 2003 and 2002.

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

Advertising Costs

     The  Company's  policy  is  to  expense   advertising  costs  as  incurred.
Advertising expense for the years ended December 31, 2004, 2003 and 2002 amounted to approximately $226,000, $218,000 and $135,000, respectively.

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2004, 2003 and 2002


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

Stock-Based Compensation

     At December 31, 2004, the Company had a stock-based employee compensation plan, which is more fully described in Note 12. Prior to 2003, the Company accounted for this plan under the recognition and measurement provisions of APB No. 25, Accounting for Stock Issued to Employees, and the related Interpretations. Accordingly, no stock-based compensation cost was included in net earnings for the year ended December 31, 2002, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as provided by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 allows for a prospective method of adoption of SFAS 123, whereas, the Company can prospectively account for the current expense of options granted during 2003 and thereafter. Results of prior years have not been restated. The following table illustrates the effects on net income and earnings per share if the fair value based method had been applied to all outstanding awards in each period.

                                                                        Years Ended December 31,
                                                     --------------------------------------------------------------
                                                            2004                  2003                  2002
                                                     ------------------    ------------------    ------------------

   Net Income, as reported........................   $       12,241,932    $        8,396,549    $        6,418,306

   Add: Stock-based compensation
     expense included in net income, net
     of related taxes.............................               19,597                 6,227                    --

   Deduct: Total stock-based employee
     compensation expense determined under
     the fair value method for all awards,
     net of related taxes.........................              (33,638)              (21,053)              (41,145)
                                                     ------------------    ------------------    ------------------

   Pro Forma Net Income...........................   $       12,227,891    $        8,381,723    $        6,377,161
                                                     ==================    ==================    ==================

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2004, 2003 and 2002


Note 1 - Summary of Significant Accounting Policies - Continued

                                                                        Years Ended December 31,
                                                     --------------------------------------------------------------
                                                            2004                  2003                  2002
                                                     ------------------    ------------------    ------------------
   Basic Earnings per Common Share
     As reported..................................   $             2.71    $             1.87    $             1.43
     Pro Forma....................................                 2.71                  1.86                  1.42

   Diluted Earnings per Common Share
     As reported..................................                 2.68                  1.85                  1.42
     Pro Forma....................................                 2.68                  1.85                  1.41

   Weighted Average Fair Value of Options
     Granted during the year......................                 2.58                  1.09                    --

   Assumptions:
     Average Risk Free Interest Rate..............                 3.97%                 3.31%                   --
     Average Expected Volatility..................                11.10                  6.60                    --
     Expected Dividend Yield......................                 3.75                  3.17                    --
     Expected Life................................            8.0 years             6.6 years                    --

     The effects of applying SFAS No. 123 as amended by SFAS No. 148 for providing proforma disclosures are not likely to be representative of the effects on reported earnings for future years, nor are the dividend estimates representative of commitments on the part of the Company's Board.

Retirement Plan

     During 2003 the Company had a defined contribution Pension Plan, which was terminated as of December 31, 2003. The Company also has a Profit-Sharing Plan covering all eligible employees that was amended as of December 31, 2003, to allow employee elective contributions under Internal Revenue Code section 401K. The Company also adopted an Employee Stock Ownership Plan ("ESOP"), which also allows elective employee contributions. Employer contributions to the plans are included in salaries and employee benefits expense. Pension Plan contributions were required at 10 percent of total eligible employee compensation. Profit-Sharing and ESOP contributions are determined by the board of directors. The Company also has deferred compensation plans with certain executive officers and directors. The Company contributes amounts to the pension fund sufficient to satisfy funding requirements of the Employee Retirement Income Security Act.

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

                        December 31, 2004, 2003 and 2002


Note 1 - Summary of Significant Accounting Policies - Continued

     The Bank has available as a source of financing a line of credit with the Federal Home Loan Bank of Atlanta that is limited to 15% of assets (approximately $98,900,000 at December 31, 2004), of which $38,900,000 was available and unused. The ability to utilize the remaining line is dependent on the amount of eligible collateral that is available to pledge to the Federal Home Loan Bank.

     The Bank also has available as a source of short-term financing the purchase of federal funds from other commercial banks and commercial lines of credit. At December 31, 2004, the total amount available for short-term financing was $50,150,000.

     The Company also has available a $5,000,000 line of credit with the Bankers Bank. This line is secured by 51% of the bank's common stock and is due on demand by the lender. At December 31, 2004, $4,900,000 was available for additional funding.

Segment Information

     All of the Company's offices offer similar products and services, are located in the same geographic region, and serve the same customer segments of the market. As a result, management considers all units as one operating segment and therefore feels that the basic consolidated financial statements and related footnotes provide details related to segment reporting.

Reclassifications

     Certain amounts in 2003 and 2002 have been reclassified to conform with the 2004 presentation.

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

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The provisions of this statement are effective for contracts entered into or modified after June 20, 2003, and hedging relationships designated after June 30, 2003, and generally require that contracts with comparable characteristics be accounted for similarly. Except for the provisions related to FASB Statement 133, Accounting for Derivative Instruments and Hedging Activities, all provisions of this statement should be applied prospectively. The provisions of the statement related to Statement 133 Implementation Issues that have been effective for fiscal quarters that begin prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of the provisions of this statement did not have a material effect on the Company's operating results or financial position.

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2004, 2003 and 2002


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

     In December 2003, the FASB revised previously issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement. This statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. This statement retains the disclosure requirements contained in FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The provisions of this statement are effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this statement are effective for interim periods beginning after December 15, 2003. The adoption of the provisions of this revised statement did not have a material effect on the Company's operating results or financial position.

     In December 2003, the FASB revised previously issued FIN 46, Consolidation of Variable Interest Entities, ("FIN 46R") which clarifies the application of Accounting Research Bulletin ("ARB") 51, Consolidated Financial Statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The reporting and disclosure requirements of this Interpretation are effective for all financial statements of public companies for the first period ending after December 15, 2003 and for all other types of entities for periods ending after March 15, 2004. The adoption of this interpretation did not have a material impact on the Company's consolidated financial statements.

     In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position
(SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, which addresses the accounting for differences between contractual cash flows and expected cash flows for loans acquired in a transfer when those differences are attributable at least in part to a decline in credit quality. The scope of SOP 03-3 includes loans where there is evidence

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2004, 2003 and 2002


Note 1 - Summary of Significant Accounting Policies - Continued

     of deterioration in credit quality since origination, and includes loans acquired individually, in pools or as part of a business combination. Under SOP 03-3, the difference between expected cash flows and the purchase price is accreted as an adjustment to yield over the life. The Company does not expect the application of SOP 03-03 to have a material impact on our consolidated financial position or results of operations.

     In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on the remaining portions of EITF 03-01, The Meaning of Other-Than-Temporary Impairment and It's Application to Certain Investments, effective for the first fiscal year or interim period beginning after June 15, 2004. EITF 03-01 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (1) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment, and (2) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's cost and its fair value. Certain disclosure requirements of EITF 03-01 were adopted in 2003 and the Company began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position to provide additional implementation guidance. Due to the recognition and measurement provisions being suspended and the final rule delayed, the Company is not able to determine whether the adoption of these new provisions will have a material impact on its consolidated financial position or results of operations.

     In March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 105, Application of Accounting Principles to Loan Commitments. SAB 105 requires that the fair value measurement of mortgage loan commitments, which are derivatives, exclude any expected future cash flows related to the customer relationship or servicing rights. The guidance in SAB 105 must be applied to mortgage loan commitments entered into after March 31, 2004. The impact on the Company is not material given the declines in mortgage banking volume, but could be in the future. The impact is primarily the timing of when gains should be recognized in the financial statements.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) entitled Share-Based Payment ("SFAS No. 123R") that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. This Statement eliminates the alternative to use Opinion 25's intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This statement requires entities to recognize the cost of employee

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2004, 2003 and 2002


Note 1 - Summary of Significant Accounting Policies - Continued

     services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). Recognition of that compensation cost helps users of financial statements to better understand the economic transactions affecting an entity and to make better resource allocation decisions. The Company is currently evaluating the provisions of SFAS No. 123R and will adopt it on July 1, 2005.

Earnings Per Common Share

     Basic earnings per common share are computed by dividing earnings available to stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock, as prescribed by SFAS No. 128, Earnings per Share. All per share amounts included in these consolidated financial statements have been retroactively adjusted to reflect the effects of the 1.2 for 1.0 stock splits which occurred during 2004, 2003 and 2002. The following reconciles the weighted average number of shares outstanding:

                                                            2004                  2003                  2002
                                                     ------------------    ------------------    ------------------

Weighted average of common
   shares outstanding.............................            4,516,295             4,497,169             4,497,169
Effect of dilutive options........................               48,587                34,644                24,657
                                                     ------------------    ------------------    ------------------

Weighted average of common shares
   outstanding effected for dilution..............            4,564,882             4,531,813             4,521,826
                                                     ==================    ==================    ==================

     In December 2002, December 2003, and December 2004, the Company issued 1.2-for-1.0 stock splits. All per share amounts included in these consolidated financial statements have been retroactively adjusted to give effect to these splits.

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

     In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods. The Company has no such items to be reclassified at December 31, 2004, 2003 and 2002.

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2004, 2003 and 2002


Note 1 - Summary of Significant Accounting Policies - Continued

Statements of Cash Flows

     The Company includes cash, due from banks, and certain cash equivalents in preparing the statements of cash flows. The following is supplemental disclosure to the statements of cash flows for the three years ended December 31, 2004.

                                                                        Years Ended December 31,
                                                     --------------------------------------------------------------
                                                            2004                  2003                  2002
                                                     ------------------    ------------------    ------------------

   Cash paid during the year for interest.........   $        8,650,839    $       11,088,782    $       11,609,219

   Cash paid during the year for income
     taxes, net...................................            8,159,604             6,550,908             4,772,000

   Non-cash Disclosures:

   Loans transferred to foreclosed
     real estate during the year..................               62,346             6,371,833               133,743

   Proceeds from sale of foreclosed real
     estate financed through loans................            3,891,469                    --               121,998


Note 2 - Restrictions on Cash and Due from Bank Accounts

     The Bank is required by regulatory authorities to maintain average reserve balances either in vault cash or on deposit with the Federal Reserve. The average amount of those reserves required at December 31, 2004 and 2003, were approximately $8,879,000 and $5,954,000, respectively.


Note 3 - Securities

     The carrying amounts of securities as shown in the consolidated statements of financial condition and their approximate fair values at December 31, 2004 and 2003 were as follows:

                                                                      Gross            Gross           Estimated
                                                  Amortized        Unrealized       Unrealized           Fair
                                                    Cost              Gains           Losses             Value
                                               ---------------  ---------------   ---------------  ----------------
Securities Available-for-Sale

December 31, 2004:
   Equity securities........................   $     4,935,077  $            --   $            --  $      4,935,077
                                               ===============  ===============   ===============  ================

December 31, 2003:
   Equity securities........................   $     3,184,977  $            --   $            --  $      3,184,977
                                               ===============  ===============   ===============  ================




Note 3 - Securities - Continued

                                                                      Gross            Gross           Estimated
                                                  Amortized        Unrealized       Unrealized           Fair
                                                    Cost              Gains           Losses             Value
                                               ---------------  ---------------   ---------------  ----------------

Securities Held-to-Maturity

December 31, 2004:
   U. S. Government and
     agency securities......................   $     1,996,586  $             --  $         9,186  $      1,987,400
   Mortgage-backed securities...............        67,333,574            96,466          425,576        67,004,464
                                               ---------------  ----------------  ---------------  ----------------

                                               $    69,330,160  $         96,466  $       434,762  $     68,991,864
                                               ===============  ================  ===============  ================
December 31, 2003:
   U. S. Government and
     agency securities......................   $     1,768,406  $         52,182  $           438  $      1,820,150
   Mortgage-backed securities...............        33,984,499           140,176          648,499        33,476,176
                                               ---------------  ----------------  ---------------  ----------------

                                               $    35,752,905  $        192,358  $       648,937  $     35,296,326
                                               ===============  ================  ===============  ================

     The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004.

                                   Less Than 12 Months           12 Months or More                 Total
                               ---------------------------  --------------------------  ---------------------------
                                    Fair       Unrealized       Fair        Unrealized       Fair       Unrealized
   Description of Securities        Value        Losses         Value         Losses         Value        Losses
-----------------------------  -------------   -----------  -------------  -----------  -------------   -----------

U.S. Government and
   agency securities.........  $   1,987,400   $     9,186  $          --  $        --  $   1,987,400   $     9,186
Mortgage-backed
   securities................     21,480,599       274,039      8,030,582      151,537     29,511,181       425,576
                               -------------   -----------  -------------  -----------  -------------   -----------

     Total Temporarily
     Impaired Securities.....  $  23,467,999   $   283,225  $   8,030,582  $   151,537  $  31,498,581   $   434,762
                               =============   ===========  =============  ===========  =============   ===========

     Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

     At December 31, 2004, the Company had 3 individual securities that were in an unrealized loss position or impaired for the timeframe 12 months or more indicated above. All of these investment positions'

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2004, 2003 and 2002


Note 3 - Securities - Continued

     impairments are deemed not to be other-than-temporary impairments. Substantially all of these positions are backed by 1-4 family mortgages and the related securities have experienced volatility in their market prices as a result of the fluctuating home mortgage interest rate environment during 2004. The Company does not expect any other-than-temporary impairments to develop related to the investment positions.

     The contractual maturities of securities held-to-maturity and securities available-for-sale at December 31, 2004, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                           Securities                        Securities
                                                       Held-to-Maturity                 Available-for-Sale
                                                  Amortized           Fair           Amortized           Fair
                                                     Cost             Value             Cost             Value
                                               ---------------  ---------------   ---------------  ---------------

Due in one year or less.....................   $            --  $             --  $            --  $            --
Due after one year through five years.......         2,138,853         2,115,519               --               --
Due after five years through ten years......         1,411,776         1,475,457               --               --
Due after ten years.........................        65,779,531        65,400,888               --               --
Equity securities...........................                --                --        4,935,077         4,935,077
                                               ----------------  -----------------  ---------------  ----------------

                                               $    69,330,160  $     68,991,864  $     4,935,077  $      4,935,077
                                               ===============  ================  ===============  ================

Gross realized gains and losses from the sale of securities for the years ended December 31 are as follows:

                                                            2004                  2003                  2002
                                                     ------------------    ------------------    ------------------

Realized gains....................................   $               --    $               --    $           36,083
Realized losses...................................                   --                    --                    --

     Dispositions through calls, maturities and pay-downs resulted in no net gain or loss during 2004, 2003 and 2002.

     Equity securities include restricted investments in The Bankers Bank, Independent Bankers' Bank and Federal Home Loan Bank stock, which must be maintained to secure the available lines of credit. The amount of investment in these stocks amounted to $4,125,077 and $2,374,977 at December 31, 2004 and 2003, respectively. Additional equity securities at December 31, 2004 and 2003 consist of a $310,000 investment in the FCBI Capital Trust I (see Note 9) and at December 31, 2004 and 2003 a $500,000 investment in Capital Securities Investors, LLC, which amounts to a 20% ownership in this entity.

     Investment securities pledged to secure public funds on deposit, FHLB advances and for other purposes as required by law amounted to approximately $52,912,000 and $23,218,000 at December 31, 2004 and 2003, respectively.

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2004, 2003 and 2002


Note 4 - Loans

     The Company grants loans to customers primarily in Charlotte, Collier, Glades, Hendry and Lee Counties of Southwest Florida.

The major classifications of loans as of December 31, 2004 and 2003 are as follows:

                                                                                  2004                  2003
                                                                           ------------------    ------------------

Commercial, financial and agricultural.................................    $       51,378,263    $       45,274,352
Real estate - construction.............................................           270,016,418           172,890,197
Real estate - mortgage.................................................           222,949,441           208,818,843
Consumer...............................................................             8,086,107            10,665,451
Other..................................................................             2,180,902             1,486,507
                                                                           ------------------    ------------------
   Total...............................................................           554,611,131           439,135,350
Unearned income........................................................            (2,101,976)           (1,542,523)
Allowance for loan losses..............................................            (9,791,269)           (8,066,817)
                                                                           ------------------    ------------------

Net loans..............................................................    $      542,717,886    $      429,526,010
                                                                           ==================    ==================

     Deposit overdrafts reclassified as loans and included in the other loan category amounted to $382,482 and $225,303, at December 31, 2004 and 2003, respectively.

     Loans the Company considered to be impaired (including non-accrual loans) at December 31, 2004 and 2003 totaled approximately $7,809,000 and $16,147,000, respectively. The impaired loans at December 31, 2004 and 2003 had related allowances of $1,171,334 and $2,422,050, respectively. The average recorded investment in impaired loans for the years ended December 31, 2004 and 2003 was approximately $9,600,345 and $3,748,755, respectively. For the years ended December 31, 2004 and 2003, the difference between gross interest income that would have been recorded in such period if the non-accruing loans had been current in accordance with their original terms and the amount of interest income on those loans that was included in such period's net income was approximately $31,692 and $450,861, respectively.

     The Company has no commitments to lend additional funds to the borrowers of non-accrual loans.

     Net unamortized deferred loan fees and origination costs included in unearned income amounted to $2,101,976 and $1,542,523, as of December 31, 2004 and 2003.

     Commercial and residential real estate loans pledged to secure Federal Home Loan Bank advances and letters of credit amounted to approximately $38,457,000 and $33,225,000 at December 31, 2004 and 2003, respectively (see Note 9). Commercial and residential real estate loans pledged to secure the Federal Reserve Bank line of credit amounted to approximately $14,685,000 and $5,856,910 at December 31, 2004 and 2003, respectively.

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2004, 2003 and 2002


Note 5 - Allowance for Loan Losses

Changes in the allowance for loan losses for the years ended December 31, 2004, 2003 and 2002 were as follows:

                                                            2004                  2003                  2002
                                                     ------------------    ------------------    ------------------

   Balance at beginning of year...................   $        8,066,817    $        6,319,298    $        3,802,836

   Charge-offs....................................             (455,318)             (222,911)             (206,836)
   Recoveries.....................................              209,002               270,430               213,298
                                                     ------------------    ------------------    ------------------
     Net (charge-offs) recoveries.................             (246,316)               47,519                 6,462
   Provision for loan losses......................            1,970,768             1,700,000             2,510,000
                                                     ------------------    ------------------    ------------------

   Balance at end of year.........................   $        9,791,269    $        8,066,817    $        6,319,298
                                                     ==================    ==================    ==================


Note 6 - Premises and Equipment

Premises and equipment as of December 31, 2004 and 2003 is as follows:

                                                                                  2004                  2003
                                                                           ------------------    ------------------

   Land................................................................        $    3,128,438        $    3,186,438
   Land improvements...................................................               409,011               388,324
   Building............................................................             9,974,358            10,107,444
   Furniture and equipment.............................................             3,889,338             3,790,919
   Automobiles.........................................................               352,194               319,228
   Construction in progress............................................             1,147,838                56,777
                                                                           ------------------    ------------------
                                                                                   18,901,177            17,849,130
   Less allowance for depreciation.....................................            (5,556,106)           (5,081,623)
                                                                           ------------------    ------------------

                                                                           $       13,345,071    $       12,767,507
                                                                           ==================    ==================

     The provision for depreciation charged to occupancy and equipment expense for the years ended December 31, 2004, 2003 and 2002 was $711,547, $669,386 and $687,466, respectively.



              [The remainder of this page intentionally left blank]

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2004, 2003 and 2002


Note 7 - Deposits

     The aggregate amounts of time deposits of $100,000 or more, including certificates of deposit of $100,000 or more at December 31, 2004 and 2003 were $184,621,865 and $142,946,476, respectively. Time deposits of less than $100,000 totaled $64,417,437 and $69,095,166 at December 31, 2004 and 2003, respectively. Demand deposit overdrafts reclassified as loan balances as of December 31, 2004 and 2003 amounted to $382,482 and $225,303, respectively.

     The maturities of time certificates of deposit and other time deposits issued by the Bank at December 31, 2004, are as follows:

     Year Ending December 31,
                   2005......................................................................    $      123,301,052
                   2006......................................................................           110,416,347
                   2007......................................................................             7,485,022
                   2008......................................................................             4,470,022
                   2009......................................................................             3,366,859
                                                                                                 ------------------

                                                                                                 $      249,039,302
                                                                                                 ==================

Note 8 - Short-term Borrowings

Short-term borrowings at December 31, 2004 and 2003 consist of the following:

                                                                                  2004                  2003
                                                                           ------------------    ------------------

Federal funds purchased................................................    $        3,851,000    $        7,000,000
Line of credit with an unaffiliated financial institution..............               100,000               250,000
Balance due on investment in limited
   liability investment company........................................                    --               250,000
Securities sold under agreements to repurchase.........................            10,106,000                    --
                                                                           ------------------    -------------------

                                                                           $       14,057,000    $        7,500,000
                                                                           ==================    ==================



              [The remainder of this page intentionally left blank]

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2004, 2003 and 2002


Note 8 - Short-term Borrowings - Continued

     Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                                                  2004                  2003
                                                                           ------------------    ------------------

Average balance during the year........................................    $          246,191    $               --
Average interest rate during the year..................................                  2.44%                   --
Maximum month-end balance during the year..............................    $       10,106,000    $               --

U.S. Agency, municipal and mortgage-backed securities underlying the agreements at year end:

Carrying value.........................................................    $       10,302,842    $               --
Estimated fair value...................................................            10,303,069                    --


Note 9 - Long-term Debt

     At December 31, 2004 and 2003, the Company had long-term debt totaling $70,310,000 and $50,331,698, respectively.

Long-term debt consists of the following at December 31:

                                                                                                   2004                  2003
                                                                                       ------------------    ------------------

Long-term  Federal  Home Loan Bank  advances,  with varying  maturities  from
 April 2005   through  December  2014,  the interest  rates have a variable
 base or are at a fixed   rate  between  2.61% to 6.37%,  secured by real
 estate  mortgage  loans and  pledged  securities...............................       $       60,000,000   $       40,000,000

Long-term  subordinated  debentures;  interest rate prime plus 0.5%, the debenture has a 30-year life with a call option of 5 years, subject to
   regulatory approval..........................................................               10,310,000           10,310,000

Notes payable to Ford Motor Credit, with interest rates varying from 0.90% to
   5.90%, interest and principal paid monthly over 3-year periods, various maturities in 2003,
   secured by vehicles.........................................................                       --                21,698
                                                                                       -------------------    ------------------

                                                                                       $       70,310,000   $       50,331,698
                                                                                       ===================   ===================

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2004, 2003 and 2002


Note 9 - Long-term Debt - Continued

     In June 2002, the Company formed a wholly-owned Delaware statutory business trust, FCBI Capital Trust I, which issued $10,000,000 of guaranteed preferred securities representing undivided beneficial interests in the assets of the trust ("Trust Preferred Securities"). The common securities of the trust are owned by the Company. The proceeds from the issuance of the Trust Preferred Securities ($10,000,000) and common securities ($310,000) were used by the trust to purchase $10,310,000 of junior subordinated deferrable interest debentures of the Company. The debentures, which bear interest at Prime rate plus 0.5%, represent the sole asset of the trust. The Company has fully and unconditionally guaranteed all obligations of the Trust on a subordinated basis with respect to the Trust Preferred Securities. In accordance with the provisions of Financial Interpretation No. 46R, the Company accounts for the Trust Preferred Securities as a long-term debt liability to the Trust in the amount of $10,310,000. Subject to certain limitations, the Trust Preferred Securities qualify as Tier 1 capital.

     The Company has entered into an agreement, which fully and unconditionally guarantees payment of accrued and unpaid distributions required to be paid on the Trust Preferred Securities, with respect to any Trust Preferred Securities called for redemption.

     The Trust Preferred Securities mature in September 2032 and may be called by the Company at any time after June 2007. Maturities of long-term debt following December 31, 2004, are as follows:

     Year Ending December 31,
                2005.........................................................................    $       15,000,000
                2006.........................................................................                    --
                2007.........................................................................                    --
                2008.........................................................................                    --
                2009.........................................................................             5,000,000
                Thereafter...................................................................            50,310,000
                                                                                                 ------------------

                                                                                                 $       70,310,000
                                                                                                 ==================

Note 10 - Shareholders' Equity

     At December 31, 2004 and 2003, shareholders' equity of the Company consisted of the following:

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

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2004, 2003 and 2002


Note 10 - Shareholders' Equity - Continued

     Stock Splits: In April 2002, each share of the Bank was converted into one share of the Company's $0.01 par value common stock. In December 2002, the Company issued a 1.2 for 1.0 common stock split resulting in an increase in the number of outstanding shares to 3,123,316. In December 2003, the Company issued a 1.2 for 1.0 common stock split resulting in an increase in the number of outstanding shares to 3,747,641. In December 2004, the Company issued a 1.2 for
1.0 common stock split resulting in an increase in the number of outstanding shares to 4,519,321. All per share amounts included in these consolidated financial statements have been adjusted to give retroactive effect to the stock splits.


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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to adjusted total assets (as defined). Management believes, as of December 31, 2004, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

     As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum Total capital, Tier 1 capital, and Tier 1 leverage ratios as disclosed in the table below. There are no changes in conditions or events since the most recent notification that management believes have changed the Bank's prompt corrective action category.



              [The remainder of this page intentionally left blank]

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2004, 2003 and 2002


Note 11 - Regulatory Capital Matters - Continued

The Company's and the Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                  To Be Well
                                                                                              Capitalized Under
                                                                    For Capital               Prompt Corrective
                                          Actual                 Adequacy Purposes            Action Provisions
                                 -----------------------      -----------------------     ------------------------
                                    Amount        Ratio         Amount         Ratio         Amount        Ratio
                                 -----------    --------      -----------   ---------     -----------    ---------
                                                                   (In thousands)

As of December 31, 2004:

Total Capital
   Consolidated..............    $    70,536       11.63%     $    48,518        8.00%            N/A           N/A
   Florida Community
     Bank....................         69,844       11.53           48,477        8.00     $    60,597        10.00%
Tier 1 Capital
   Consolidated..............         62,928       10.38           24,259        4.00             N/A           N/A
   Florida Community
     Bank....................         62,242       10.27           24,239        4.00          36,358         6.00
Tier 1 Leverage
   Consolidated..............         62,928       10.14           24,819        4.00             N/A           N/A
   Florida Community
     Bank....................         62,242       10.05           24,774        4.00          30,968         5.00

As of December 31, 2003:

Total Capital
   Consolidated..............    $    58,222       11.91%     $    39,114        8.00%            N/A           N/A
   Florida Community
     Bank....................         57,721       11.82           39,061        8.00     $    48,827        10.00%
Tier 1 Capital
   Consolidated..............         52,086       10.65           19,557        4.00             N/A           N/A
   Florida Community
     Bank....................         51,593       10.57           19,531        4.00          29,296         6.00
Tier 1 Leverage
   Consolidated..............         52,086       10.24           20,342        4.00             N/A           N/A
   Florida Community
     Bank....................         51,593       10.14           20,342        4.00          25,428         5.00

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2004, 2003 and 2002


Note 12 - Stock Option Plans

     The Company adopted the 2002 Key Employee Stock Compensation Program under which statutory and non-statutory stock options may be granted to certain key employees to purchase up to 170,328 shares (as adjusted for stock splits) at various prices from $10.42 to $22.92 per share. The options granted provide for these key employees to purchase shares of the Company's $0.01 par value common stock at no less than the market value at the dates of grant. The options granted may be exercised within ten years from the dates of grant subject to vesting requirements.

The following information relates to options outstanding under the plan at December 31, 2004.

                                                                                       Weighted
                                                          Number of                     Average           Number of
                                                           Options     Expiration   Contractual            Options
                                                         Outstanding      Date             Life          Exercisable
                                                       --------------  ----------   -----------         ------------
10/25/01 Options with an Exercise
Price of $10.42......................................          79,488   10/25/11           6.81              63,590
01/17/03 Options with an Exercise
Price of $13.89......................................           8,640   01/17/13           8.04               3,456
12/22/03 Options with an Exercise
Price of $20.00......................................          16,800   12/22/13           8.97               6,720
09/16/04 Options with an Exercise
Price of $22.92......................................          65,400   09/16/14           9.71                   --
                                                       --------------                                   ------------

Total................................................         170,328                      8.20              73,766
                                                       ==============                                   ===========

The following table presents the activity in the plan for the years ended December 31, 2004, 2003 and 2002:

                                                2004                       2003                       2002
                                    --------------------------  --------------------------   ----------------------
                                                    Weighted                    Weighted                 Weighted
                                                     Average                     Average                  Average
                                                    Exercise                    Exercise                 Exercise
                                       Shares        Price         Shares        Price        Shares      Price
                                    -------------  ------------ -----------  -------------   --------   -----------

Outstanding at January 1,........         104,928  $      12.24      79,488  $       10.42         --   $     0.00
   Granted.......................          65,400         22.92      25,440          17.92     79,488        10.42
   Exercised.....................              --          0.00          --           0.00         --         0.00
   Forfeited.....................              --          0.00          --           0.00         --         0.00
   Expired.......................              --          0.00          --           0.00         --         0.00
                                    --------------              -----------                  --------

Outstanding at December 31,......         170,328         16.34     104,928          12.24     79,488        10.42
                                    -------------               -----------                  --------

Exercisable at December 31,......          73,766         11.45      47,693          10.42     26,496        10.42
                                    =============               ===========                  ========

Weighted average fair value
   of options granted............                  $       2.58              $        0.92              $       --
                                                   ============              =============              ==========

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2004, 2003 and 2002


Note 13 - Other Operating Expenses

The major components of other operating expenses included in noninterest expenses at December 31, 2004, 2003 and 2002 are as follows (in thousands):

                                                            2004                  2003                  2002
                                                     ------------------    ------------------    ------------------

   Professional fees..............................   $              249    $              263    $              210
   Promotions and public relations................                  226                   218                   135
   Telephone......................................                  188                   175                   136
   Examination and assessment.....................                  176                   154                   139
   Supplies.......................................                  171                   152                   182
   ATM expense....................................                  147                   137                   124
   Software maintenance...........................                  138                   164                    70
   Courier........................................                  127                   113                    95
   Postage........................................                  123                   136                   137
   Bank charges...................................                   91                    74                    95
   Taxes and licenses.............................                   85                    95                   103
   Employee educational expenses..................                   70                    68                    41
   Director's board and committee fees............                   67                    67                    67
   Dues and subscriptions.........................                   48                    44                    44
   Other..........................................                  407                   231                   201
                                                     ------------------    ------------------    ------------------

                                                     $            2,313    $            2,091    $            1,779
                                                     ==================    ==================    ==================


Note 14 - Income Taxes

Federal and state income taxes receivable (payable) as of December 31, 2004 and 2003 included in other assets and other liabilities, respectively, were as follows:

                                                                                  2004                  2003
                                                                           ------------------    ------------------
Current
   Federal.............................................................    $          (42,924)   $          300,272

   State...............................................................               (25,381)               26,754

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2004, 2003 and 2002


Note 14 - Income Taxes - Continued

The components of the deferred income tax asset included in other assets as of December 31, 2004 and 2003 are as follows:

                                                                                  2004                  2003
                                                                           ------------------    ------------------

Deferred tax asset:
   Federal.............................................................    $        3,969,027    $        2,908,651
   State...............................................................               661,505               484,772
                                                                           ------------------    ------------------
     Total deferred income tax asset...................................             4,630,532             3,393,423
                                                                           ------------------    ------------------

Deferred tax liability:
   Federal.............................................................              (271,755)             (197,587)
   State...............................................................               (45,292)              (32,931)
                                                                           ------------------    ------------------
     Total deferred income tax liability...............................              (317,047)             (230,518)
                                                                           ------------------    ------------------

Net deferred tax asset.................................................    $        4,313,485    $        3,162,905
                                                                           ==================    ==================

The tax effects of each type of income and expense item that gave rise to deferred taxes are:

                                                                                  2004                  2003
                                                                           ------------------    ------------------

   Depreciation........................................................    $         (317,047)   $         (230,518)
   Allowance for loan losses...........................................             3,497,212             2,560,873
   Directors benefit plan..............................................               120,744               132,005
   Deferred loan fees..................................................               808,526               592,723
   Write-down of other real estate owned...............................               204,050                96,250
   Officers benefit plan...............................................                    --                11,550
   Issuance of stock options...........................................                    --                    22
                                                                           ------------------    ------------------

   Net deferred tax asset..............................................    $        4,313,485    $        3,162,905
                                                                           ==================    ==================

The components of income tax expense for the years ended December 31, 2004, 2003 and 2002 were as follows:

                                                            2004                  2003                  2002
                                                     ------------------    ------------------    ------------------
   Current
     Federal......................................   $        7,615,497    $        4,962,156    $        4,009,514
     State........................................            1,232,895               865,210               690,462

   Deferred
     Federal......................................             (989,535)             (631,451)             (723,827)
     State........................................             (164,960)             (105,238)             (125,327)
                                                     ------------------    ------------------    ------------------

                                                     $        7,693,897    $        5,090,677    $        3,850,822
                                                     ==================    ==================    ==================

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2004, 2003 and 2002


Note 14 - Income Taxes - Continued

There were no material tax effects of securities transactions for the years ended December 31, 2004, 2003 and 2002.

The principal reasons for the difference in the effective tax rate and the federal statutory rate are as follows for the years ended December 31, 2004, 2003 and 2002.

                                                  2004                     2003                        2002
                                        -----------------------   -----------------------    -----------------------

Federal income tax
   at statutory rates.................  $   6,778,182      34.0%  $    4,585,657     34.0%   $   3,491,504      34.0%
Add (deduct)
   State income tax, net of
     federal tax benefit..............        704,837       3.5          501,582      3.7          372,989       3.6
   Other..............................        210,878       1.1            3,438      0.0          (13,671)     (0.1)
                                        -------------  --------   --------------  -------    -------------  --------

Totals................................  $   7,693,897      38.6%  $    5,090,677     37.7%   $   3,850,822      37.5%
                                        =============  ========   ==============  =======    =============  ========


Note 15 - Benefit Plans

     During the years ended December 31, 2004, 2003 and 2002, the Company had three qualified employee benefit plans: 1) a Pension Plan, 2) a Profit Sharing Plan and 3) an Employee Stock Ownership Plan ("ESOP"). The Plans cover substantially all employees, subject to similar eligibility requirements. The Company contributed 10% of eligible compensation to the Pension Plan for the year ended 2002. The Pension Plan was terminated as of December 31, 2003. The Company's contribution to the plan for the year ended December 31, 2002, was $347,214. The Company's annual contribution to the Profit Sharing Plan is discretionary as determined by the board of directors. For the years ended December 31, 2004, 2003 and 2002, the Company's contributions charged to operations for the Profit Sharing Plan amounted to $506,733, $438,163 and $362,215, respectively. Effective January 1, 2003, the Company adopted the ESOP. The Company's annual contribution to the ESOP is discretionary as determined by the board of directors. The Company's contribution to the ESOP for 2004 and 2003 was $575,626 and $433,523, respectively.

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

                        December 31, 2004, 2003 and 2002


Note 15 - Benefit Plans - Continued

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

Net pension cost for the Director's Benefit Plan and the Salary Continuation Plan for 2004, 2003 and 2002 included the following components:

                                                            2004                  2003                  2002
                                                     ------------------    ------------------    ------------------

   Service cost...................................   $           29,369    $           27,952    $           23,171
   Interest cost..................................               29,233                36,608                39,373
                                                     ------------------    ------------------    ------------------

     Net periodic pension cost....................   $           58,602    $           64,560    $           62,544
                                                     ==================    ==================    ==================

The following table sets forth the accumulated benefit obligation of the Director's Benefit Plan and the Salary Continuation Plan recognized in the Company's statements of financial condition at December 31, 2004 and 2003.

                                                                                  2004                  2003
                                                                           ------------------    ------------------

Present value of benefit obligation:
   Vested..............................................................    $          313,622    $          372,870
   Non-vested..........................................................                    --                    --
                                                                           ------------------    ------------------

Accumulated benefit obligation/pension liability.......................    $          313,622    $          372,870
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

                        December 31, 2004, 2003 and 2002


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

     Loan commitments are made to accommodate the financial needs of the Company's customers. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Historically, most loan commitments and standby letters of credit expire unused. The Company's exposure to credit loss in the event of nonperformance by the counter-party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. The Company records a liability for the estimated fair value of standby letters of credit based on the fees charged for these arrangements. At December 31, 2004 and 2003 these recorded liabilities amounted to $40,712 and $46,152, respectively.

The total amounts of loan commitments and standby letters of credit are summarized as follows at December 31:

                                                                                          Contract or
                                                                                        Notional Amount
                                                                                  2004                  2003
                                                                           ------------------    ------------------

Loan commitments.......................................................    $      133,865,000    $       99,186,000
Standby letters of credit..............................................             3,715,000             3,810,000
                                                                           ------------------    ------------------

   Total unfunded commitments..........................................    $      137,580,000    $      102,996,000
                                                                           ==================    ==================

     Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the adequacy of the Company's allowance for loan losses. The total reserve allocated for unfunded commitments was approximately $386,000 and $185,000 at December 31, 2004 and 2003, respectively

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2004, 2003 and 2002


Note 17 - Concentrations of Credit

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

     The Company maintains its cash accounts at various commercial banks in the United States. The balances in commercial banks are insured by the FDIC up to $100,000. Total uninsured balances held at correspondent commercial banks amounted to $1,720,085 and $7,431,961 at December 31, 2004 and 2003,
respectively.


Note 18 - Restrictions on Dividends

     The Bank is subject to the dividend restrictions set forth by the State Banking Department (Florida). Under such restrictions, the Bank may not, without the prior approval of the State Banking Department, declare dividends in excess of the sum of the current year's earnings plus the retained earnings from the prior two years. For the year ending December 31, 2005, the Bank can declare dividends, without prior regulatory approval, of approximately $17,974,000 plus an additional amount equal to its net profits for 2005.


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




              [The remainder of this page intentionally left blank]

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2004, 2003 and 2002


Note 20 - Leases

     The Company leased facilities under non-cancelable operating leases during 2004, 2003 and 2002. The leases provided for renewal options and generally required the Company to pay maintenance, insurance, and property taxes. For the years ended December 31, 2004, 2003 and 2002, rental expense for such leases was $177,520, $175,620 and $182,870, respectively. The Company also entered into a sale/leaseback transaction with a related party in January 2001 for a branch facility, future minimum payments under this lease are included in the table below (see also Note 21).

Future minimum lease payments under such non-cancelable operating leases at December 31, 2004, are as follows:

     Year Ending December 31,
                  2005.......................................................................    $          180,537
                  2006.......................................................................               175,086
                  2007.......................................................................               174,413
                  2008.......................................................................               178,520
                  2009.......................................................................               182,730
                  Thereafter.................................................................             3,144,004
                                                                                                 ------------------

     Total minimum lease payments............................................................    $        4,035,290
                                                                                                 ==================


Note 21 - Related Party Transactions

     Loans: Certain directors, executive officers, and principal shareholders, including their immediate families and associates were loan customers of the Company during 2004 and 2003. Such loans are made in the ordinary course of business at normal credit terms, including interest rates and collateral and do not represent more than a normal risk of collection. A summary of activity and amounts outstanding are as follows:

                                                                                  2004                  2003
                                                                           ------------------    ------------------

Balance at Beginning of Year...........................................    $        6,254,498    $        8,446,838
New loans..............................................................             4,402,105             4,363,704
Repayments.............................................................            (2,524,236)           (6,556,044)
                                                                           ------------------    ------------------

Balance at End of Year.................................................    $        8,132,367    $        6,254,498
                                                                           ==================    ==================

Deposits: Deposits held from related parties were $14,428,433 and $13,855,659 at December 31, 2004 and 2003, respectively.

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

                        December 31, 2004, 2003 and 2002


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

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2004, 2003 and 2002


Note 22 - Fair Value of Financial Instruments - Continued

The estimated fair values of the Company's financial instruments as of December 31, 2004 and 2003 are as follows:

                                                             2004                               2003
                                               ---------------------------------  ---------------------------------
                                                  Carrying            Fair           Carrying            Fair
                                                   Amount             Value            Amount            Value
                                               ---------------  ----------------  ---------------  ----------------
                                                        (in thousands)                     (in thousands)
Financial Assets
   Cash and short-term investments..........   $        19,614  $         19,614  $        30,520  $         30,520
   Securities...............................            74,265            73,927           38,938            38,481
   Loans....................................           552,509           552,948          437,593           441,604
   Accrued interest receivable..............             3,290             3,290            2,709             2,709
                                               ---------------  ----------------  ---------------  ----------------

     Total Financial Assets.................   $       649,678  $        649,779  $       509,760  $        513,314
                                               ===============  ================  ===============  ================

Financial Liabilities
   Deposits.................................   $       520,585  $        521,618  $       423,284  $        423,666
   Short-term borrowings....................            14,057            14,057            7,500             7,500
   Long-term debt...........................            70,310            70,310           50,332            50,332
   Accrued interest payable.................             1,408             1,408              859               859
                                               ---------------  ----------------  ---------------  ----------------

     Total Financial Liabilities............   $       606,360  $        607,393  $       481,975  $        482,357
                                               ===============  ================  ===============  ================

Financial Instruments
   Commitments to extend credit.............   $       133,865  $          1,339  $        99,186  $            992
   Standby letters of credit................             3,715                41            3,810                46
                                               ---------------  ----------------  ---------------  ----------------

     Total Unrecognized Financial
       Instruments..........................   $       137,580  $          1,380  $       102,996  $          1,038
                                               ===============  ================  ===============  ================




             [The remainder of this page intentionally left blank.]

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2004, 2003 and 2002


Note 23 - Condensed Parent Company Information


Statements of Financial Condition

                                                                                  2004                  2003
                                                                           ------------------    ------------------
Assets

   Cash and due from banks.............................................    $          400,493    $          291,212
   Securities available-for-sale.......................................               810,000               810,000
   Investment in subsidiaries (equity method) -
     eliminated upon consolidation.....................................            62,242,329            51,592,894
   Other assets........................................................               156,422               226,996
                                                                           ------------------    ------------------

     Total Assets......................................................    $       63,609,244    $       52,921,102
                                                                           ==================    ==================

Liabilities and Shareholders' Equity

Liabilities

   Subordinated debentures.............................................    $       10,310,000    $       10,310,000
   Other debt..........................................................               100,000               500,000
   Other liabilities...................................................               271,545                25,333
                                                                           ------------------    ------------------
     Total Liabilities.................................................            10,681,545            10,835,333

     Total Shareholders' Equity........................................            52,927,699            42,085,769
                                                                           ------------------    ------------------

     Total Liabilities and Shareholders' Equity........................    $       63,609,244            52,921,102
                                                                           ==================    ==================




             [The remainder of this page intentionally left blank.]

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2004, 2003 and 2002


Note 23 - Condensed Parent Company Information - Continued


Statements of Income

                                                                                  2004                  2003
                                                                           ------------------    ------------------
Income
   Dividends from subsidiaries - eliminated upon consolidation.........    $        2,030,304    $        1,119,270
   Interest and other..................................................                34,319                   333
                                                                           ------------------    ------------------
     Total Income......................................................             2,064,623             1,119,603
                                                                           ------------------    ------------------

Expenses
   Salaries and employee benefits......................................                94,476                18,353
   Interest............................................................               531,660               524,681
   Other expenses......................................................               120,933               133,407
                                                                           ------------------    ------------------
     Total Expenses....................................................               747,069               676,441
                                                                           ------------------    ------------------

Income before income taxes and equity in
   undistributed earnings of subsidiary................................             1,317,554               443,162
Income tax benefit.....................................................               274,943               245,684
                                                                           ------------------    ------------------

Income before equity in undistributed
   earnings of subsidiary..............................................             1,592,497               688,846
Equity in undistributed earnings of subsidiary.........................            10,649,435             7,707,703
                                                                           ------------------    ------------------

     Net Income........................................................    $       12,241,932    $        8,396,549
                                                                           ==================    ==================




             [The remainder of this page intentionally left blank.]

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2004, 2003 and 2002


Note 23 - Condensed Parent Company Information - Continued


Statements of Cash Flows

                                                                                  2004                  2003
                                                                           ------------------    ------------------
Operating Activities
   Net income..........................................................    $       12,241,932    $        8,396,549
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Equity in undistributed income of subsidiary......................           (10,649,435)           (7,707,703)
     Other.............................................................               316,786               172,026
                                                                           ------------------    ------------------
       Net Cash Provided By Operating Activities.......................             1,909,283               860,872
                                                                           ------------------    ------------------

Investing Activities
Investment in equity securities........................................                    --              (500,000)
                                                                           ------------------    ------------------
       Net Cash Used In Investing Activities...........................                    --              (500,000)
                                                                           ------------------    ------------------

Financing Activities
   Sale of common stock................................................               465,202                    --
   Repayment of short-term debt........................................              (400,000)                   --
   Issuance of short-term borrowings...................................                    --               500,000
   Costs associated with the issuance of options.......................                17,988                 6,227
   Cash dividends......................................................            (1,883,192)             (780,829)
                                                                           ------------------    ------------------
     Net Cash Used In Financing Activities.............................            (1,800,002)             (274,602)
                                                                           ------------------    ------------------

Net Increase In Cash and Cash Equivalents..............................               109,281                86,270

Cash and Cash Equivalents at Beginning of Year.........................               291,212               204,942
                                                                           ------------------    ------------------

Cash and Cash Equivalents at End of Year...............................    $          400,493    $          291,212
                                                                           ==================    ==================

Cash Paid During the Year For:
   Interest............................................................    $          531,660    $          524,681




             [The remainder of this page intentionally left blank.]

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2004, 2003 and 2002


Note 24 - Quarterly Results of Operations (Unaudited)

Selected quarterly results of operations for the four quarters ended December 31 are as follows:

                                          First          Second          Third         Fourth
                                         Quarter         Quarter        Quarter        Quarter           Total
                                      -------------  -------------   -------------  -------------  ----------------
                                                                    (In Thousands)
2004:
Total interest income..............   $       9,058  $       9,596   $      10,141  $      10,789  $         39,584
Total interest expense.............           2,172          2,245           2,283          2,500             9,200
Provision for loan losses..........             300            200             750            721             1,971
Net interest income after
   provision for loan losses.......           6,586          7,151           7,108          7,568            28,413
Other noninterest income...........             727          1,118             659          1,270             3,774
Other noninterest expense..........           2,848          3,028           2,962          3,413            12,251
Income tax expense.................           1,680          1,975           1,805          2,234             7,694
Net income.........................           2,785          3,266           3,000          3,191            12,242
Per common share
   Basic earnings..................            0.62           0.73            0.66           0.70              2.71
   Diluted earnings................            0.61           0.72            0.66           0.69              2.68

2003:
Total interest income..............   $       8,304  $       8,447   $       8,502  $       8,267  $         33,520
Total interest expense.............           2,818          2,737           2,381          2,145            10,081
Provision for loan losses..........             300            300             700            400             1,700
Net interest income after
   provision for loan losses.......           5,186          5,410           5,421          5,722            21,739
Other noninterest income...........             626            666             663            773             2,728
Other noninterest expense..........           2,557          2,647           2,934          2,842            10,980
Income tax expense.................           1,226          1,302           1,185          1,377             5,090
Net income.........................           2,029          2,127           1,965          2,276             8,397
Per common share
   Basic earnings..................            0.45           0.48            0.43           0.51              1.87
   Diluted earnings................            0.45           0.47            0.43           0.50              1.85

2002:
Total interest income..............   $       7,004  $       7,653   $       8,228  $       8,381  $         31,266
Total interest expense.............           2,808          2,914           2,951          3,114            11,787
Provision for loan losses..........             330            280           1,100            800             2,510
Net interest income after
   provision for loan losses.......           3,866          4,459           4,177          4,467            16,969
Investment securities gains........              36             --              --             --                36
Other noninterest income...........             611            528             525            620             2,284
Other noninterest expense..........           2,123          2,242           2,312          2,343             9,020
Income tax expense.................             898          1,024             902          1,027             3,851
Net income.........................           1,492          1,721           1,488          1,717             6,418
Per common share
   Basic earnings..................            0.33           0.38            0.33           0.39              1.43
   Diluted earnings................            0.33           0.38            0.33           0.38              1.42

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

              None.

ITEM 9A.      CONTROLS AND PROCEDURES

              Disclosure Controls and Procedures

              Management of the Company, with the participation and under the supervision of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this annual report. Based on this evaluation the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this annual report to provide reasonable assurance that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls are met, and no evaluation of controls can provide absolute assurance that all controls and instances of fraud, if any, within a company have been detected.

              Management Report On Internal Control Over Financial Reporting

              The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

               o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

               o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

               o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

              Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

              The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

              Based on our assessment, management believes that, as of December 31, 2004, the Company's internal control over financial reporting is effective based on those criteria.

              The Company's independent auditors have issued an audit report on our assessment of the Company's internal control over financial reporting. This report appears in Part II, Item 8 of this report.

              There was no change in the Company's internal control over financial reporting that occurred during the Company's most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

              The Company did not fail to file any Form 8-K to disclose any information required to be disclosed therein during the fourth quarter of 2004.


                                    PART III



ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information appearing under the headings "ELECTION OF DIRECTORS," "BOARD OF DIRECTORS" and "COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934" on pages 3 to 6 and 14 in the Proxy Statement (the "2005 Proxy Statement") relating to the annual meeting of shareholders of the Company, scheduled to be held on April 21, 2005, is incorporated herein by reference. On March 3, 2003, the Company adopted a Code of Ethic applicable to Chief Financial Officer and its Chief Executive Officer.


ITEM 11.      EXECUTIVE COMPENSATION

     The information appearing under the headings "EXECUTIVE COMPENSATION" and "EMPLOYEE BENEFITS" on pages 7 to 13 of the 2005 Proxy Statement is incorporated herein by reference.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information appearing under the heading "ELECTION OF DIRECTORS" on pages 3 to 5 of the 2005 Proxy Statement and from Item 5 above is incorporated herein by reference.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information appearing under the heading "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" on pages 13 to 14 of the 2005 Proxy Statement is incorporated herein by reference.


ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees The aggregate fees billed for professional services by Schauer Taylor in connection with the audit of the annual financial statements and the reviews of the financial statements included in the Company's quarterly filings with the Securities and Exchange Commission for the fiscal years ended December 31, 2004 and 2003, were $64,501 and $75,200, respectively.

     Audit-Related Fees: In 2004 and 2003, Schauer Taylor also billed the Company $92,997 and $59,230, respectively, for fees reasonably related to the performance of its audit and reviews of financial statements. Such fees included travel and miscellaneous related fees.

     Tax Fees: In 2004 and 2003, Schauer Taylor also billed the Company $11,550 and $12,800, respectively, for tax compliance and advice, including the preparation of the Company's corporate tax returns.

     In all instances, Schauer Taylor's performance of those services was pre-approved by the Company's Audit Committee.

                                                     PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

     (a)       1. Financial Statements.

                  The following consolidated financial statements are located in
Item              8 of this Report:

                  Report of Independent Registered Public Accounting Firm Consolidated Statements of Financial Condition as of December 31, 2004 and 2003 Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002 Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2004, 2003 and 2002 Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002 Notes to Consolidated Financial Statements Quarterly Results (Unaudited)

               2. Financial Statement Schedules.

                  Schedules to the consolidated financial statements are omitted, as the required information is not applicable.

               3. Exhibits.

                  The following exhibits are filed or incorporated by reference
as                part of this Report:

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

    10.1       Employment agreement with Thomas S. Junker dated December 9, 1997
               (included as Exhibit 10.1 to the Bank's Registration Statement on
               Form 10-SB-A for the year ended December 31, 1998 and incorporated herein by reference). *

    10.2       2002 Key Employee Stock Compensation Program of FCBI (included as
               Appendix D to the Bank's Definitive Schedule 14-A filed with the
               FDIC on March 22, 2002 and incorporated herein by reference). *






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

    10.7       Employee  Stock  Ownership  Plan  (included as Exhibit 10.5 to the Company's Form S-8 filed May 6, 2004,and incorporated herein by reference).

    11         Statement re: computation of per share earnings                                                   80

    12         Statement re: computation of ratios                                                               80

    14         Code of  Ethics  (included  as  Exhibit  99.1 to the  Company's
               Form 8-K  filed on March 3,  2003,  and incorporated herein by reference.)

    21         Subsidiaries of the Registrant                                                                    81

    24         Power of Attorney                                                                                 85

    31.1       Chief Executive  Officer - Certification  of principal  executive
               officer  pursuant to the Exchange Act Rule 13(a) - 14(a) or 15(d) - 14(a).                        82

    31.2       Chief Financial  Officer - Certification  of principal  financial
               officer  pursuant to the Exchange Act Rule 13(a) - 14(a) or 15(d) - 14(a).                        83

    32.1       Chief  Executive  Officer -  Certification  pursuant to 18 U.S.C.
               Section 1350, as adopted  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002               84

    32.2       Chief  Financial  Officer -  Certification  pursuant to 18 U.S.C.
               Section 1350, as adopted  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002               84





* The referenced exhibit is a compensatory contract, plan or arrangement.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   FLORIDA COMMUNITY BANKS, INC.

Date:  March 15, 2005          By:    /s/ Stephen L. Price
                                    --------------------------------------------
                                    Stephen L. Price
                                    Chairman and Chief Executive Officer


Date:  March 15, 2005          By:    /s/ Guy W. Harris
                                    --------------------------------------------
                                    Guy W. Harris
                                    Chief Financial Officer

                                  EXHIBIT INDEX

         The following exhibits are filed as part of this report (in addition to those exhibits listed in Item 15 which are filed as a part of this report and incorporated by reference):


         Exhibit Number                                Description of Exhibit

              11                    Statement re: Computation of Per Share Earnings

              12                    Statement re: Computation of Ratios

              21                    Subsidiaries of the Registrant

              31.1                  Certification  of President and Chief Executive  Officer Pursuant to Section 302
                                    of Sarbanes-Oxley Act of 2002.

              31.2                  Certification   of  Chief   Financial   Officer   Pursuant  to  Section  302  of
                                    Sarbanes-Oxley Act of 2002.

              32.1                  Certification of President and Chief Executive  Officer Pursuant to Section 906
                                    of Sarbanes-Oxley Act of 2002.

              32.2                  Certification   of  Chief  Financial   Officer   Pursuant  to  Section  906  of
                                    Sarbanes-Oxley Act of 2002.

EXHIBIT 11 - STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

                          Florida Community Banks, Inc.
                   Computation of Net Income Per Common Share

The following tabulation presents the calculation of basic and diluted earnings per common share for the years ended December 31, 2004, 2003 and 2002.

                                                                        2004               2003             2002
                                                                 ----------------   ---------------    ---------------
Basic Earnings Per Share:
   Net income................................................    $     12,241,932   $     8,396,549    $     6,418,306
                                                                 ================   ===============    ===============

   Earnings on common shares.................................    $     12,241,932   $     8,396,549    $     6,418,306
                                                                 ================   ===============    ===============

   Weighted average common shares outstanding - basic........           4,516,295         4,497,169          4,497,169
                                                                 ================   ===============    ===============

   Weighted average common shares outstanding - diluted......           4,564,882         4,531,813          4,521,826
                                                                 ================   ===============    ===============

   Basic earnings per common share...........................    $          2.71    $          1.87    $          1.43
                                                                 ===============    ===============    ===============

   Diluted earnings per common share.........................    $          2.68    $          1.85    $          1.42
                                                                 ===============    ===============    ===============


EXHIBIT 12 - STATEMENT RE: COMPUTATION OF RATIOS

                          Florida Community Banks, Inc.
                Computation of Ratio of Earnings to Fixed Charges

                                                                               Year Ended December 31,
                                                                  -------------------------------------------------
                                                                       2004             2003              2002
                                                                  --------------    -------------    --------------
                                                                               (Dollars in thousands)

Pretax income.................................................    $       19,936    $      13,487    $       10,269
Add fixed charges:
   Interest on deposits.......................................             7,109            7,924            10,032
   Interest on borrowings.....................................             2,090            2,157             1,755
   Portion of rental expense representing interest expense....                59               60                62
                                                                  --------------    -------------    --------------
     Total fixed charges......................................             9,258           10,141            11,849
                                                                  --------------    -------------    --------------

Income before fixed charges...................................    $       29,194    $      23,628    $       22,118
                                                                  ==============    =============    ==============

Pretax income.................................................    $       19,935    $      13,487    $       10,269
Add fixed charges (excluding interest on deposits):
   Interest on borrowings.....................................             2,090            2,157             1,755
   Portion of rental expense representing interest expense....                59               60                62
                                                                  --------------    -------------    --------------
     Total fixed charges......................................             2,149            2,217             1,817
                                                                  --------------    -------------    --------------

Income before fixed charges (excluding interest on
   deposits)..................................................    $       22,084    $      15,704    $       12,086
                                                                  ==============    =============    ==============

Ratio of Earnings to Fixed Charges
   Including interest on deposits.............................             3.17              2.33              1.87
   Excluding interest on deposits.............................            10.28              7.08              6.65

EXHIBIT 21 - SUBSIDIARIES OF THE REGISTRANT




Subsidiaries - Direct/Wholly-owned                        State of Incorporation

Florida Community Bank                                                   Florida

FCBI Capital Trust I                                                    Delaware

EXIHIBIT 31.1

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

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth quarter that has materially affected or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


Date:  March 15, 2005   By:   /s/  Stephen L. Price
                         -------------------------------------------------------
                         Stephen L. Price, President, Chief Executive Officer and Chairman of the Board of Directors

EXIHIBIT 31.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Guy W. Harris, certify that:

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

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth quarter that has materially affected or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


Date:  March 15, 2005   By: /s/  Guy W. Harris
                           -----------------------------------------------------
                           Guy W. Harris
                           Chief Financial Officer

EXHIBIT 32.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with Florida Community Banks, Inc.'s ("Company") Annual Report on Form 10-K for the period ended December 31, 2004 ("Report"), each of the undersigned certify that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





Date:   March 15, 2005         By:   /s/ Stephen L. Price
                                     -------------------------------------------
                                     Stephen L. Price
                                     President and Chief Executive Officer



EXHIBIT 32.2

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with Florida Community Banks, Inc.'s ("Company") Annual Report on Form 10-K for the period ended December 31, 2004 ("Report"), each of the undersigned certify that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





Date:   March 15, 2005         By:   /s/ Guy W. Harris
                                     -------------------------------------------
                                     Guy W. Harris
                                     Chief Financial Officer

EXHIBIT 24 - POWER OF ATTORNEY


                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen L. Price and Guy W. Harris and each of them, his true and lawful attorney-in-fact, as agent with full power of substitution and re-substitution for him and in his name, place and stead, in any and all capacity, to sign any or all amendments to this Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Federal Deposit Insurance Corporation, granting unto said attorney-in-fact and agents in full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as they might or could be in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

                Directors                                                                      Date

/s/ Beauford E. Davidson                                                                  March 15, 2005
----------------------------------------
Beauford E. Davidson


/s/ Patrick B. Langford                                                                   March 15, 2005
----------------------------------------
Patrick B. Langford


/s/ Lewis J. Nobles, Jr.                                                                  March 15, 2005
----------------------------------------
Lewis J. Nobles, Jr.


/s/ Jon R. Olliff                                                                         March 15, 2005
----------------------------------------
Jon R. Olliff


/s/ James O'Quinn                                                                         March 15, 2005
----------------------------------------
James O'Quinn


/s/ Stephen L. Price                                                                      March 15, 2005
----------------------------------------
Stephen L. Price


/s/ Bernard T. Rasmussen                                                                  March 15, 2005
----------------------------------------
Bernard T. Rasmussen


/s/ Daniel G. Rosbough                                                                    March 15, 2005
----------------------------------------
Daniel G. Rosbough


/s/ James E. Williams, Jr.                                                                March 15, 2005
----------------------------------------
James E. Williams, Jr.