Form 10-Q
period 2005-03-31
FLORIDA COMMUNITY BANKS INC
filed 2005-05-09
CIK 1170902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    Form 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
          MARCH 31, 2005


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes     X                 No
                                     ------------------       ------------------



Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):
                  Yes       X    No
                         ------       ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Common Stock, $0.01 par           Outstanding at May 5, 2005: 4,548,939

                                    Form 10-Q

                          FLORIDA COMMUNITY BANKS, INC.

                                 March 31, 2005




                                TABLE OF CONTENTS

                                                                                                           Page No.
Part I - Financial Information

  Item 1 - Consolidated Financial Statements (Unaudited)



           Consolidated Statements of Financial Condition as of March 31, 2005
              and December 31, 2004.......................................................................     3


           Consolidated Statements of Income For The Three Months Ended

              March 31, 2005 and 2004.....................................................................     4

           Consolidated Statement of Shareholders' Equity For The Three Months
              Ended March 31, 2005........................................................................     5

           Consolidated Statements of Cash Flows For The Three Months
              Ended March 31, 2005 and 2004...............................................................     6

           Notes to Consolidated Financial Statements.....................................................     7

  Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................................................    12

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk.....................................    19

  Item 4 - Controls and Procedures........................................................................    20


Part II - Other Information


  Item 1 - Legal Proceedings..............................................................................    21

  Item 6 - Exhibits.......................................................................................    21


  Signatures

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                          FLORIDA COMMUNITY BANKS, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                March 31, 2005 (Unaudited) and December 31, 2004


                                                                                    March 31,
                                                                                      2005           December 31,
                                                                                   (Unaudited)           2004

Assets

   Cash and due from banks...................................................   $     25,271,509  $      18,665,823
   Interest-bearing deposits with banks......................................          1,422,123            948,255
   Fed funds sold............................................................          2,411,000                  -
                                                                                ----------------  ------------------
       Cash and Cash Equivalents.............................................         29,104,632         19,614,078

Securities available-for-sale................................................          4,984,265          4,935,077
Securities held-to-maturity, fair value of $65,821,275 in 2005
   and $68,991,864 in 2004...................................................         67,173,570         69,330,160

Loans, net of unearned income................................................        610,443,954        552,509,155
Allowance for loan losses....................................................         (9,814,285)        (9,791,269)
                                                                                ----------------  -----------------
       Net Loans.............................................................        600,629,669        542,717,886

Premises and equipment, net..................................................         13,520,648         13,345,071
Accrued interest.............................................................          3,675,661          3,289,678
Foreclosed real estate.......................................................          2,203,435          2,203,435
Deferred taxes, net..........................................................          4,499,536          4,313,485
Other assets.................................................................          1,660,496          1,115,434
                                                                                ----------------  -----------------
       Total Assets..........................................................   $    727,451,912  $     660,864,304
                                                                                ================  =================

Liabilities and Shareholders' Equity


Liabilities

   Non interest-bearing......................................................   $    128,817,127  $     113,217,461
   Interest-bearing..........................................................        459,911,995        407,367,970
                                                                                ----------------  -----------------
       Total Deposits........................................................        588,729,122        520,585,431

Short-term borrowings........................................................         10,206,000         14,057,000
Accrued interest.............................................................          1,498,177          1,407,563
Deferred compensation........................................................            305,624            313,622
FHLB advances................................................................         55,000,000         60,000,000
Subordinated debentures......................................................         10,310,000         10,310,000
Other liabilities............................................................          3,912,289          1,262,989
                                                                                ----------------  -----------------
       Total Liabilities.....................................................        669,961,212        607,936,605

Shareholders' Equity
   Common stock - par value $.01 per share, 10,000,000 shares authorized,
     4,538,821 shares issued and outstanding at at March 31, 2005; 4,519,321 shares issued and outstanding
     at December 31, 2004....................................................             45,388             45,193
   Paid-in capital...........................................................         17,675,502         17,155,534
   Retained earnings.........................................................         39,769,810         35,726,972
                                                                                ----------------  -----------------
       Total Shareholders' Equity............................................         57,490,700         52,927,699
                                                                                ----------------  -----------------

Total Liabilities and Shareholders' Equity...................................   $    727,451,912  $     660,864,304
                                                                                ================  =================

                 See notes to consolidated financial statements
                                       3

                          FLORIDA COMMUNITY BANKS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                   Three months Ended March 31, 2005 and 2004

                                   (Unaudited)



                                                                                           Three Months
                                                                                          Ended March 31,
                                                                                      2005               2004
                                                                                ----------------  -----------------

Interest Income
   Interest and fees on loans................................................   $     10,905,274  $       8,649,618
   Interest and dividends
     Taxable securities......................................................            755,214            325,270
   Interest on federal funds sold and other interest income..................             73,150             82,570
                                                                                ----------------  -----------------
     Total Interest Income...................................................         11,733,638          9,057,458
                                                                                ----------------  -----------------

Interest Expense
   Interest on deposits......................................................          2,391,935          1,657,267
   Interest on borrowed funds................................................            779,848            514,324
                                                                                ----------------  -----------------
     Total Interest Expense..................................................          3,171,783          2,171,591
                                                                                ----------------  -----------------

Net Interest Income..........................................................          8,561,855          6,885,867

Provision for loan losses....................................................                  -            300,000
                                                                                ----------------  -----------------

Net Interest Income After Provision for Loan Losses..........................          8,561,855          6,585,867

Noninterest Income
   Customer service fees.....................................................            524,486            488,064
   Insurance commissions.....................................................              1,578              3,368
   Other noninterest income..................................................            374,907            235,569
                                                                                ----------------  -----------------
       Total Noninterest Income..............................................            900,971            727,001
                                                                                ----------------  -----------------

Noninterest Expenses
   Salaries and employee benefits............................................          1,866,021          1,867,841
   Occupancy and equipment expense...........................................            485,692            432,826
   Other noninterest expenses................................................            533,059            547,131
                                                                                ----------------  -----------------
       Total Noninterest Expenses............................................          2,884,772          2,847,798
                                                                                ----------------  -----------------

Income before income taxes...................................................          6,578,054          4,465,070
Provision for income tax expense.............................................          2,535,216          1,679,690
                                                                                ----------------  -----------------

Net Income...................................................................   $      4,042,838  $       2,785,380
                                                                                ================  =================

Weighted Average Common Shares Outstanding - Basic...........................          4,526,904          4,507,303
Weighted Average Common Shares Outstanding - Diluted.........................          4,591,946          4,550,080

Basic Earnings Per Common Share..............................................   $           0.89  $           0.62
Diluted Earnings Per Common Share............................................               0.88              0.61


                 See notes to consolidated financial statements
                                       4

                          FLORIDA COMMUNITY BANKS, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                        Three months Ended March 31, 2005

                                   (Unaudited)





                                                 Common            Paid-in          Retained
                                                  Stock            Capital          Earnings             Total
                                               ------------    -------------     --------------    ----------------

December 31, 2004.........................     $      45,193   $   17,155,534    $   35,726,972    $     52,927,699

Issuance of common stock..................               195          506,415                --             506,610

Compensation effect of stock options......                --           13,553                --              13,553

Net income - Three months ended
   March 31, 2005.........................                --               --         4,042,838           4,042,838
                                               -------------   ---------------    --------------    ----------------

Balance at March 31, 2005.................     $      45,388   $   17,675,502    $   39,769,810    $     57,490,700
                                               =============   ===============    ==============    ================



                 See notes to consolidated financial statements
                                       5

                          FLORIDA COMMUNITY BANKS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three months Ended March 31, 2005 and 2004

                                   (Unaudited)



                                                                                           Three Months
                                                                                          Ended March 31,
                                                                                      2005               2004
                                                                                ----------------  -----------------

Operating Activities
   Net Income................................................................   $      4,042,838  $       2,785,380
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Provision for loan losses.............................................                 --            300,000
       Deferred tax benefit..................................................           (186,051)                --
       Depreciation, amortization, and accretion, net........................            300,586            226,417
       Increase in accrued interest receivable...............................           (385,983)           (60,478)
       Increase in accrued interest payable..................................             90,614            119,492
       Other, net............................................................          2,119,257          1,087,681
                                                                                ----------------  -----------------
       Net Cash Provided By Operating Activities.............................          5,981,261          4,458,492
                                                                                ----------------  -----------------

Investing Activities
   Net increase in available-for-sale securities.............................            (49,188)                --
   Net decrease in held-to-maturity securities...............................          2,063,997          1,339,716
   Loans made to customers, net of repayments................................        (57,934,799)       (15,995,876)
   Proceeds from sale of other real estate owned.............................                 --            504,752
   Purchase of fixed assets..................................................           (383,571)           (96,580)
                                                                                ----------------  -----------------
       Net Cash Used In Investing Activities.................................        (56,303,561)       (14,247,988)
                                                                                ----------------  -----------------

Financing Activities
   Net increase in demand deposits, NOW accounts
     and savings accounts....................................................         42,712,284         18,746,378
   Net increase in certificates of deposits..................................         25,431,407         24,592,156
   Net decrease in short-term borrowings.....................................         (3,851,000)        (7,251,242)
   Net decrease in long-term borrowings......................................         (5,000,000)                --
   Sale of common stock......................................................            506,610            465,202
   Compensation associated with the issuance of options, net of tax..........             13,553              2,303
                                                                                ----------------  -----------------
       Net Cash Provided By Financing Activities.............................         59,812,854         36,554,797
                                                                                ----------------  -----------------

Net Increase in Cash and Cash Equivalents....................................          9,490,554         26,765,301

Cash and Cash Equivalents at Beginning of Period.............................         19,614,078         30,519,849
                                                                                ----------------  -----------------

Cash and Cash Equivalents at End of Period...................................   $     29,104,632  $      57,285,150
                                                                                ================  =================


                 See notes to consolidated financial statements
                                       6

                          FLORIDA COMMUNITY BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2005

                                   (Unaudited)




Note A - Basis of Presentation


     Florida Community Banks, Inc. ("FCBI" or the "Company") is a bank holding company, which owns all of the common stock of Florida Community Bank ("Bank" or "FCB") and a special purpose business trust organized to issue Trust Preferred Securities. The special purpose business trust is not consolidated in the financial statements that are included elsewhere herein. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005

     The statement of financial condition at December 31, 2004, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the financial statements and footnotes thereto for Florida Community Banks, Inc. for the year ended December 31, 2004, included in Form 10-K filed in March 2005.

     Some items in the March 31, 2004, financial information have been reclassified to conform to the March 31, 2005, presentation.



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

                          FLORIDA COMMUNITY BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2005

                                   (Unaudited)



Note C - Income Taxes


     The effective tax rates of approximately 38.5% and 37.6% for the three months ended March 31, 2005 and 2004 are more than the federal statutory tax rate for corporations principally because of the effect of state income taxes, net of federal tax benefit.



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

     The carrying amounts of securities as shown in the consolidated statements of financial condition and their approximate fair values at March 31, 2005 and December 31, 2004 were as follows:


                                                                      Gross            Gross           Estimated
                                                  Amortized        Unrealized       Unrealized           Fair
                                                    Cost              Gains           Losses             Value
                                               ---------------  ---------------   ---------------  ----------------
Securities Available-for-Sale


March 31, 2005:
   Equity Securities........................   $     4,984,265  $             --   $             --  $      4,984,265
                                               ===============  ================   ================  ================

December 31, 2004:
   Equity securities........................   $     4,935,077  $             --   $             --  $      4,935,077
                                               ===============  ================   ================  ================


Securities Held-to-Maturity


March 31, 2005:
   U. S. Government and
     agency securities......................   $     1,996,788  $             --  $        49,188  $      1,947,600
   Mortgage-backed securities...............        65,176,782            51,293        1,406,800        63,821,275
                                               ---------------  ----------------  ---------------  ----------------

                                               $    67,173,570  $         51,293  $     1,455,988  $     65,768,875
                                               ===============  ================  ===============  ================

December 31, 2004:
   U. S. Government and
     agency securities......................   $     1,996,586  $             --  $         9,186  $      1,987,400
   Mortgage-backed securities...............        67,333,574            96,466          425,576        67,004,464
                                               ---------------  ----------------  ---------------  ----------------

                                               $    69,330,160  $         96,466  $       434,762  $     68,991,864
                                               ===============  ================  ===============  ================

                          FLORIDA COMMUNITY BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2005

                                   (Unaudited)


Note D - Securities - continued


     The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2005 and December 31, 2004.

March 31, 2005:

                                   Less Than 12 Months           12 Months or More                 Total
                               ---------------------------  --------------------------  ---------------------------
                                    Fair       Unrealized       Fair        Unrealized       Fair        Unrealized
   Description of Securities        Value        Losses         Value         Losses         Value        Losses
-----------------------------  -------------   -----------  -------------  -----------  -------------   -----------

U.S. Government and
   agency securities.........  $   1,947,600   $    49,188  $           _  $         _  $   1,947,600   $    49,188
Mortgage-backed
   securities................     42,620,393       804,051     18,673,970      602,749     61,294,363     1,406,800
                               -------------   -----------  -------------  -----------  -------------   -----------

     Total Temporarily
     Impaired Securities.....  $  46,567,993   $   853,239  $  18,673,970  $   602,749  $  63,241,963   $ 1,455,988
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

     At March 31, 2005 the Company had 9 individual securities that were in an unrealized loss position or impaired for the timeframes indicated above. All of these investment positions' impairments are deemed not to be other-than-temporary impairments. Substantially all of these positions are backed by 1-4 family mortgages and the unrealized loss of these securities is based solely on interest rate changes and not due to credit ratings. Management intends to hold these securities until maturity.

December 31, 2004:

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
                               =============   ===========  =============  ===========  =============   ===========

                          FLORIDA COMMUNITY BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2005

                                   (Unaudited)


Note D - Securities - Continued

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



Note E - Shareholders' Equity


     In December 2004, the Company declared a stock split of 1.2 shares for each of the Company's outstanding shares of common stock. This effect of this stock split has been retroactively reflected in the financial statements. All references to weighted average shares outstanding and per share amounts included in the accompanying financial statements and notes reflect the stock split and its retroactive effects.



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

                          FLORIDA COMMUNITY BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2005

                                   (Unaudited)



The Company's actual and pro forma information follows:

                                                                                           Three Months
                                                                                          Ended March 31,
                                                                                      2005               2004
                                                                                ----------------  -----------------

Net Income


Net Income, as reported......................................................   $      4,042,838  $       2,785,380

Add: Stock-based compensation expense included in net income,
   net of related taxes......................................................             10,433              2,358

Deduct: Total stock-based employee compensation expense
   determined under the fair value method for all awards,
   net of related taxes......................................................            (11,378)            (4,563)
                                                                                ----------------  -----------------

Pro Forma Net Income.........................................................   $      4,041,893  $       2,783,175
                                                                                ================  =================




Basic earnings per share:


As Reported..................................................................   $           0.89  $           0.62
                                                                                ================  ================

Pro forma....................................................................   $           0.89  $           0.62
                                                                                ================  ================



Diluted earnings per share:


As Reported..................................................................   $           0.88  $           0.61
                                                                                ================  ================

Pro forma....................................................................   $           0.88  $           0.61
                                                                                ================  ================


              [The remainder of this page intentionally left blank]

                          FLORIDA COMMUNITY BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2005

                                   (Unaudited)



Note G - Stock-Based Compensation - Continued


The following information relates to options outstanding under the plan at March 31, 2005.


                                                                                         Weighted
                                                         Number of                        Average      Number of
                                                           Options      Expiration    Contractual        Options
                                                         Outstanding       Date         Life-Years     Exercisable

10/25/01 Options with an Exercise

Price of $10.42......................................          79,488    10/25/11            6.57            64,973
01/17/03 Options with an Exercise
Price of $13.89......................................           8,640    01/17/13            7.81             6,336
12/22/03 Options with an Exercise
Price of $20.00......................................          16,800    12/22/13            8.73             9,600
09/16/04 Options with an Exercise
Price of $22.92......................................          65,400    09/16/14            9.47            14,400
                                                       --------------                                   -----------

Total................................................         170,328                        7.96            95,309
                                                       ==============                                   ===========

The following table presents the activity in the plan for the three months ended March 31, 2005 and 2004:

                                                                     Three Months Ended March 31,
                                                                    2005                          2004
                                                       -----------------------------  -----------------------------

                                                                         Weighted                       Weighted
                                                                          Average                        Average
                                                                         Exercise                       Exercise
                                                           Shares         Price           Shares         Price
                                                       --------------  -------------  -------------  --------------


Outstanding at January 1,............................         170,328          16.34        104,928  $        12.24
Granted..............................................              --           0.00             --            0.00
Forfeited............................................              --           0.00             --            0.00
Expired..............................................              --           0.00             --            0.00
                                                       ---------------                 --------------

Outstanding at March 31,.............................         170,328          16.34        104,928           12.24
                                                       ==============                 =============

Exercisable at March 31,.............................          95,309          13.50         51,149           10.65


              [The remainder of this page intentionally left blank]

                          FLORIDA COMMUNITY BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2005

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


The following represents the Company's commitments to extend credit and standby letters of credit as of March 31, 2005 and December 31, 2004:



                                                                                    March 31,       December 31,
                                                                                      2005               2004
                                                                                ----------------  -----------------

Commitments to extend credit.................................................   $    152,061,000  $     133,865,000

Standby and commercial letters of credit.....................................          4,190,000          3,715,000
                                                                                ----------------  -----------------

Total commitments and contingencies..........................................   $    156,251,000  $     137,580,000
                                                                                ================  =================



              [The remainder of this page intentionally left blank]

                          FLORIDA COMMUNITY BANKS, INC.

                                 March 31, 2005



Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     This discussion is intended to assist an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the consolidated financial statements and related notes appearing in Item 1 of the March 31, 2005, Form 10-Q, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.


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



FINANCIAL CONDITION


March 31, 2005 compared to December 31, 2004

     The Bank continued its operations concentrating in the origination of loans in southwestern and other areas of Florida. As discussed more fully below, loans increased 10.5% during the first three months of 2005, while equity capital grew at a slightly lower rate (8.6%). No significant changes in operating goals or policies occurred during 2005.

                          FLORIDA COMMUNITY BANKS, INC.

                                 March 31, 2005


Loans


     Loans comprised the largest single category of the Company's earning assets on March 31, 2005. Loans, net of unearned income, totaled 83.9% of total assets at March 31, 2005 compared to 83.6% of total assets at December 31, 2004. During the first three months of 2005, loans increased approximately $57.9 million, a relatively large increase compared with recent periods. While the influx of population to southwest Florida continues to influence the demand for real estate loans, particularly construction and development loans, the Bank's growth has enable it to increase the size of the loans that it is now doing.


Investment Securities and Other Earning Assets


     The investment securities portfolio is used to provide a source of liquidity, to serve as collateral for borrowings and to secure certain government deposits. Federal funds sold are the most liquid earning asset and is used to manage the daily cash position of the Company. Investment securities and other short-term investments did not change significantly compared to December 31, 2004 and totaled $74.6 million at March 31, 2005.


Asset Quality


     From December 31, 2004 to March 31, 2005, the Bank's asset quality remained satisfactory as measured by three key ratios. The ratio of loan loss allowance to total nonperforming assets (defined as non-accrual loans, loans past due 90 days or greater, restructured loans, non-accruing securities, and other real estate) improved, increasing from 99.5% to 287.3%. The percentage of nonperforming assets to total assets improved, decreasing from 1.49% to 0.47%, and the percentage of nonperforming loans to total loans improved from 1.78% to 0.56%. These ratios were affected by a $6.9 million decrease in nonperforming loans during the first quarter of 2005. During the past three months, nonperforming loans have decreased significantly, due primarily to the reduction in the number of loans that were temporarily restructured due to the hurricanes during 2004 and which are now performing in accordance with their original agreement. As a percent of loans the allowance was 1.77% at December 31, 2004, and 1.61% at March 31, 2005.

During the first three months of 2005, net recoveries totaled $23 thousand.


Deposits


     Total deposits of $588.7 million at March 31, 2005, represented an increase of $68.1 million (13.1%) from total deposits of $520.6 million at year-end 2004. The increase was attributable to growth in non-interest bearing deposits ($15.6 million), money market accounts ($25.9 million), certificate of deposits ($25.4 million), savings accounts ($3.7 million); now accounts decreased ($2.6
million).   At  March  31,  2005,  brokered   certificates  of  deposit  totaled
approximately $181.2 million and Internet certificates of deposit totaled approximately $13.5 million.

Shareholders' Equity

     Shareholders' equity increased $4.6 million from December 31, 2004 to March 31, 2005, due to the retention of earnings ($4.04 million and the sale of 19,500 shares of common stock to the Employee Stock Ownership Plan ($507 thousand) during the first quarter of 2005. On March 31, 2005, the Company and the Bank exceeded the regulatory minimums and qualified as well-capitalized under the regulations of the Federal Reserve System, the State of Florida, and the FDIC.

                          FLORIDA COMMUNITY BANKS, INC.

                                 March 31, 2005


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


     The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Loans that mature in one year or less equaled approximately $244 million at March 31, 2005.

     The liability portion of the balance sheet provides liquidity through deposits to various customers' interest-bearing and non-interest-bearing deposit accounts, brokered and Internet certificated of deposit. At March 31, 2005, the Bank had funds available through the purchase of federal funds from correspondent commercial banks up to an aggregate of $45 million, and another $9 million available from the Federal Reserve Bank; the Company had $4.9 million available through a separate line with a commercial bank. The Bank also has available a credit line with the Federal Home Loan Bank "FHLB" of up to 15% of assets (approximately $108 million) of which $53 million is available and unused. At March 31, 2005, the bank had unused collateral totaling approximately $34 million, thus limiting the advances potentially available to that amount.


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


                          FLORIDA COMMUNITY BANKS, INC.

                                 March 31, 2005



preferred securities of FCBI Trust and the subordinated debentures of the Company each have approximately 30-year lives. However, both the Company and FCBI Trust have a call option of five years, subject to regulatory capital requirements.

     Regulatory authorities are placing increased emphasis on the maintenance of adequate capital. Capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which consists of common equity and the 2002 issue of subordinated debentures, subject to limitation, totaled $67,491,000 at March 31, 2005. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and the portion of the guaranteed preferred beneficial interest in the Company's subordinated debentures which exceeds the allowable Tier I capital amount. Tier I capital plus the Tier II capital components is referred to as Total Risk-Based capital and was $75,955,000 at March 31, 2005.

     The Company's current capital positions exceed the "well-capitalized" regulatory guidelines. Management has reviewed and will continue to monitor the Company's asset mix and the loan loss allowance, which are the areas determined to be most affected by these capital requirements.



RESULTS OF OPERATIONS


Three months ended March 31, 2005 and 2004


Summary


     Net earnings of the Company for the three months ended March 31, 2005, totaled $4,042,838 compared to $2,785,380 for the same period in 2004, representing a 45.1% increase. The increase was due primarily to loan growth (29.3%), which generated $26.1% higher interest and fees than a year ago. The growth in non-interest bearing demand deposits (51.2%) and low cost interest bearing deposits, like money market, Now and savings accounts (25.5%), contributed greatly to keeping the cost of funds down. Keeping the growth of non-interest expense to just 1% over the same time period as last year, also added to the Bank's improved earnings.


Net Interest Income


     Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Net interest income during the three months ended March 31, 2005, increased $1.7 million (24.3%) from the same period in 2004. This increase was due primarily to an increase in interest income on loans ($2.2 million) and investments ($425 thousand), which was offset by an increase in interest expense on both deposits ($735 thousand) and borrowings ($266 thousand). Both loans and deposits experienced increased volume. Earning assets averaged $663.1 million during the first quarter of 2005 compared to $509.0 million in 2004, with the increase due primarily to loans, which increased $130.1 million and to investment securities and fed funds, which increased $23.2 million. Average interest-bearing liabilities increased from $416.1 million during the first quarter of 2004 to $521.1 million during the same period in 2005. Interest bearing accounts (money market, savings and NOW accounts) averaged $34.8 million higher in 2005 compared to the first quarter of 2004 reflecting an increase of 25.5%; average certificates of deposit also increased (up $41.5 million) reflecting an increasing of 18.5%.

                          FLORIDA COMMUNITY BANKS, INC.

                                 March 31, 2005



     The Bank was in an interest sensitive position during 2004 and 2003 with a larger dollar amount of interest-earning assets subject to re-pricing than interest-bearing liabilities. Therefore, during 2002 when rates were generally declining, the Bank's loan and investment portfolios rapidly re-priced at lower rates. To counter act this trend management began making loans with interest rate floors (the lowest rate that the loan will adjust to in a declining rate environment). While this helped to stabilize and improve the net interest margin between 2003 and 2004, it has slowed the upward rate movement of the variable rate loans (largest portion of the Bank's portfolio) during a time when rates started to rise again (beginning in June 2004). As the Bank's cost of funds rose, the net interest margin was beginning to decline, from 5.50% in 2004 down to 5.29% at the end of first quarter 2005. The negative effect that the rate floors are currently having will end when the prime rate gets to 6.25% (it's currently at 5.75%); this is the point at which the majority of the loans that have not re-priced will start to adjust above their floor rate.

Provision for Loan Losses

     The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. This level is determined based upon the Bank's historical charge-offs, management's assessment of current economic conditions, the composition of the loan portfolio and the levels of non-accruing and past due loans. The provision for loan losses was $-0- and $300,000 for the three months ended March 31, 2005 and 2004, respectively. Recoveries exceeded charge-offs by approximately $23 thousand and $52 thousand for the three months ended March 31, 2005 and 2004, respectively. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was 1.61% at March 31, 2005, compared to 1.77% at year-end 2004. No provision for loan losses was necessary during the first quarter of 2005 due to the extremely low historical charge-off ratio, which is one of the factors used to determine if a provision is needed.


Non interest Income


     Non interest income for the three months ended March 31, 2005, was $900,971 compared to $727,001 for the same period of 2004, an increase of 23.9%. The increase was primarily due to an $85 thousand settlement that was received, an increase in secondary market loan fee income of $63 thousand and an increase in check cashing fees of $61 thousand.

Non interest Expenses

     Non interest expenses for the three months ended March 31, 2005, totaled $2,884,772 reflecting a 1.2% increase from the same period of 2004. The primary components of non-interest expenses are salaries and employee benefits, which actually decreased by $2 thousand for the three months ended March 31, 2005, compared to the same period in 2004; the increase in all other expenses was approximately $39 thousand.


Income Taxes


     The provision for income taxes of $2,535,216 for the three months ended March 31, 2005, increased $856 thousand compared to the same period of 2004, due to higher pre-tax income. The effective tax rate for both periods is more than the statutory federal rate principally because of state income taxes, net of the federal tax benefit.

                          FLORIDA COMMUNITY BANKS, INC.

                                 March 31, 2005


Other Accounting Issues


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

                          FLORIDA COMMUNITY BANKS, INC.

                                 March 31, 2005


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

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) entitled Share-Based Payment ("SFAS No. 123R") that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. This Statement eliminates the alternative to use Opinion 25's intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). Recognition of that compensation cost helps users of financial statements to better understand the economic transactions affecting an entity and to make better resource allocation decisions. On April 21, 2005, the SEC amended Rule 4-01(a) of Regulation S-X regarding the compliance date for SFAS 123(R) so that the effective date is delayed to January 1, 2006. The Company is currently evaluating the provisions of SFAS No. 123R and will adopt it on January 1, 2006.


     On December 16, 2004, The FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29. SFAS 153 amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance when the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Management does not believe that the adoption of this standard will have material impact on the financial condition or the results of operations of the Company.




              [The remainder of this page intentionally left blank]

                          FLORIDA COMMUNITY BANKS, INC.

                                 March 31, 2005


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

     As of March 31, 2005, the Company's simulation analysis indicated that the Company is at greatest risk in a sudden decreasing interest rate environment. This analysis assumes that rates will change suddenly on a specific date. The Company believes that an actual increase of interest rates will occur over a prolonged period of time and, during the period of change, liabilities will re-price faster than the assets (due to the effect of the "floored" loans) and the Company will experience a decline in its net interest margin. A prolonged increase in rates is anticipated to have an effect inverse to the simulation analysis depicted in the following table. This table depicts the results of the simulation assuming one and two percent decrease and increase in market interest rates.





              [The remainder of this page intentionally left blank]

                          FLORIDA COMMUNITY BANKS, INC.

                                 March 31, 2005


                                                             Estimated Fair Value of Financial Instruments
                                                   ----------------------------------------------------------------
                                                       Down              Up             Down               Up
                                                     1 Percent        1 Percent       2 Percent         2 Percent
                                                   ------------    -------------    -------------    --------------
                                                                        Dollars in Thousands
Interest-earning Assets:

   Loans.........................................  $    618,286    $     609,054    $     622,918    $      604,950
   Federal funds sold and cash equivalents.......         3,842            3,824            3,851             3,815
   Securities....................................        67,949           62,947           69,703            59,761
                                                   ------------    -------------    -------------    --------------
     Total Interest-earning Assets...............       690,077          675,825          696,472           668,526
                                                   ------------    -------------    -------------    --------------


Interest-bearing Liabilities

   Deposits - Savings and demand.................       186,772          184,110          188,103           182,779
   Deposits - Time...............................       277,751          271,191          281,031           267,911
   Other borrowings..............................        69,046           61,166           72,985            57,227
                                                   ------------    -------------    -------------    --------------
     Total Interest-bearing Liabilities..........       533,569          516,467          542,119           507,917
                                                   ------------    -------------    -------------    --------------

Net Difference in Fair Value.....................  $    156,508    $     159,358    $     154,353    $      160,609
                                                   ============    =============    =============    ==============

Change in Net Interest Income....................  $     (1,059)   $       1,483    $      (2,204)   $        2,910
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

                                 March 31, 2005



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

    4.1         Subordinated Promissory Note dated December 24, 2001, between
                Florida Community Bank and Independent Bankers Bank of Florida
                (included as Exhibit 4.1 to the Bank's Form 10-KSB for the year ended December 31, 2004, and incorporated herein by reference).

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




                          FLORIDA COMMUNITY BANKS, INC.

                                 March 31, 2005


Exhibit No.                                               Exhibit                                          Page

    10.4 Guarantee Agreement between Florida Community Banks, Inc. as guarantor, and Wilmington Trust Company as guarantee trustee, dated as of June 21, 2002 (included as Exhibit 10.4 to the Company's Form 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference).

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

    10.6        Term Loan Agreement between Florida Community Banks, Inc. and
                The Bankers Bank, Atlanta, Georgia, dated June 13, 2002
                (included as Exhibit 10.6 to the Company's Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

    10.7        Employee Stock Ownership Plan (included as Exhibit 10.5 to the
                Company's Form S-8 filed May 6, 2004.

    11          Statement re: computation of earnings per common share                                           26

    14          Code of  Ethics  (included  as  Exhibit  99.1 to the  Company's
                Form 8-K filed on March 3, 2003, and incorporated herein by reference.)

    31.1        Chief Executive  Officer - Certification of principal  executive officer pursuant to the Exchange Act Rule
                13(a)-14(a) or 15(d)-14(a).                                                                      27

    31.2        Chief Financial  Officer - Certification of principal  financial officer pursuant to the Exchange Act Rule
                13(a)-14(a) or 15(d)-14(a).                                                                      28

    32.1        Chief  Executive  Officer -  Certification pursuant to 18 U.S.C.
                Section  1350,  as adopted  pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.                                                   29

    32.2        Chief  Financial  Officer -  Certification pursuant to 18 U.S.C.
                Section  1350,  as adopted  pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.                                                   29






             [The remainder of this page intentionally left blank.]

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           FLORIDA COMMUNITY BANKS, INC.




By:  /s/ Stephen L. Price
   ---------------------------------------------     ---------------------------
   Stephen L. Price                                  Date
   President, Chief Executive Officer
   And Chairman of the Board of Directors



     /s/ Guy W. Harris
   ---------------------------------------------     ---------------------------
   Guy W. Harris                                     Date
   Chief Financial Officer

Exhibit 11 - Statements Re: Computation of Per Share Earnings


                          FLORIDA COMMUNITY BANKS, INC.

                    COMPUTATION OF EARNINGS PER COMMON SHARE




The following tabulation presents the calculation of basic and diluted earnings per common share for the three-month periods ended March 31, 2005 and 2004. Average shares outstanding have been retroactively adjusted on an equivalent share basis for the effects of the stock dividends and splits as discussed in the notes to the financial statements.



                                                                                             Three Months
                                                                                            Ended March 31
                                                                                        2005              2004
                                                                                    -------------    --------------
Basic Earnings Per Share:
   Net income...................................................................    $   4,042,838    $    2,785,380
                                                                                    =============    ==============

   Earnings on common shares....................................................    $   4,042,838    $    2,785,380
                                                                                    =============    ==============

   Weighted average common shares
     outstanding - basic........................................................        4,526,904         4,507,303
                                                                                    =============    ==============

   Basic earnings per common share..............................................    $        0.89    $         0.62
                                                                                    =============    ==============

Diluted Earnings Per Share:
   Net income...................................................................    $   4,042,838    $    2,785,380
                                                                                    =============    ==============

   Earnings on common shares....................................................    $   4,042,838    $    2,785,380
                                                                                    =============    ==============


   Weighted average common shares
     outstanding - diluted......................................................        4,591,946         4,550,080
                                                                                    =============    ==============

   Diluted earnings per common share............................................    $        0.88    $         0.61
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




Date:  May 9, 2005                 By: /s/ Stephen L. Price
      ---------------              ---------------------------------------------
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



Date: May 9, 2005                  By:  /s/ Guy W. Harris
     ----------------              ---------------------------------------------
                                   Guy W. Harris
                                   Chief Financial Officer

EXHIBIT 32.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002



In connection with Florida Community Banks, Inc.'s ("Company") Quarterly Report on Form 10-Q for the period ended March 31, 2005 ("Report"), each of the undersigned certify that:


1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:   May 9, 2005                    By:   /s/ Stephen L. Price
       -------------                   ---------------------------------
                                       Stephen L. Price
                                       President, Chief Executive Officer
                                       And Chairman of the Board of Directors




EXHIBIT 32.2

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002



In connection with Florida Community Banks, Inc.'s ("Company") Quarterly Report on Form 10-Q for the period ended March 31, 2005 ("Report"), each of the undersigned certify that:


1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.






Date:  May 9, 2005                     By:   /s/ Guy W. Harris
       --------------------            -----------------------------------------
                                       Guy W. Harris
                                       Chief Financial Officer