Form 10-Q
period 2005-06-30
FLORIDA COMMUNITY BANKS INC
filed 2005-08-08
CIK 1170902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, $0.01 par             Outstanding at July, 29 2005: 4,577,931

                                    Form 10-Q
                          FLORIDA COMMUNITY BANKS, INC.
                                  June 30, 2005

                                TABLE OF CONTENTS

                                                                                                           Page No.
                                                                                                           --------
Part I - Financial Information

  Item 1 - Consolidated Financial Statements (Unaudited)

           Consolidated Statements of Financial Condition as of June 30, 2005
              and December 31, 2004.......................................................................     3

           Consolidated Statements of Income for the Three Months  and Six Months
              Ended June 30, 2005 and 2004................................................................     4

           Consolidated Statement of Shareholders' Equity For The Six Months
              Ended June 30, 2005.........................................................................     5

           Consolidated Statements of Cash Flows For The Six Months
              Ended June 30, 2005 and 2004................................................................     6

           Notes to Consolidated Financial Statements.....................................................     7

  Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................................................    14

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk.....................................    23

  Item 4 - Controls and Procedures........................................................................    24

Part II - Other Information

  Item 1 - Legal Proceedings..............................................................................    25

  Item 4 - Submission of Matters to a Vote of Security Holders............................................    25

  Item 6 - Exhibits.......................................................................................    26

Signatures

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                          FLORIDA COMMUNITY BANKS, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                 June 30, 2005 (Unaudited) and December 31, 2004

                                                                                    June 30,
                                                                                      2005          December 31,
                                                                                   (Unaudited)          2004
                                                                                  -------------    -------------
Assets
   Cash and due from banks ....................................................   $  27,447,220    $  18,665,823
   Interest-bearing deposits with banks .......................................       1,324,033          948,255
   Federal funds sold .........................................................       4,885,000               --
                                                                                  -------------    -------------
       Cash and Cash Equivalents ..............................................      33,656,253       19,614,078

Securities available for sale .................................................       5,434,265        4,935,077
Securities held-to-maturity, fair value of $64,696,175 in 2005
   and $68,991,864 in 2004 ....................................................      65,316,081       69,330,160

Loans, net of unearned income .................................................     668,573,641      552,509,155
Allowance for loan losses .....................................................      (9,879,444)      (9,791,269)
                                                                                  -------------    -------------
       Net Loans ..............................................................     658,694,197      542,717,886

Premises and equipment, net ...................................................      13,733,854       13,345,071
Accrued interest ..............................................................       4,019,238        3,289,678
Foreclosed real estate ........................................................       2,203,435        2,203,435
Deferred taxes, net ...........................................................       4,684,296        4,313,485
Other assets ..................................................................       1,530,321        1,115,434
                                                                                  -------------    -------------
       Total Assets ...........................................................   $ 789,271,940    $ 660,864,304
                                                                                  =============    =============

Liabilities and Shareholders' Equity

Liabilities
   Non-interest-bearing .......................................................   $ 133,571,051    $ 113,217,461
   Interest-bearing ...........................................................     514,846,822      407,367,970
                                                                                  -------------    -------------
       Total Deposits .........................................................     648,417,873      520,585,431

Short-term borrowings .........................................................         100,000       14,057,000
Accrued interest ..............................................................       1,924,445        1,407,563
Deferred compensation .........................................................         297,626          313,622
FHLB advances .................................................................      65,000,000       60,000,000
Subordinated debentures .......................................................      10,310,000       10,310,000
Other liabilities .............................................................       1,465,711        1,262,989
                                                                                  -------------    -------------
       Total Liabilities ......................................................     727,515,655      607,936,605

Shareholders' Equity
   Common stock - par value $.01 per share, 10,000,000 shares authorized, 4,577,931 shares issued and outstanding at
     June 30, 2005; 4,519,321 shares issued and outstanding
     at December 31, 2004 .....................................................          45,779           45,193
   Paid-in capital ............................................................      18,346,681       17,155,534
   Retained earnings ..........................................................      43,363,825       35,726,972
                                                                                  -------------    -------------
       Total Shareholders' Equity .............................................      61,756,285       52,927,699
                                                                                  -------------    -------------

Total Liabilities and Shareholders' Equity ....................................   $ 789,271,940    $ 660,864,304
                                                                                  =============    =============

                 See notes to consolidated financial statements

                         FLORIDA COMMUNITY BANKS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

            Three Months and Six Months Ended June 30, 2005 and 2004
                                  (Unaudited)

                                            Three Months                Six Months
                                           Ended June 30,              Ended June 30,
                                     -------------------------   -------------------------
                                         2005          2004          2005          2004
                                     -----------   -----------   -----------   -----------
Interest Income
   Interest and fees on loans ....   $12,863,266   $ 9,144,808   $23,768,540   $17,794,426
   Interest and dividends ........       696,634       373,508     1,451,848       698,778
   Interest on federal funds sold
     and other interest income ...       107,540        77,950       180,691       160,520
                                     -----------   -----------   -----------   -----------
       Total Interest Income .....    13,667,440     9,596,266    25,401,079    18,653,724
                                     -----------   -----------   -----------   -----------

Interest Expense
   Interest on deposits ..........     3,063,103     1,742,263     5,455,038     3,399,530
   Interest on borrowed funds ....       757,401       502,736     1,537,249     1,017,060
                                     -----------   -----------   -----------   -----------
       Total Interest Expense ....     3,820,504     2,244,999     6,992,287     4,416,590
                                     -----------   -----------   -----------   -----------

Net Interest Income ..............     9,846,936     7,351,267    18,408,792    14,237,134

Provision for loan losses ........            --       200,000            --       500,000
                                     -----------   -----------   -----------   -----------

Net Interest Income After
   Provision for Loan Losses .....     9,846,936     7,151,267    18,408,792    13,737,134

Noninterest Income
   Customer service fees .........       683,820       471,854     1,208,306       959,918
   Gain on sale of fixed assets ..        21,216       414,508        21,216       414,508
   Other non-interest income .....       317,804       231,987       694,288       470,924
                                     -----------   -----------   -----------   -----------
       Total Noninterest Income ..     1,022,840     1,118,349     1,923,810     1,845,350
                                     -----------   -----------   -----------   -----------

Noninterest Expenses
   Salaries and employee benefits      1,858,551     2,048,557     3,724,572     3,916,398
   Occupancy and equipment expense       483,761       421,986       969,454       854,812
   Other non-interest expenses ...       819,427       557,742     1,352,485     1,104,873
                                     -----------   -----------   -----------   -----------
       Total Noninterest Expenses      3,161,739     3,028,285     6,046,511     5,876,083
                                     -----------   -----------   -----------   -----------

Income before income taxes .......     7,708,037     5,241,331    14,286,091     9,706,401
Provision for income tax expense .     2,969,540     1,975,145     5,504,756     3,654,835
                                     -----------   -----------   -----------   -----------

Net Income .......................   $ 4,738,497   $ 3,266,186   $ 8,781,335   $ 6,051,566
                                     ===========   ===========   ===========   ===========

Weighted average common
   shares outstanding - basic ....     4,561,867     4,519,661     4,544,482     4,513,482
Weighted average common
   shares outstanding - diluted ..     4,623,411     4,566,092     4,617,175     4,558,771

Basic earnings per common share ..   $      1.04   $      0.73   $      1.93   $      1.34
Diluted earnings per common share           1.02          0.72          1.90          1.33

Cash dividends declared
   per common share ..............   $      0.25   $      0.21   $      0.25   $      0.21

                 See notes to consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                         Six Months Ended June 30, 2005
                                   (Unaudited)

                                          Common        Paid-in        Retained
                                          Stock         Capital        Earnings         Total
                                       ------------   ------------   ------------    ------------
December 31, 2004 ..................   $     45,193   $ 17,155,534   $ 35,726,972    $ 52,927,699

Sale of common stock ...............            586      1,161,647             --       1,162,233

Cash dividends - Common
   $0.25 per share .................             --             --     (1,144,482)     (1,144,482)

Compensation effect of stock options             --         29,500             --          29,500

Net income - Six Months Ended
   June 30, 2005 ...................             --             --      8,781,335       8,781,335
                                       ------------   ------------   ------------    ------------

Balance at June 30, 2005 ...........   $     45,779   $ 18,346,681   $ 43,363,825    $ 61,756,285
                                       ============   ============   ============    ============

                 See notes to consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six Months Ended June 30, 2005 and 2004
                                   (Unaudited)

                                                                                Six Months
                                                                              Ended June 30,
                                                                      -----------------------------
                                                                           2005            2004
                                                                      -------------    ------------
Operating Activities
   Net Income .....................................................   $   8,781,335    $  6,051,566
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Provision for loan losses ....................................              --         500,000
     Depreciation, amortization, and accretion, net ...............         579,726         498,319
     Increase in accrued interest receivable ......................        (729,560)       (147,545)
     Increase (decrease) in accrued interest payable ..............         516,882        (389,490)
     Increase (decrease) in deferred tax asset, net ...............        (370,811)        386,677
     Gain on sale of fixed assets .................................         (21,216)        414,508
     Other, net ...................................................        (124,493)       (112,574)
                                                                      -------------    ------------
       Net Cash Provided By Operating Activities ..................       8,631,863       7,201,461
                                                                      -------------    ------------

Investing Activities
   Net decrease (increase) in held-to-maturity securities .........       3,840,263      (7,136,135)
   Net increase in available-for-sale securities ..................        (499,188)             --
   Loans made to customers, net of repayments .....................    (116,041,486)    (60,260,372)
   Purchase of fixed assets, net ..................................        (852,970)       (427,984)
   Proceeds from the sale of fixed assets .........................          41,000         544,677
   Net decrease in other real estate owned ........................              --         376,856
                                                                      -------------    ------------
       Net Cash Used In Investing Activities ......................    (113,512,381)    (66,902,958)
                                                                      -------------    ------------

Financing Activities
   Net increase in noninterest-bearing deposits ...................      20,353,590      22,708,078
   Net increase in interest-bearing deposits ......................     107,478,852      54,646,349
   Dividends paid .................................................      (1,144,482)       (941,596)
   Repayment of borrowings ........................................     (13,957,000)     (7,521,698)
   Sale of common stock ...........................................       1,162,233         465,202
   Compensation associated with the issuance of options, net of tax          29,500           4,539
   Issuance of long-term debt .....................................       5,000,000              --
                                                                      -------------    ------------
       Net Cash Provided By Financing Activities ..................     118,922,693      69,360,874
                                                                      -------------    ------------

Net Increase in Cash and Cash Equivalents .........................      14,042,175       9,659,377

Cash and Cash Equivalents at Beginning of Period ..................      19,614,078      30,519,849
                                                                      -------------    ------------

Cash and Cash Equivalents at End of Period ........................   $  33,656,253    $ 40,179,226
                                                                      =============    ============

                 See notes to consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2005
                                   (Unaudited)

Note A - Basis of Presentation

Florida Community Banks, Inc. ("FCBI" or the "Company") is a bank holding company, which owns all of the common stock of Florida Community Bank ("Bank" or "FCB") and a special purpose business trust organized to issue Trust Preferred Securities. The special purpose business trust is not consolidated in the financial statements that are included elsewhere herein. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Some items in the June 30, 2004, financial information have been reclassified to conform to the June 30, 2005, presentation.

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

                          FLORIDA COMMUNITY BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2005
                                   (Unaudited)

Note C - Income Taxes

The effective tax rates of approximately 38.5% and 37.7% for the six months ended June 30, 2005 and 2004 are more than the federal statutory tax rate for corporations principally because of the effect of state income taxes, net of federal tax benefit.

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

The carrying amounts of securities as shown in the consolidated statements of financial condition and their approximate fair values at June 30, 2005 and December 31, 2004 were as follows:

                                                    Gross           Gross         Estimated
                                  Amortized      Unrealized      Unrealized         Fair
                                    Cost            Gains          Losses           Value
                                -------------   -------------   -------------   -------------
Securities Available-for-Sale

June 30, 2005:
   Equity Securities ........   $   5,434,265   $          --   $          --   $   5,434,265
                                =============   =============   =============   =============

December 31, 2004:
   Equity securities ........   $   4,935,077   $          --   $          --   $   4,935,077
                                =============   =============   =============   =============

Securities Held-to-Maturity

June 30, 2005:
   U. S. Government and
     agency securities ......   $   1,997,029   $          --   $      21,429   $   1,975,600
   Mortgage-backed securities      63,319,052          70,670         669,147      62,720,575
                                -------------   -------------   -------------   -------------

                                $  65,316,081   $      70,670   $     690,576   $  64,696,175
                                =============   =============   =============   =============

December 31, 2004:
   U. S. Government and
     agency securities ......   $   1,996,586   $          --   $       9,186   $   1,987,400
   Mortgage-backed securities      67,333,574          96,466         425,576      67,004,464
                                -------------   -------------   -------------   -------------

                                $  69,330,160   $      96,466   $     434,762   $  68,991,864
                                =============   =============   =============   =============

                          FLORIDA COMMUNITY BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2005
                                   (Unaudited)

Note D - Securities - Continued

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

The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2005 and December 31, 2004.

June 30, 2005:

                                   Less Than 12 Months             12 Months or More                   Total
                               ---------------------------   -----------------------------   -------------------------
                                  Fair        Unrealized         Fair         Unrealized        Fair       Unrealized
   Description of Securities      Value         Losses           Value          Losses          Value        Losses
----------------------------   -----------   -------------   -------------   -------------   -----------   -----------
U.S. Government and
   agency securities .......   $ 1,975,600   $      21,429   $          --   $          --   $ 1,975,600   $    21,429
Mortgage-backed
   securities ..............    34,215,433         342,598      24,235,190         326,549    58,450,623       669,147
                               -----------   -------------   -------------   -------------   -----------   -----------

     Total Temporarily
       Impaired Securities .   $36,191,033   $     364,027   $  24,235,190   $     326,549   $60,426,223   $   690,576
                               ===========   =============   =============   =============   ===========   ===========

At June 30, 2005 the Company had 10 individual securities that were in an unrealized loss position or impaired for the timeframe 12 months or more indicated above. All of these investment positions' impairments are deemed not to be other-than-temporary impairments. Substantially all of these positions are backed by 1-4 family mortgages and the unrealized loss of these securities is based solely on interest rate changes and not due to credit ratings. Management intends to hold these securities until maturity.

December 31, 2004:

                                  Less Than 12 Months            12 Months or More                   Total
                               -------------------------   -----------------------------  ---------------------------
                                  Fair       Unrealized         Fair         Unrealized        Fair        Unrealized
   Description of Securities      Value        Losses          Value           Losses         Value          Losses
----------------------------   -----------   -----------   --------------   ------------   ------------   ------------
U.S. Government and
   agency securities .......   $ 1,987,400   $     9,186   $           --   $         --   $  1,987,400   $      9,186
Mortgage-backed
   securities ..............    21,480,599       274,039        8,030,582        151,537     29,511,181        425,576
                               -----------   -----------   --------------   ------------   ------------   ------------

     Total Temporarily
       Impaired Securities .   $23,467,999   $   283,225   $    8,030,582   $    151,537   $ 31,498,581   $    434,762
                               ===========   ===========   ==============   ============   ============   ============

                          FLORIDA COMMUNITY BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2005
                                   (Unaudited)

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

                                  June 30, 2005
                                   (Unaudited)

Note G - Stock-Based Compensation - Continued

The Company's actual and pro forma information follows:

                                                                                  Six Months
                                                                                 Ended June 30,
                                                                          ---------------------------
                                                                              2005           2004
                                                                          ------------   ------------
Net Income

Net income as reported ................................................   $  8,781,335   $  6,051,566

Add:  Stock-based compensation expense included in net income,
   net of related income tax benefit ..................................         20,822          4,539

Deduct: Total stock-based employee compensation expense
   determined under fair value based method for all  awards, net of tax        (22,712)        (8,949)
                                                                          ------------   ------------

Pro forma net income ..................................................   $  8,779,445   $  6,047,156
                                                                          ============   ============

Basic earnings per share:

As Reported ...........................................................   $       1.93   $       1.34
                                                                          ============   ============

Pro forma .............................................................   $       1.93   $       1.34
                                                                          ============   ============

Diluted earnings per share:

As Reported ...........................................................   $       1.90   $       1.33
                                                                          ============   ============

Pro forma .............................................................   $       1.90   $       1.33
                                                                          ============   ============

The following information relates to options outstanding under the plan at June 30, 2005.

                                                              Weighted
                                    Number of                  Average     Number of
                                     Options     Expiration   Contractual   Options
                                    Outstanding     Date      Life-Years   Exercisable
                                    -----------  ----------   ----------   -----------
10/25/01 Options with an Exercise
  Price of $10.42 ...............       62,208    10/25/11          6.32       49,766
01/17/03 Options with an Exercise
  Price of $13.89 ...............        4,320    01/17/13          7.56        2,592
12/22/03 Options with an Exercise
  Price of $20.00 ...............        9,600    12/22/13          8.48        3,840
09/16/04 Options with an Exercise
  Price of $22.92 ...............       42,600    9/16/14           9.22           --
                                    ----------                             ----------

Total ...........................      118,728                      7.58       56,198
                                    ==========                             ==========

                          FLORIDA COMMUNITY BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2005
                                   (Unaudited)

Note G - Stock-Based Compensation - Continued

The following table presents the activity in the plan for the six months ended June 30, 2005 and 2004:

                                                Six Months Ended June 30,
                                     ---------------------------------------------
                                             2005                    2004
                                     ---------------------   ---------------------
                                                 Weighted                Weighted
                                                  Average                 Average
                                                 Exercise                Exercise
                                      Shares       Price      Shares       Price
                                     ---------   ---------   ---------   ---------
Outstanding at January 1, ........     170,328   $   16.34     104,928   $   12.23
  Granted ........................          --                      --        0.00
  Forfeited ......................      12,490       20.09          --        0.00
  Exercised ......................      39,110       16.77          --        0.00
                                     ---------               ---------

Outstanding at June 30, ..........     118,728       15.81     104,928       12.23
                                     =========               =========

Exercisable at June 30, ..........      56,198       11.23      51,149       10.65


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

The following represents the Company's commitments to extend credit and standby letters of credit as of June 30, 2005 and December 31, 2004:

                                                  June 30,     December 31,
                                                    2005           2004
                                                ------------   ------------

Commitments to extend credit ................   $216,263,000   $133,865,000

Standby and commercial letters of credit ....      4,031,000      3,715,000
                                                ------------   ------------

Total commitments and contingencies .........   $220,294,000   $137,580,000
                                                ============   ============

                          FLORIDA COMMUNITY BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2005
                                   (Unaudited)

Note H - Commitments and Contingencies - Continued

Florida Community Bank, as part of its retail mortgage loan production activities, routinely enters into short-term commitments to originate fixed rate loans. Most of the loans will be sold to third party correspondent banks upon closing. For those loans, the Company enters into individual forward sales commitments at the same time the commitment to originate is finalized. While the forward sales commitments function as an economic hedge and effectively eliminate the Company's financial risk of rate changes during the rate lock period, both the commitment to originate mortgage loans that will be sold and the commitment to sell the mortgage loans are derivatives, the fair values of which are essentially equal and offsetting. The fair values are calculated based on changes in market interest rates after the commitment date. The notional amounts of these mortgage loan origination commitments and the related forward sales commitments were immaterial at June 30, 2005. The unrealized gains/losses of the origination and sales commitments were not material at June 30, 2005.

              [The remainder of this page intentionally left blank]

                          FLORIDA COMMUNITY BANKS, INC.

                                  June 30, 2005

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to assist an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the consolidated financial statements and related notes appearing in Item 1 of the June 30, 2005, Form 10-Q, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

FINANCIAL CONDITION

June 30, 2005 compared to December 31, 2004

The Bank continued its operations concentrating in the origination of loans in southwestern and other areas of Florida. As discussed more fully below, loans increased 21.0% during the first six months of 2005, while equity capital grew at a slightly lower rate (16.7%). No significant changes in operating goals or policies occurred during 2005.

Loans

Loans comprised the largest single category of the Company's earning assets on June 30, 2005. Loans, net of unearned income, totaled 84.7% of total assets at June 30, 2005 compared to 83.6% of total assets at December 31, 2004. During the first six months of 2005, loans increased approximately $116 million, a

                          FLORIDA COMMUNITY BANKS, INC.

                                  June 30, 2005

relatively large increase compared with recent periods; $60 million during the first six months and $55 million during the last six months of 2004. The rapid influx of population to southwest Florida continued to influence the demand for real estate loans, particularly construction and development loans; also due to the Bank's growth, the size of the loans has also increased significantly.

Investment Securities and Other Earning Assets

The investment securities portfolio is used to provide a source of liquidity, to serve as collateral for borrowings and to secure certain government deposits. Federal funds sold are the most liquid earning asset and is used to manage the daily cash position of the Company. Investment securities and other short-term investments did not change significantly compared to December 31, 2004 and totaled $75.6 million at June 30, 2005.

Asset Quality

From December 31, 2004 to June 30, 2005, the Bank's asset quality remained satisfactory as measured by three key ratios. The ratio of loan loss allowance to total nonperforming assets (defined as non-accrual loans, loans past due 90 days or greater, restructured loans, non-accruing securities, and other real estate) improved from 99.5% to 297.8%. The percentage of nonperforming assets to total assets improved from 1.49% to 0.42%, and the percentage of nonperforming loans to total loans improved from 1.78% to 0.50%. These ratios were affected by a $6.5 million decrease in nonperforming loans during the first six months of 2005. During the past six months, nonperforming loans have decreased significantly, primarily due to the reduction in the number of loans that were temporarily restructured due to the hurricanes in 2004 and which are now performing in accordance with their original agreements. As a percent of loans the allowance was 1.77% at December 31, 2004, and 1.48% at June 30, 2005.

During the first six months of 2005, charge-offs totaled $21 thousand and recoveries $110 thousand.

Deposits

Total deposits of $648.4 million at June 30, 2005, represented an increase of $127.8 million (24.6%) from total deposits of $520.6 million at year-end 2004. The increase was attributable to growth of $62.9 million in certificates of deposits (all in brokered), $37.8 million in money market accounts, $20.4 million in non-interest checking, $4.9 million in savings and $1.8 million in now accounts. At June 30, 2005, brokered certificates of deposit totaled approximately $215.1 million and Internet certificates of deposit totaled approximately $13.4 million.

Shareholders' Equity

Shareholders' equity increased $8.8 million from December 31, 2004 to June 30, 2005, due to the retention of earnings ($8.8 million less $1.2 million in cash dividends) and the sale of 58,610 shares of common stock for $1.2 million
(19,500 to the Employee Stock Ownership Plan and 39,110 in stock options exercised). On June 30, 2005, the Company and the Bank exceeded the regulatory minimums and qualified as well-capitalized under the regulations of the Federal Reserve System, the State of Florida, and the FDIC.

                          FLORIDA COMMUNITY BANKS, INC.

                                  June 30, 2005

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

The asset portion of the balance sheet provides liquidity primarily through maturities and the repayment of loan and investment principal. Loans that mature in one year or less equaled approximately $281 million at June 30, 2005, and there are approximately $7.1 million of investment security repayments expected within one year.

The liability portion of the balance sheet provides liquidity through deposits to various customers' interest-bearing and non-interest-bearing deposit accounts, brokered and Internet certificated of deposits. At June 30, 2005, the Bank had funds available through the purchase of federal funds from correspondent commercial banks up to an aggregate of $50 million and another $7 million available from the Federal Reserve Bank of Atlanta; the Company had $4.9 million available through a separate line with a commercial bank. The Bank also has available a credit line with the Federal Home Loan Bank of Atlanta of up to 15% of assets (approximately $118 million) of which $53 million is available and unused. At June 30, 2005, the bank had unused collateral totaling approximately $7 million, thus limiting the advances potentially available to that amount.

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

                                  June 30, 2005

preferred securities of FCBI Trust and the subordinated debentures of the Company each have approximately 30-year lives. However, both the Company and FCBI Trust have a call option of five years, subject to regulatory capital requirements.

Regulatory authorities are placing increased emphasis on the maintenance of adequate capital. In 1990, new risk-based capital requirements became effective. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which consists of common equity less goodwill plus qualifying Trust Preferred securities issued, amounted to $71.8 million at June 30, 2005. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components are referred to as Total Risk-Based capital and was $81.1 million at June 30, 2005.

The Company's current capital positions exceed the "well-capitalized" regulatory guidelines. Management has reviewed and will continue to monitor the Company's asset mix and the loan loss allowance, which are the areas determined to be most affected by these capital requirements.

RESULTS OF OPERATIONS

Three months ended June 30, 2005 and 2004

Summary

Net earnings of the Company for the three months ended June 30, 2005, totaled $4,738,497 compared to $3,266,186 for the same period in 2004, representing a 45.1% increase. The increase was due principally to a $2.5 million increase in net interest income. As explained more fully below, the increase in net interest income was due to the effect of added loan volume.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's income. Net interest income during the three months ended June 30, 2005, increased $2.5 million (33.9%) from the same period in 2004. This increase was due primarily to increased loan interest ($3.7 million). Loan interest income increased due to an increase in loan volume caused by the growth in land development and construction loans. Interest expense increased $1.3 million, (75.8%) due to higher rates and volume on money market and certificates of deposits accounts. Earning assets averaged $721.1 million during the second quarter of 2005 compared to $545.8 million in the second quarter of 2004, an increase of $175.3 million, with most of the increase due to increased loan volume. Average interest-bearing liabilities increased $117.5 million, from $441.3 million during the second quarter of 2004 to $558.8 million during the same period in 2005, primarily due to an increase in the average balance of money market and certificates of deposit accounts.

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

                          FLORIDA COMMUNITY BANKS, INC.

                                  June 30, 2005

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

With the Federal Reserve increasing the federal funds rate nine times since June 2004, the cost of funds rose faster as a percentage than interest income; however, the volume of new loans going on at higher rates was sufficient to maintain the net interest margin (5.42% at June 30, 2005, compared to 5.48% at June 30, 2004). With those rate increases, the prime rate increased 225 basis points, which put most of the loans that were below their floor rate, now at or above their floor rate; that means that with every rate increase going forward the loans will adjust upwards.

Provision for Loan Losses

The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. This level is determined based upon the Bank's historical charge-offs, management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $-0- for the three months ended June 30, 2005 compared to $200 thousand during the same period in 2004. Loans charged off exceeded recoveries by approximately $189 thousand for the three months ended June 30, 2004, compared to $65 thousand net recovery for the three-month period ended June 30, 2005. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was 1.48 at June 30, 2005 and was 1.69% at June 30, 2004.

Noninterest Income

Noninterest income for the three months ended June 30, 2005, was $1,022,840 compared to $1,118,349 for the same period of 2004, a decrease of $95 thousand (8.5%). The decrease was primarily due to a gain of approximately $400 thousand on the sale of excess land and office space at one of the branch locations due to remodeling in 2004. During 2005, there was no similar gain from sale of fixed assets.

Noninterest Expenses

Noninterest expenses for the three months ended June 30, 2005, were $3,161,739 reflecting a 4.4% increase from the same period of 2004. Occupancy costs for the three months ended June 30, 2005, compared to the same period in 2004, increased by approximately $61 thousand due to new branch locations.

Income Taxes

The provision for income taxes of $2,969,540 for the three months ended June 30, 2005, increased $994 thousand compared to the same period of 2004, due to higher taxable earnings. The effective tax rate for both periods is more than the statutory federal rate principally because of state income taxes, net of the federal tax benefit.

                          FLORIDA COMMUNITY BANKS, INC.

                                  June 30, 2005

Six Months Ended June 30, 2005 and 2004

Summary

Net earnings of the Company for the six months ended June 30, 2005, totaled $8,781,335 compared to $6,051,566 for the same period in 2004, representing a 45.1% increase. The increase was due primarily to loan growth, which generated higher interest and fees than a year ago. Growth in non-interest bearing demand deposits and low cost interest bearing deposits like money market, now and savings accounts, contributed greatly to keeping the cost of funding down. Asset quality has been excellent, with virtually no loan charge-offs (we actually had net recoveries) and as a result, we have not had to make any provisions for loan losses, so far in 2005. We have also seen some solid growth in our non-interest income and have tried to keep non-interest expense growth to a minimum.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Net interest income during the six months ended June 30, 2005, increased $4.2 million (29.3%) from the same period in 2004. This increase was due primarily to an increase of $6 million in loan interest income and $720 thousand in investment income. Interest expense on deposits increased $2.1 million and increased $520 thousand on borrowed funds. Both loans and deposits experienced increased volume. Earning assets averaged $694.2 million during the first six months of 2005 compared to $528.8 million in 2004, with the increase due to loans which increased $147.5 million and investments and federal funds sold that increased $17.9 million. Average interest-bearing liabilities increased from $428.7 million during the second quarter of 2004 to $543.7 million during the same period in 2005. Interest bearing checking accounts (money market and now accounts) averaged $33.8 million higher in 2005 compared to the second quarter of 2004 reflecting an increase of 29%, as did average certificates of deposit (up $50.4 million) increasing 21.8%.

The Company was in an asset sensitive position during 2005 and 2004 with a larger dollar amount of interest-earning assets subject to re-pricing than interest-bearing liabilities. Management believes that in a rising rate environment that this is a good position to be in. With the Federal Reserve raising rates 225 basis points since last June (2004), almost all of the loans that were below their floor rate at that time, approximately $200 million, have adjusted; as of June 30, 2005, approximately $377 million will adjust going forward. If rates were to fall, the floor rate on most of the adjustable rate loans would help to protect the Bank's net interest margin from dropping too fast.

Provision for Loan Losses

The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers adequate. This level is determined based upon the Bank's historical charge-offs, management's assessment of current economic conditions, the composition of the loan portfolio and the levels of non-accruing and past-due loans. The provision for loan losses was $0 for the six months ended June 30, 2005 and $500 thousand for the comparable period in 2004. Recoveries exceeded charge-offs by approximately $88 thousand during the first six months of 2005 compared to charge-offs that exceeded recoveries by approximately $137 thousand during the same time period in 2004. The level of non-performing loans declined significantly (from $7.8 million to $1.1 million) during the period from December 31, 2004 to June 30, 2005. Also contributing to the fact that no loan loss provision has been made for 2005 is the extremely low historical charge-off ratio that is used as one of the factors in determining if a provision is needed.

                          FLORIDA COMMUNITY BANKS, INC.

                                  June 30, 2005

Non-interest Income

Non-interest income for the six months ended June 30, 2005, was $1,923,810 compared to $1,845,350 for the same period of 2004, an increase of 4.25% (2004's income included a $415 thousand gain from the sale of a fixed asset compared to a $21 thousand gain in 2005). Without the effect of the gains, non-interest income actually increased 33%, with increases of $248 thousand in service charges on deposit accounts and $240 thousand in secondary market loan fees.

Non-interest Expenses

Non-interest expenses for the six months ended June 30, 2005, totaled $6,046,511 reflecting a 2.9% increase from the same period of 2004. The primary components of non-interest expenses are salaries and employee benefits, which decreased $192 thousand for the six months ended June 30, 2005, compared to the same period in 2004. This decrease was due to an increase in the cost for salaries and benefits that are deferred when a new loan is booked, which is directly related to the significant increase in the loan volume mentioned before. Occupancy expenses (depreciation, taxes, insurance, electricity, etc) increased $115 thousand, due to the growth of the Bank and the new branch that was opened in Cape Coral in January 2005. Other expenses (advertising and promotion expenses, professional fees, assessment fees, data processing expenses, other real estate owned expenses, etc) were $248 thousand higher; $134 thousand due to the growth and $114 thousand due to expenses related to the other real estate owned property.

Income Taxes

The provision for income taxes of $5,504,756 for the six months ended June 30, 2005, increased $1.8 million compared to the same period of 2004, due to higher pre-tax income. The effective tax rate for both periods is more than the statutory federal rate principally because of state income taxes, net of the federal tax benefit.

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

                          FLORIDA COMMUNITY BANKS, INC.

                                  June 30, 2005

In December 2003, the FASB revised previously issued FIN 46, Consolidation of Variable Interest Entities, ("FIN 46R") which clarifies the application of Accounting Research Bulletin ("ARB") 51, Consolidated Financial Statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The reporting and disclosure requirements of this Interpretation are effective for all financial statements of public companies for the first period ending after December 15, 2003, and for all other types of entities for periods ending after March 15, 2004. The adoption of this interpretation did not have a material impact on the Company's consolidated financial statements.

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

                          FLORIDA COMMUNITY BANKS, INC.

                                  June 30, 2005

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

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements--An Amendment of APB Opinion No. 28. SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. It applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 eliminates the requirement in APB Opinion No. 20 to include the cumulative effect of changes in accounting principle in the income statement in the period of change. Instead, to enhance the comparability of prior period financial statements, SFAS 154 requires that changes in accounting principle be retrospectively applied. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. The cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments are recorded to opening retained earnings. Each period presented is adjusted to reflect the period-specific effects of applying the change. Although retrospective application is similar to restating prior periods, SFAS 154 gives the treatment a new name to differentiate it from restatement for the correction of an error. Only direct effects of the change will be included in the retrospective application; all indirect effects will be recognized in the period of change. If it is impracticable to determine the cumulative effect for all prior periods, the new accounting principle should be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

                          FLORIDA COMMUNITY BANKS, INC.

                                  June 30, 2005

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

As of June 30, 2005, the Company's simulation analysis indicated that the Company is at greatest risk in a sudden decreasing interest rate environment. This analysis assumes that rates will change suddenly on a specific date. The Company believes that interest rates will increase over the next six months, maybe even over the next year, during which, assets will re-price faster than the liabilities, and the Company will experience an increase in its net interest margin. The table below depicts the results of the simulation assuming a one and two percent decrease and increase in market interest rates.

                                               Estimated Fair Value of Financial Instruments
                                             -------------------------------------------------
                                                Down          Up          Down          Up
                                             1 Percent    1 Percent    2 Percent    2 Percent
                                             ----------   ----------   ----------   ----------
                                                            Dollars in Thousands
Interest-earning Assets:
   Loans .................................   $  673,705   $  665,975   $  678,317   $  662,313
   Federal funds sold and cash equivalents        6,217        6,201        6,225        6,193
   Securities ............................       66,502       62,450       68,046       60,007
                                             ----------   ----------   ----------   ----------
     Total Interest-earning Assets .......      746,424      734,626      752,588      728,513
                                             ----------   ----------   ----------   ----------

                          FLORIDA COMMUNITY BANKS, INC.

                                  June 30, 2005

                                                Estimated Fair Value of Financial Instruments
                                          -------------------------------------------------------
                                             Down            Up           Down            Up
                                           1 Percent      1 Percent     2 Percent      2 Percent
                                          -----------    -----------   -----------    -----------
                                                           Dollars in Thousands
Interest-bearing Liabilities
   Deposits - Savings and demand ......       204,345        201,415       205,810        199,950
   Deposits - Time ....................       314,161        309,775       316,354        307,582
   Other borrowings ...................        67,227         62,773        69,454         60,546
                                          -----------    -----------   -----------    -----------
     Total Interest-bearing Liabilities       585,733        573,963       591,618        568,078
                                          -----------    -----------   -----------    -----------

Net Difference in Fair Value ..........   $   160,691    $   160,663   $   160,970    $   160,435
                                          ===========    ===========   ===========    ===========

Change in Net Interest Income .........   $    (1,240)   $     1,863   $    (2,559)   $     3,683
                                          ===========    ===========   ===========    ===========

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

                          FLORIDA COMMUNITY BANKS, INC.

                                  June 30, 2005

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

Item 4 - Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (the "Annual Meeting") of Florida Community Banks, Inc. was held on April 21, 2005, to consider the election of directors (Proposal I) and to allow adjournment of the Annual Meeting if a quorum was not present in person or by proxy (Proposal II), an issue made moot since a quorum was present.

At the Annual Meeting, 3,164,047 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

PROPOSAL I. Election of Directors :

                                              FOR                 WITHHELD
                                         --------------         -------------
       Beauford E. Davidson                 3,164,047                     0
       Patrick B. Langford                  3,164,047                     0
       Lewis J. Nobles, Jr.                 3,164,047                     0
       John R. Olliff                       3,164,047                     0
       James O'Quinn                        3,164,047                     0
       Stephen L. Price                     3,164,047                     0
       Bernard T. Rasmussen                 3,163,939                   108
       Daniel G. Rosbough                   3,164,047                     0
       James E. Williams, Jr.               3,164,047                     0

PROPOSAL II.  Adjournment if Necessary:

                        FOR                 AGAINST               ABSTAIN
                ------------------    ------------------    ------------------
                     3,081,959               82,088                     0

                          FLORIDA COMMUNITY BANKS, INC.

                                  June 30, 2005

Item 6 - Exhibits

The following Exhibits are filed with this report:

Exhibit No.                            Exhibit                                          Page
-----------    ----------------------------------------------------------------      ----------
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

                          FLORIDA COMMUNITY BANKS, INC.

                                  June 30, 2005

Exhibit No.                                   Exhibit                                    Page
-----------    -----------------------------------------------------------------      ----------
    10.7       Employee  Stock  Ownership  Plan (included as Exhibit 10.5 to the
               Company's Form S-8 filed May 6, 2004.

    11         Statement re: computation of earnings per common share                     29

    14         Code of Ethics  (included as Exhibit 99.1 to the  Company's  Form
               8-K  filed  on  March  3,  2003,  and   incorporated   herein  by
               reference.)

    31.1       Chief Executive  Officer - Certification  of principal  executive
               officer   pursuant  to  the  Exchange  Act  Rule  13(a)-14(a)  or
               15(d)-14(a).                                                               30

    31.2       Chief Financial  Officer - Certification  of principal  financial
               officer   pursuant  to  the  Exchange  Act  Rule  13(a)-14(a)  or
               15(d)-14(a).                                                               31

    32.1       Chief  Executive  Officer -  Certification  pursuant to 18 U.S.C.
               Section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.                                                32

    32.2       Chief  Financial  Officer -  Certification  pursuant to 18 U.S.C.
               Section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.                                                33

             [The remainder of this page intentionally left blank.]

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   FLORIDA COMMUNITY BANKS, INC.


                   By:  /s/ Stephen L. Price                          08/08/2005
                        -----------------------------------------     ----------
                        Stephen L. Price                              Date
                        President, Chief Executive Officer
                        and Chairman of the Board of Directors


                        /s/ Guy W. Harris                             08/08/2005
                        -----------------------------------------     ----------
                        Guy W. Harris                                 Date
                        Chief Financial Officer