Form 10-Q
period 2005-09-30
FLORIDA COMMUNITY BANKS INC
filed 2005-11-07
CIK 1170902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    Form 10-Q


[ X ]     QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE  ACT OF 1934 FOR THE  QUARTERLY  PERIOD ENDED SEPTEMBER 30, 2005

[   ]     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE  TRANSITION  PERIOD FROM  _____ TO _____

                       Commission File Number: 000-1170902


                          FLORIDA COMMUNITY BANKS, INC.
             (Exact name of registrant as specified in its charter)


                   Florida                                 35-2164765
--------------------------------------------  ----------------------------------
       (State or Other Jurisdiction of        (IRS Employer Identification No.)
       Incorporation or Organization)


 1400 North 15th Street, Immokalee, Florida                34142-2202
 ------------------------------------------   ----------------------------------
   (Address of Principal Executive Office)            (Including Zip Code)


                                 (239) 657-3171
                (Issuer's Telephone Number, Including Area Code)


                                    No Change
                 (Former name, former address and former fiscal
                       year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file suchreports), and (2) has been subject to such filing
                  requirements for the past 90 days. Yes  X       No
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


 Common Stock, $0.01 par              Outstanding at November 1, 2005: 5,493,517

                                    Form 10-Q
                          FLORIDA COMMUNITY BANKS, INC.
                               September 30, 2005



                                TABLE OF CONTENTS



                                                                                                           Page No.
Part I - Financial Information

  Item 1 - Consolidated Financial Statements (Unaudited)


           Consolidated Statements of Financial Condition as of September 30, 2005
              and December 31, 2004.......................................................................     3

           Consolidated Statements of Income For The Three Months and Nine Months Ended
              September 30, 2005 and 2004.................................................................     4

           Consolidated Statement of Shareholders' Equity For The Nine Months
              Ended September 30, 2005....................................................................     5

           Consolidated Statements of Cash Flows For The Nine Months
              Ended September 30, 2005 and 2004...........................................................     6

           Notes to Consolidated Financial Statements.....................................................     7

  Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................................................    13

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk.....................................    23

  Item 4 - Controls and Procedures........................................................................    24

Part II - Other Information

  Item 1 - Legal Proceedings..............................................................................    25

  Item 5 - Other Information..............................................................................    25

  Item 6 - Exhibits.......................................................................................    26

Signatures

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                          FLORIDA COMMUNITY BANKS, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
              September 30, 2005 (Unaudited) and December 31, 2004

                                                                                  September 30,
                                                                                      2005           December 31,
                                                                                   (Unaudited)           2004
Assets
   Cash and due from banks...................................................   $     22,246,224  $      18,665,823
   Interest-bearing deposits with banks......................................          3,018,970            948,255
   Federal funds sold........................................................            257,000                 --
                                                                                ----------------  -----------------
       Cash and Cash Equivalents.............................................         25,522,194         19,614,078

Securities available-for-sale................................................          5,209,265          4,935,077
Securities held-to-maturity, fair value of $62,146,832 in 2005
   and $68,991,864 in 2004...................................................         63,168,882         69,330,160

Loans, net of unearned income................................................        743,067,522        552,509,155
Allowance for loan losses....................................................         (9,931,364)        (9,791,269)
                                                                                ----------------  -----------------
       Net Loans.............................................................        733,136,158        542,717,886

Premises and equipment, net..................................................         13,765,924         13,345,071
Accrued interest.............................................................          3,999,840          3,289,678
Foreclosed real estate.......................................................          2,203,435          2,203,435
Deferred taxes, net..........................................................          4,986,739          4,313,485
Other assets.................................................................          1,581,580          1,115,434
                                                                                ----------------  -----------------
       Total Assets..........................................................   $    853,574,017  $     660,864,304
                                                                                ================  =================

Liabilities and Shareholders' Equity

Liabilities
   Noninterest-bearing.......................................................   $    126,338,518  $     113,217,461
   Interest-bearing..........................................................        561,003,669        407,367,970
                                                                                ----------------  -----------------
       Total Deposits........................................................        687,342,187        520,585,431

Short-term borrowings........................................................         24,650,000         14,057,000
Accrued interest.............................................................          2,291,250          1,407,563
Deferred compensation........................................................            289,628            313,622
FHLB advances................................................................         60,000,000         60,000,000
Subordinated debentures......................................................         10,310,000         10,310,000
Other liabilities............................................................          1,994,134          1,262,989
                                                                                ----------------  -----------------
       Total Liabilities.....................................................        786,877,199        607,936,605

Shareholders' Equity
   Common stock - par value $.01 per share, 10,000,000 shares authorized,
     5,493,517 shares issued and outstanding at at September 30, 2005; 5,423,185 shares issued and outstanding
     at December 31, 2004....................................................             54,935             54,232
   Paid-in capital...........................................................         18,360,747         17,146,495
   Retained earnings.........................................................         48,281,136         35,726,972
                                                                                ----------------  -----------------
       Total Shareholders' Equity............................................         66,696,818         52,927,699
                                                                                ----------------  -----------------

Total Liabilities and Shareholders' Equity...................................   $    853,574,017  $     660,864,304
                                                                                ================  =================


                 See notes to consolidated financial statements
                                        3

                          FLORIDA COMMUNITY BANKS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
         Three Months and Nine Months Ended September 30, 2005 and 2004
                                   (Unaudited)



                                                     Three Months Ended                  Nine Months Ended
                                                        September 30,                      September 30,
                                               ------------------------------    ----------------------------------
                                                   2005              2004             2005               2004
                                               -------------    -------------    --------------    ----------------

Interest Income
   Interest and fees on loans.............     $  14,299,095    $   9,649,473    $   38,067,635    $     27,443,900
   Interest and dividends.................           698,747          398,834         2,150,596           1,145,186
   Interest on federal funds sold
     and other interest income............           114,694           92,470           295,384             205,415
                                               -------------    -------------    --------------    ----------------
       Total Interest Income..............        15,112,536       10,140,777        40,513,615          28,794,501
                                               -------------    -------------    --------------    ----------------

Interest Expense
   Interest on deposits...................         3,691,790        1,774,026         9,146,828           5,173,556
   Interest on borrowed funds.............           885,508          508,287         2,422,757           1,525,347
                                               -------------    -------------    --------------    ----------------
       Total Interest Expense.............         4,577,298        2,282,313        11,569,585           6,698,903
                                               -------------    -------------    --------------    ----------------

Net Interest Income.......................        10,535,238        7,858,464        28,944,030          22,095,598

Provision for loan losses.................            32,000          750,000            32,000           1,250,000
                                               -------------    -------------    --------------    ----------------

Net Interest Income After
   Provision for Loan Losses..............        10,503,238        7,108,464        28,912,030          20,845,598

Noninterest Income
   Customer service fees..................           591,004          453,665         1,799,310           1,413,583
   Real estate rental income .............            19,770           20,406            59,862              61,898
   Other noninterest income...............           236,407          184,486           890,604             613,918
   Gain on sale of fixed assets...........                --               --            21,216             414,508
                                               --------------   -------------    --------------    ----------------
       Total Noninterest Income...........           847,181          658,557         2,770,992           2,503,907
                                               -------------    -------------    --------------    ----------------

Noninterest Expenses
   Salaries and employee benefits.........         2,150,627        1,937,230         5,875,199           5,853,628
   Occupancy and equipment expense........           529,997          432,407         1,499,450           1,287,218
   Other noninterest expenses.............           672,890          592,801         2,025,376           1,697,674
                                               -------------    -------------    --------------    ----------------
       Total Noninterest Expenses.........         3,353,514        2,962,438         9,400,025           8,838,520
                                               -------------    -------------    --------------    ----------------

Income before income taxes................         7,996,905        4,804,583        22,282,997          14,510,985
Provision for income tax expense..........         3,079,595        1,804,852         8,584,351           5,459,687
                                               -------------    -------------    --------------    ----------------

Net Income................................     $   4,917,310    $   2,999,731    $   13,698,646    $      9,051,298
                                               =============    =============    ==============    ================

Weighted average common shares
   outstanding - basic....................         5,493,517        5,423,593         5,466,905           5,418,667
Weighted average common shares
   outstanding - diluted..................         5,556,715        5,490,490         5,530,231           5,480,868

Basic earnings per common share...........     $       0.90     $        0.55    $         2.51    $          1.67
Diluted earnings per common share.........             0.88              0.55              2.48               1.65

Cash dividends declared
   per common share.......................             0.21              0.17              0.21               0.17



                 See notes to consolidated financial statements
                                        4

                          FLORIDA COMMUNITY BANKS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      Nine Months Ended September 30, 2005
                                   (Unaudited)




                                                 Common            Paid-in          Retained
                                                  Stock            Capital          Earnings             Total
                                               ------------    -------------     --------------    ----------------

December 31, 2004.........................     $      54,232   $   17,146,495    $   35,726,972    $     52,927,699

Sale of common stock......................               703        1,161,530                --           1,162,233

Cash dividends - common
   $0.21 per share........................                --               --        (1,144,482)         (1,144,482)

Compensation effect of stock options......                --           52,722                --              52,722

Net income - nine months ended
   September 30, 2005.....................                --               --        13,698,646          13,698,646
                                               -------------   --------------    --------------    ----------------

Balance at September 30, 2005.............     $      54,935   $   18,360,747    $   48,281,136    $     66,696,818
                                               =============   ==============    ==============    ================




                 See notes to consolidated financial statements
                                        5

                          FLORIDA COMMUNITY BANKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2005 and 2004
                                   (Unaudited)


                                                                                           Nine Months
                                                                                        Ended September 30,
                                                                                      2005               2004
                                                                                ----------------  -----------------

Operating Activities
   Net Income................................................................   $     13,698,646  $       9,051,298
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Provision for loan losses.............................................             32,000          1,250,000
       Depreciation, amortization, and accretion, net........................            888,030            682,530
       Increase in accrued interest receivable...............................           (710,162)          (257,667)
       Increase in accrued interest payable..................................            883,687            580,394
       Increase in deferred tax asset, net...................................           (673,254)          (525,351)
       Gain on sale of fixed assets..........................................            (21,216)          (414,508)
       Other, net............................................................            338,316            829,488
                                                                                ----------------  -----------------
       Net Cash Provided By Operating Activities.............................         14,436,047         11,196,184
                                                                                ----------------  -----------------

Investing Activities
   Net decrease (increase) in held-to-maturity securities....................          5,892,335         (6,050,740)
   Net increase in available-for-sale securities.............................           (274,188)                --
   Loans made to customers, net of repayments................................       (190,535,367)       (74,630,423)
   Purchase of fixed assets, net.............................................         (1,098,355)          (594,571)
   Proceeds from the sale of fixed assets....................................             41,000            544,677
   Net decrease in other real estate owned...................................                 --            241,800
                                                                                ----------------  -----------------
       Net Cash Used In Investing Activities.................................       (185,974,575)       (80,489,257)
                                                                                ----------------  -----------------

Financing Activities
   Net increase in noninterest-bearing deposits..............................         13,121,057         17,739,003
   Net increase in interest-bearing deposits.................................        153,635,699         42,728,917
   Dividends paid............................................................         (1,144,482)          (941,596)
   Increase in short-term borrowings.........................................         10,593,000          7,500,000
   Increase (decrease) in other debt.........................................             26,415            (21,698)
   Sale of common stock......................................................          1,162,233            465,202
   Compensation associated with the issuance of options, net of tax..........             52,722                 --
                                                                                ----------------  -----------------
       Net Cash Provided By Financing Activities.............................        177,446,644         67,469,828
                                                                                ----------------  -----------------

Net Increase (Decrease) in Cash and Cash Equivalents.........................          5,908,116         (1,823,245)

Cash and Cash Equivalents at Beginning of Period.............................         19,614,078         30,519,849
                                                                                ----------------  -----------------

Cash and Cash Equivalents at End of Period...................................   $     25,522,194  $      28,696,604
                                                                                ================  =================



                 See notes to consolidated financial statements
                                        6

                          FLORIDA COMMUNITY BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)




Note A - Basis of Presentation

Florida Community Banks, Inc. ("FCBI" or the "Company") is a bank holding company, which owns all of the common stock of Florida Community Bank ("Bank" or "FCB") and a special purpose business trust organized to issue Trust Preferred Securities. The special purpose business trust is not consolidated in the financial statements that are included elsewhere herein. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005

The statement of financial condition at December 31, 2004, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto for Florida Community Banks, Inc. for the year ended December 31, 2004, included in Form 10-K filed in March 2005.

Some  items  in  the  September  30,  2004,  financial   information  have  been
reclassified to conform to the September 30, 2005, presentation.

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

                         FLORIDA COMMUNITY BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

Note C - Income Taxes

The effective tax rates of approximately 38.5% and 37.6% for the nine months ended September 30, 2005 and 2004 are more than the federal statutory tax rate for corporations principally because of the effect of state income taxes, net of federal tax benefit.


Note D - Securities

The Company applies the accounting and reporting requirements of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115"). This pronouncement requires that all investments in debt securities be classified as either "held-to-maturity" securities, which are reported at amortized cost; trading securities, which are reported at fair value, with unrealized gains and losses included in earnings; or "available-for-sale" securities, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity (net of deferred tax effect).

The carrying amounts of securities as shown in the consolidated statements of financial condition and their approximate fair values at September 30, 2005 and December 31, 2004 were as follows:

                                                                      Gross            Gross           Estimated
                                                  Amortized        Unrealized       Unrealized           Fair
                                                    Cost              Gains           Losses             Value
                                               ---------------  ---------------   ---------------  ----------------

Securities Available-for-Sale

September 30, 2005:
   Equity securities........................   $     5,209,265  $            --   $            --  $      5,209,265
                                               ===============  ===============   ===============  ================

December 31, 2004:
   Equity securities........................   $     4,935,077  $            --   $            --  $      4,935,077
                                               ===============  ===============   ===============  ================


Securities Held-to-Maturity

September 30, 2005:
   U. S. Government and
     agency securities......................   $     1,997,235  $             --  $        37,235  $      1,960,000
   Mortgage-backed securities...............        61,171,647            47,815        1,032,630        60,186,832
                                               ---------------  ----------------  ---------------  ----------------

                                               $    63,168,882  $         47,815  $     1,069,865  $     62,146,832
                                               ===============  ================  ===============  ================

December 31, 2004:
   U. S. Government and
     agency securities......................   $     1,996,586  $             --  $         9,186  $      1,987,400
   Mortgage-backed securities...............        67,333,574            96,466          425,576        67,004,464
                                               ---------------  ----------------  ---------------  ----------------

                                               $    69,330,160  $         96,466  $       434,762  $     68,991,864
                                               ===============  ================  ===============  ================

                         FLORIDA COMMUNITY BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

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

The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2005 and December 31, 2004.



September 30, 2005:
                                   Less Than 12 Months           12 Months or More                 Total
                               ---------------------------  --------------------------  ---------------------------
                                    Fair       Unrealized       Fair        Unrealized       Fair       Unrealized
   Description of Securities        Value        Losses         Value         Losses         Value        Losses
-----------------------------  -------------   -----------  -------------  -----------  -------------   -----------

U.S. Government and
   agency securities.........  $   1,960,000   $    37,235  $          --  $        --  $   1,960,000   $    37,235
Mortgage-backed
   securities................     32,716,707       530,740     23,263,544      501,890     55,980,251     1,032,630
                               -------------   -----------  -------------  -----------  -------------   -----------

     Total Temporarily
     Impaired Securities.....  $  34,676,707   $   567,975  $  23,263,544  $   501,890  $  57,940,251   $ 1,069,865
                               =============   ===========  =============  ===========  =============   ===========


At September 30, 2005 the Company had 10 individual securities that were in an unrealized loss position or impaired for the timeframe 12 months or more indicated above. All of these investment positions' impairments are deemed not to be other-than-temporary impairments. Substantially all of these positions are backed by 1-4 family mortgages and the unrealized loss of these securities is based solely on interest rate changes and not due to credit ratings. Management intends to hold these securities until maturity.

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

                         FLORIDA COMMUNITY BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

Note E - Shareholders' Equity

In October 2005, the Company declared a stock split of 1.2 shares for each of the Company's outstanding shares of common stock. The effect of this stock split has been retroactively reflected in the financial statements. All references to weighted average shares outstanding and per share amounts included in the accompanying financial statements and notes reflect the stock split and its retroactive effects.


Note F - Segment Information

All of the Company's offices offer similar products and services, are located in the same geographic region, and serve the same customer segments of the market. As a result, management considers all units as one operating segment and therefore feels that the basic financial statements and related footnotes provide details related to segment reporting.


Note G - Stock-Based Compensation

During 2002 the Company adopted a Key Employee Stock Compensation Program under which statutory and non-statutory stock options may be granted to certain key employees. The options granted provide for these key employees to purchase shares of the Company's $0.01 par value common stock at no less than the market value at the dates of grant. The options granted may be exercised within ten years from the dates of grant subject to vesting requirements. Prior to 2003, the Company accounted for this plan under the recognition and measurement provisions of Accounting Principles Board ("APB") No. 25, Accounting for Stock Issued to Employees, and the related Interpretations. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as provided by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 allows for a prospective method of adoption of SFAS No. 123, whereas, the Company can prospectively account for the current expense of options granted during 2003 and thereafter. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unearned awards in each period.


The Company's actual and pro forma information follows:
                                                                                           Nine Months
                                                                                        Ended September 30,
                                                                                      2005               2004
                                                                                ----------------  -----------------
Net Income

Net income as reported.......................................................   $     13,698,646  $       9,051,298

Add: Stock-based compensation expense included in
   net income, net of related income tax benefit.............................             30,203              7,024

Deduct: Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of tax................................................            (33,038)           (12,859)
                                                                                ----------------  -----------------

Pro forma net income.........................................................   $     13,695,811  $       9,045,463
                                                                                ================  =================

                         FLORIDA COMMUNITY BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)


Note G - Stock-Based Compensation - Continued
                                                                                           Nine Months
                                                                                        Ended September 30,
                                                                                      2005               2004
                                                                                ----------------  -----------------

Basic earnings per share:

As Reported..................................................................   $           2.51  $           1.67
                                                                                ================  ================

Pro forma....................................................................   $           2.51  $           1.67
                                                                                ================  ================

Diluted earnings per share:

As Reported..................................................................   $           2.48  $           1.65
                                                                                ================  ================

Pro forma....................................................................   $           2.48  $           1.65
                                                                                ================  ================

The following information relates to options outstanding under the plan at September 30, 2005.


                                                                                         Weighted
                                                         Number of                        Average      Number of
                                                           Options      Expiration    Contractual        Options
                                                         Outstanding       Date         Life-Years     Exercisable

10/25/01 Options with an Exercise
Price of $8.68.......................................          74,650    10/25/11            6.07            59,720
01/17/03 Options with an Exercise
Price of $11.58......................................           5,184    01/17/13            7.30             3,110
12/22/03 Options with an Exercise
Price of $16.67......................................          11,520    12/22/13            8.23             4,608
09/16/04 Options with an Exercise
Price of $19.10......................................          51,120     9/16/14            8.97            20,448
                                                       --------------                                   -----------

Total................................................         142,474                        7.33            87,886
                                                       ==============                                   ===========

The following table presents the activity in the plan for the nine months ended September 30, 2005 and 2004:

                                                                      Nine Months Ended September 30,
                                                                    2005                          2004
                                                       -----------------------------  -----------------------------
                                                                         Weighted                       Weighted
                                                                          Average                        Average
                                                                         Exercise                       Exercise
                                                           Shares         Price           Shares         Price
                                                       --------------  -------------  -------------  --------------

Outstanding at January 1,............................         204,394  $       13.62        125,914  $        10.11
Granted..............................................              --           0.00         78,480           19.10
Forfeited............................................         (14,988)         16.74             --            0.00
Expired..............................................         (46,932)         13.98             --            0.00
                                                       --------------                 -------------
Outstanding at September 30,.........................         142,474          13.17        204,394           13.56
                                                       ==============                 =============
Exercisable at September 30,.........................          87,886          11.63         61,379            8.88

                         FLORIDA COMMUNITY BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

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

The following represents the Company's commitments to extend credit and standby letters of credit as of September 30, 2005 and December 31, 2004:



                                                                                  September 30,   December 31,
                                                                                      2005               2004
                                                                                ----------------  -----------------

Commitments to extend credit.................................................   $    217,671,000  $     133,865,000

Standby and commercial letters of credit.....................................          4,284,000          3,715,000
                                                                                ----------------  -----------------

Total commitments and contingencies..........................................   $    221,955,000  $     137,580,000
                                                                                ================  =================

Florida Community Bank, as part of its retail mortgage loan production activities, routinely enters into short-term commitments to originate fixed rate loans. Most of the loans will be sold to third party correspondent banks upon closing. For those loans, the Company enters into individual forward sales commitments at the same time the commitment to originate is finalized. While the forward sales commitments function as an economic hedge and effectively eliminate the Company's financial risk of rate changes during the rate lock period, both the commitment to originate mortgage loans that will be sold and the commitment to sell the mortgage loans are derivatives, the fair values of which are essentially equal and offsetting. The fair values are calculated based on changes in market interest rates after the commitment date. The notional amounts of these mortgage loan origination commitments and the related forward sales commitments were immaterial at September 30, 2005. The unrealized gains/losses of the origination and sales commitments were not material at September 30, 2005.



              [The remainder of this page intentionally left blank]

                          FLORIDA COMMUNITY BANKS, INC.
                               September 30, 2005


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to assist an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the consolidated financial statements and related notes appearing in Item 1 of the September 30, 2005, Form 10-Q, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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


FINANCIAL CONDITION

September 30, 2005 compared to December 31, 2004

The Bank continued its operations concentrating in the origination of loans in southwestern and other areas of Florida. As discussed more fully below, loans increased 34.5% during the first nine months of 2005, while equity capital grew at slightly lower rate (26.0%). No significant changes in operating goals or policies occurred during 2005.

                         FLORIDA COMMUNITY BANKS, INC.
                               September 30, 2005

Loans

Loans comprised the largest single category of the Company's earning assets on September 30, 2005. Loans, net of unearned income, totaled 87.1% of total assets at September 30, 2005 compared to 83.6% of total assets at December 31, 2004. During the first nine months of 2005, loans increased approximately $190.6 million, a relatively large increase compared to the $74.6 million during the same period in 2004. The rapid influx of population to southwest Florida continued to influence the demand for real estate loans, particularly construction and development loans; also, due to the Bank's growth, the size of the loans has also increased significantly.

Investment Securities and Other Earning Assets

The investment securities portfolio is used to provide a source of liquidity, to serve as collateral for borrowings and to secure certain government deposits. Federal funds sold are the most liquid earning asset and is used to manage the daily cash position of the Company. Investment securities and other short-term investments did not change significantly compared to December 31, 2004 and totaled $68.6 million at September 30, 2005.

Asset Quality

From December 31, 2004 to September 30, 2005, the Bank's asset quality remained satisfactory as measured by three key ratios. The ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) improved from 99.5% to 318.5%. The percentage of nonperforming assets to total assets improved from 1.49% to 0.37%, and the percentage of nonperforming loans to total loans improved from 1.78% to 0.42%. These ratios were affected by a $6.7 million decrease in nonperforming loans during the first nine months of 2005, which was primarily due to the reduction in the number of loans that were temporarily restructured due to the hurricanes in 2004 and which are now performing in accordance with their original agreements. As a percent of loans the allowance was 1.77% at December 31, 2004, and 1.34% at September 30, 2005.

During the first nine months of 2005, charge-offs totaled $27 thousand and recoveries $136 thousand.

Deposits

Total deposits of $687.3 million at September 30, 2005, represented an increase of $166.8 million (32.0%) from total deposits of $520.6 million at year-end 2004. The increase was attributable to the growth in certificates of deposits of $101.2 million, of which $99 million were brokered; $40.9 million in money market accounts, $13.1 million in noninterest checking, $7.1 million in now accounts and $4.5 million in savings accounts. At September 30, 2005, brokered certificates of deposit totaled approximately $253 million and internet certificates of deposit totaled approximately $13 million.

Shareholders' Equity

Shareholders' equity increased $13.7 million from December 31, 2004 to September 30, 2005, due to the retention of earnings $12.6 million ($13.7 million in net income less $1.1 in cash dividends paid) and the sale of 58,610 shares of common stock for $1.2 million (19,500 shares to the Employee Stock Ownership Plan and 39,110 in stock options that were exercised). On September 30, 2005, the Company and the

                         FLORIDA COMMUNITY BANKS, INC.
                               September 30, 2005

Bank exceeded the regulatory minimums and qualified as well-capitalized under the regulations of the Federal Reserve System, the State of Florida, and the FDIC.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Loans that mature in one year or less equaled approximately $286 million at September 30, 2005, and investment security repayments are expected to total approximately $7.1 million over the next year.

The liability portion of the balance sheet provides liquidity through deposits to various customers' interest-bearing and noninterest-bearing deposit accounts, brokered and internet certificated of deposit. At September 30, 2005, the bank had funds available through the purchase of federal funds from correspondent commercial banks up to an aggregate of $29.4 million; the Company had $4.9 million available through a separate line with a commercial bank. The Bank also has available a credit line with the Federal Home Loan Bank of Atlanta of up to 15% of assets (approximately $128 million) of which $68 million is available and unused. At September 30, 2005, the bank had unused collateral totaling approximately $23 million, thus limiting the advances potentially available to that amount.

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

                         FLORIDA COMMUNITY BANKS, INC.
                               September 30, 2005

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

Regulatory authorities are placing increased emphasis on the maintenance of adequate capital. In 1990, new risk-based capital requirements became effective. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which consists of common equity less goodwill plus qualifying Trust Preferred securities issued, amounted to $76.7 million at September 30, 2005. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components are referred to as Total Risk-Based capital and was $86.6 million at September 30, 2005.

The Company's current capital positions exceed the "well-capitalized" regulatory guidelines. Management has reviewed and will continue to monitor the Company's asset mix and the loan loss allowance, which are the areas determined to be most affected by these capital requirements.


RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 and 2004

Summary

Net earnings of the Company for the three months ended September 30, 2005, totaled $4,917,310 compared to $2,999,731 for the same period in 2004, representing a 63.9% increase. The increase was due principally to a $2.7 million increase in net interest income. As explained more fully below, the increase in net interest income was due to the increase in loan volume.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's income. Net interest income during the three months ended September 30, 2005, increased $2.7 million (63.9%) from the same period in 2004. This increase was due primarily to an increase in loan interest of $4.6 million or 48.2% from the same period in 2004. Loans increased $84.4 million this quarter, compared to $14.5 million last year, plus interest rates are up approximately 275 basis points from June 2004. Interest expense increased $2.3 million or 100%, compared to the same period last year; higher volumes and rates across the board; but primarily increases in money market and certificate of deposits, contributed to the overall increase. During the third quarter of 2005, earning assets averaged $776.9 million compared to $570.2 million during the third quarter in 2004, with loans averaging $192.8 million higher. Interest-bearing liabilities averaged $612.6 million during the third quarter of 2005 compared to $444.1 million in 2004; certificate of deposits averaged $86.4 million higher, savings and money market accounts $34.9 million higher and borrowed funds were $23.4 million higher.

                         FLORIDA COMMUNITY BANKS, INC.
                               September 30, 2005

The Company had a significant amount of loans that during the period 2003 thru June 2004, when rates reached historic lows, were at their contractual "floored" rates. These loans did not start re-pricing until rates increased an average of 225 basis points. Therefore, with the Federal Reserve increasing the federal funds rate eleven times (275 basis points) since June 2004, the cost of funds rose faster as a percentage than interest income; however, the volume of new loans going on at higher rates was sufficient to increase the net interest margin (third quarter 2005 was 5.91% compared to 5.82% during the third quarter in 2004). With almost every loan now above their "floor" rate, each increase in the prime rate increases the loan rates correspondingly.


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

During the third quarter of 2005, the Company provided $32,000 to increase the allowance for loan losses to $9.9 million. During the third quarter of 2004 the provision for loan losses was adversely impacted by the effect of four hurricanes that struck Florida. In response to the potential loan losses caused by the hurricane related, deteriorating financial condition of the Company's borrowers, management undertook a review of the entire loan portfolio and determined that several loans needed to be downgraded and the allowance for loan losses increased accordingly; the Company provided $750,000 to increase the allowance for loan losses to $9.2 million. Loans recoveries exceeded charge-offs by approximately $20 thousand for the three months ended September 30, 2005, and $48 thousand during the third quarter of 2004. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was 1.34% at September 30, 2005, compared to 1.80% at September 30, 2004.

Noninterest Income

Noninterest income for the three months ended September 30, 2005, was $847 thousand compared to $659 thousand for the same period of 2004, an increase of $189 thousand (28.6%). The increase was primarily due to an increase in secondary market loan fees of $105 thousand and service charges on deposits of $53 thousand.

Noninterest Expenses

Noninterest expenses for the three months ended September 30, 2005, were $3.3 million reflecting a 13.2% increase from the same period of 2004. The primary components of noninterest expenses are salaries and employee benefits, which increased $213 thousand for the three months ended September 30, 2005, compared to the same period in 2004; the increase was due to increased salaries and bonus accruals. Occupancy costs, during this same period, increased by approximately $98 thousand due to increases in real estate tax accruals, property insurance, depreciation and repairs and maintenance expenses. Other expenses increased $80 thousand due to increases in data processing expenses, professional fees, banking assessments and fees etc.

                         FLORIDA COMMUNITY BANKS, INC.
                               September 30, 2005

Income Taxes

The provision for income taxes of $3.1 million for the three months ended September 30, 2005, increased $1.3 million compared to the same period of 2004, due to higher taxable earnings. The effective tax rate for both periods is more than the statutory federal rate principally because of state income taxes, net of the federal tax benefit.

Nine Months Ended September 30, 2005 and 2004

Summary

Net earnings of the Company for the nine months ended September 30, 2005, totaled $13,698,646 compared to $9,051,298 for the same period in 2004, representing a 51.3% increase. The increase was due principally to loan growth, which generated higher interest and fees than a year ago. Growth in noninterest bearing checking deposits and lower cost interest bearing deposits like money market, savings and NOW accounts, contributed greatly to keeping the cost of funds down. Asset quality has been excellent, with very little in the way of charge-offs and as a result we have only made a small provision to the allowance for loan losses so far in 2005. We have seen good growth in our noninterest income and have kept the noninterest expense growth down to a minimum.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Net interest income during the nine months ended September 30, 2005, increased $6.8 million (31.0%) from the same period in 2004. This increase was due primarily to an increase of $10.6 million (38.7%) in loan income and $1.05 million (87.8%) in investment income, which was reduced by increases in interest expense on deposits of $4.0 million (76.8%) and interest expense on borrowed funds of $897 thousand (58.8%). Both loans and deposits experienced increased volume. Earning assets averaged $719.5 million during the first nine months of 2005 compared to $542.3 million in 2004, with the increase due to loans which increased $160.3 million and investments and fed funds sold which increased $17.2 million. Average interest-bearing liabilities increased from $437.4 million during the third quarter of 2004 to $566.5 million during the same period in 2005. Interest bearing checking accounts (money market and NOW accounts) averaged $36.8 million higher in 2005 compared to the same period in 2004 reflecting an increase of 30.0%; certificates of deposit averaged $61.2 million higher, increasing 26.3%. Noninterest bearing checking averaged $39.4 million higher, increasing 43.6%.

The Company was in an asset sensitive position during 2005 and 2004 with a larger dollar amount of interest-earning assets subject to re-pricing than interest-bearing liabilities. Management believes that this a good position to be in, particularly in a rising rate environment. With the Federal Reserve raising rates 275 basis points since June 2004, almost all of the variable rate loans have re-priced above their floor rates and will increase with every increase going forward. If rates were to fall, the floor rates would help to protect the Company's net interest margin from dropping too fast. As of September 30, 2005, the Company's year-to-date net interest margin was 5.38%, down slightly from 5.43% at September 30, 2004.

                         FLORIDA COMMUNITY BANKS, INC.
                               September 30, 2005

Provision for Loan Losses

The  provision  for loan losses was $32,000 for the nine months ended  September
30, 2005 and $1,250,000 for the comparable period in 2004. The level of non-performing loans declined significantly (from $9.8 million to $3.1 million) during the period from December 31, 2004 to September 30, 2005 and the loan loss provision was reduced accordingly. For the nine months of 2005, the Company had net recoveries of $108 thousand compared to net charge-offs of $88 thousand during the same period in 2004.


Noninterest Income

Noninterest income for the nine months ended September 30, 2005, was $2.8 million compared to $2.5 million for the same period of 2004, an increase of 10.7% (2004's income included a $415 thousand gain from the sale of a fixed asset compared to a $21 thousand gain in 2005). Without the effect of the gains, noninterest income actually increased 31.6%, with a 90.9% ($359 thousand) increase in secondary market loan fees, a 45.0% ($179 thousand) increase in check cashing fees and a 7.45% ($84 thousand) increase in service charges on deposits.

Noninterest Expenses

Noninterest expenses for the nine months ended September 30, 2005, totaled $9.4 million reflecting a 6.4% increase from the same period of 2004. The primary components of noninterest expenses are salaries and employee benefits, which increased $22 thousand for the nine months ended September 30, 2005, compared to the same period in 2004. A component of salaries expense is salaries and benefits that are deferred when a new loan is booked (resulting in a credit to the expense); this deferral increased $218 thousand over 2004, which contributed to the minimal increase in total salaries and benefits year over year. Occupancy expenses (depreciation, taxes, insurance, electricity, etc) increased 16.5% ($212 thousand); with part of the increase related to the opening of our newest branch in Cape Coral in January 2005 and the other part to bank growth. Other expenses (advertising and promotion expenses, professional fees, assessment fees, data processing expenses, other real estate owned expenses, etc.) were 19.3% ($328 thousand) higher, again due to overall bank growth.

Income Taxes

The provision for income taxes of $8.6 million for the nine months ended September 30, 2005, increased $3.1 million compared to the same period of 2004, due to higher pre-tax income. The effective tax rate for both periods is more than the statutory federal rate principally because of state income taxes, net of the federal tax benefit.

Other Accounting Issues

In December 2003, the Financial Accounting Standards Board ("FASB") revised previously issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement. This statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. This statement retains the

                         FLORIDA COMMUNITY BANKS, INC.
                               September 30, 2005

disclosure requirements contained in FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The provisions of this statement are effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this statement are effective for interim periods beginning after December 15, 2003. The adoption of the provisions of this revised statement did not have a material effect on the Company's operating results or financial position.

In December 2003, the FASB revised previously issued Financial Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities, FIN No. 46R which clarifies the application of Accounting Research Bulletin ("ARB") 51, Consolidated Financial Statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The reporting and disclosure requirements of this Interpretation are effective for all financial statements of public companies for the first period ending after December 15, 2003, and for all other types of entities for periods ending after March 15, 2004. The adoption of this interpretation did not have a material impact on the Company's consolidated financial statements.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, which addresses the accounting for differences between contractual cash flows and expected cash flows for loans acquired in a transfer when those differences are attributable at least in part to a decline in credit quality. The scope of SOP 03-3 includes loans where there is evidence of deterioration in credit quality since origination, and includes loans acquired individually, in pools or as part of a business combination. Under SOP 03-3, the difference between expected cash flows and the purchase price is accreted as an adjustment to yield over the life. The Company does not expect the application of SOP 03-03 to have a material impact on our consolidated financial position or results of operations.

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on the remaining portions of EITF 03-01, The Meaning of Other-Than-Temporary Impairment and It's Application to Certain Investments, effective for the first fiscal year or interim period beginning after June 15, 2004. EITF 03-01 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (1) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment, and (2) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's cost and its fair value. Certain disclosure requirements of EITF 03-01 were adopted in 2003 and the Company began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In June 2005, the FASB decided not to provide

                         FLORIDA COMMUNITY BANKS, INC.
                               September 30, 2005

additional guidance on the meaning of other-than-temporary impairment, but directed the staff to issue proposed FSP EITF 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1 as final. The final FSP (retitled FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments clarifies that impairment loss should be recognized no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The statement will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company does not expect this implementation to have a material effect on the results of the Company.

In March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 105, Application of Accounting Principles to Loan Commitments. SAB 105 requires that the fair value measurement of mortgage loan commitments, which are derivatives, exclude any expected future cash flows related to the customer relationship or servicing rights. The guidance in SAB 105 must be applied to mortgage loan commitments entered into after March 31, 2004. The impact on the Company is not material given the declines in mortgage banking volume, but could be in the future. The impact is primarily the timing of when gains should be recognized in the financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) entitled Share-Based Payment ("SFAS No. 123R") that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. This Statement eliminates the alternative to use Opinion 25's intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally  resulted in  recognition  of no  compensation  cost.  This  statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). Recognition of that compensation cost helps users of financial statements to better understand the economic transactions affecting an entity and to make better resource allocation decisions. On April 21, 2005, the SEC amended Rule 4-01(a) of Regulation S-X regarding the compliance date for SFAS No. 123(R) so that the effective date is delayed to January 1, 2006. The Company is currently evaluating the provisions of SFAS No. 123R and will adopt it on January 1, 2006.

On December 16, 2004, The FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29. SFAS No. 153 amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance when the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Management does not believe that the adoption of this standard will have a material impact on the financial condition or the results of operations of the Company.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements--An Amendment of APB Opinion No. 28. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. It applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 eliminates the requirement in APB Opinion No. 20 to include the cumulative effect of changes in accounting principle in the income statement

                         FLORIDA COMMUNITY BANKS, INC.
                               September 30, 2005

in the period of change. Instead, to enhance the comparability of prior period financial statements, SFAS No. 154 requires that changes in accounting principle be retrospectively applied. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. The cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments are recorded to opening retained earnings. Each period presented is adjusted to reflect the period-specific effects of applying the change. Although retrospective application is similar to restating prior periods, SFAS No. 154 gives the treatment a new name to differentiate it from restatement for the correction of an error. Only direct effects of the change will be included in the retrospective application; all indirect effects will be recognized in the period of change. If it is impracticable to determine the cumulative effect for all prior periods, the new accounting principle should be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.



              [The remainder of this page intentionally left blank]

                         FLORIDA COMMUNITY BANKS, INC.
                               September 30, 2005

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

As of September 30, 2005, the Company's simulation analysis indicated that the Company is at greatest risk in a sudden decreasing interest rate environment. This analysis assumes that rates will change suddenly on a specific date. Management believes however, that interest rates will continue to increase over the next three months or so and then level off; but the Federal Reserve could continue their "measured pace" increases even further into 2006 if inflation is still a concern. In any event, management believes that the Company's net interest margin should increase with every rate increase going forward and would hold up fairly well if rates were to decline. The table below depicts the results of the simulation assuming a one and two percent decrease and increase in market interest rates.

              [The remainder of this page intentionally left blank]

                         FLORIDA COMMUNITY BANKS, INC.
                               September 30, 2005


                                                             Estimated Fair Value of Financial Instruments
                                                   ----------------------------------------------------------------
                                                       Down              Up             Down               Up
                                                     1 Percent        1 Percent       2 Percent         2 Percent
                                                   ------------    -------------    -------------    --------------
                                                                        Dollars in Thousands
Interest-earning Assets:
   Loans.........................................  $    748,222    $     743,640    $     750,255    $      741,088
   Federal funds sold and cash equivalents.......         3,294            3,258            3,313             3,239
   Securities....................................        63,346           60,686           64,402            59,038
                                                   ------------    -------------    -------------    --------------
     Total Interest-earning Assets...............       814,862          807,584          817,970           803,365
                                                   ------------    -------------    -------------    --------------

Interest-bearing Liabilities
   Deposits - Savings and demand.................       212,329          209,215          213,886           207,658
   Deposits - Time...............................       352,624          347,842          355,014           345,452
   Other borrowings..............................        85,875           83,277           87,174            81,978
                                                   ------------    -------------    -------------    --------------
     Total Interest-bearing Liabilities..........       650,828          640,334          656,074           635,088
                                                   ------------    -------------    -------------    --------------

Net Difference in Fair Value.....................  $    164,034    $     167,250    $     161,896    $      168,277
                                                   ============    =============    =============    ==============

Change in Net Interest Income....................  $     (1,951)   $       1,920    $      (3,933)   $        3,798
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

                          FLORIDA COMMUNITY BANKS, INC.
                               September 30, 2005


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


Item 5 - Other Information

In October 2005, the Company declared a stock split and issued 1.2 shares for each share outstanding of the Company's common stock. The effect of this stock split has been retroactively reflected in the Company's consolidated financial statements. All references to weighted average shares outstanding and per share amounts included in the consolidated financial statements and accompanying notes reflect the stock split and its retroactive effect.



              [The remainder of this page intentionally left blank]

                         FLORIDA COMMUNITY BANKS, INC.
                               September 30, 2005

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

                         FLORIDA COMMUNITY BANKS, INC.
                               September 30, 2005


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



By:  /s/ Stephen L. Price                             11/04/2005
   ---------------------------------------------     ---------------------------
    Stephen L. Price                                  Date
    President, Chief Executive Officer
    and Chairman of the Board of Directors



     /s/ Guy W. Harris                                11/04/2005
   ---------------------------------------------     ---------------------------
     Guy W. Harris                                     Date
     Chief Financial Officer

Exhibit 11 - Statements Re: Computation of Per Share Earnings


                          FLORIDA COMMUNITY BANKS, INC.

                    COMPUTATION OF EARNINGS PER COMMON SHARE



The following tabulation presents the calculation of basic and diluted earnings per common share for the three-month and nine-month periods ended September 30, 2005 and 2004. Average shares outstanding have been retroactively adjusted on an equivalent share basis for the effects of the stock dividends and splits as discussed in the notes to the financial statements.



                                                                Three Months                   Nine Months
                    Ended September 30, Ended September 30,
                              2005 2004 2005 2004

Basic Earnings Per Share:
   Net income....................................    $   4,917,310    $   2,999,731   $  13,698,646  $    9,051,298
                                                     =============    =============   =============  ==============

   Earnings on common shares.....................    $   4,917,310    $   2,999,731   $  13,698,646  $    9,051,298
                                                     =============    =============   =============  ==============

   Weighted average common shares
     outstanding - basic.........................        5,493,517        5,423,593       5,466,905       5,418,667
                                                     =============    =============   =============  ==============

   Basic earnings per common share...............    $        0.90    $        0.55   $        2.51  $         1.67
                                                     =============    =============   =============  ==============

Diluted Earnings Per Share:
   Net income....................................    $   4,917,310    $   2,999,731   $  13,698,646  $    9,051,298
                                                     =============    =============   =============  ==============

   Weighted average common shares
     outstanding - diluted.......................        5,556,715        5,490,490       5,530,231       5,480,868
                                                     =============    =============   =============  ==============

   Diluted earnings per common share.............    $        0.88    $        0.55   $        2.48  $         1.65
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



Date:  11/04/2005                       By: /s/ Stephen L. Price
      ----------------                    -------------------------------------
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



Date: 11/04/2005                     By:  /s/ Guy W. Harris
     -----------------                 -----------------------------------------
                                          Guy W. Harris
                                          Chief Financial Officer

EXHIBIT 32.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with Florida Community Banks, Inc.'s ("Company") Quarterly Report on Form 10-Q for the period ended September 30, 2005 ("Report"), each of the undersigned certify that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:   11/04/2005                     By:   /s/ Stephen L. Price
       ------------                      ---------------------------------------
                                         Stephen L. Price
                                         President, Chief Executive Officer
                                         and Chairman of the Board of Directors



EXHIBIT 32.2

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with Florida Community Banks, Inc.'s ("Company") Quarterly Report on Form 10-Q for the period ended September 30, 2005 ("Report"), each of the undersigned certify that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





Date:   11/04/2005                     By:   /s/ Guy W. Harris
       ------------                      ---------------------------------------
                                         Guy W. Harris
                                         Chief Financial Officer