Form 10-K
period 2005-12-31
FLORIDA COMMUNITY BANKS INC
filed 2006-03-15
CIK 1170902

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-K
(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the Fiscal Year Ended December 31, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the transition period from ________ to ________
                         Commission File No. 000-1170902

                          Florida Community Banks, Inc.
             (Exact name of registrant as specified in its charter)

         Florida                                          35-2164765
-------------------------------               --------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)

1400 North 15th Street, Immokalee, Florida               34142-2202
------------------------------------------         -----------------------
  Address of principal executive offices)           (Including zip code)

                                 (239) 657-3171
                (Issuer's Telephone Number, Including Area Code)

              SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:

                                                        Name of each exchange
           Title of each class                           on which registered
                 None                                            None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, $0.01 Par Value
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and(2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check
One):

Large accelerated filer  |_|  Accelerated filer |X|   Non-accelerated filer  |_|

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).            Yes |_| No |X|

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2005, was approximately $100,918,350.

The number of shares of the Registrant's common stock, $0.01 par value, outstanding on March 10, 2006, was 5,493,141.

                       Document Incorporated by Reference

This statement has not been reviewed or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation.

Certain information required for Part III of this report is incorporated herein by reference to the Proxy Statement for the 2006 Annual Meeting of the Company's stockholders

                          FLORIDA COMMUNITY BANKS, INC.

                          2005 Form 10-K Annual Report


                                TABLE OF CONTENTS


    Item Number                                                                                         Page or
   in Form 10-K                                          Description                                    Location


   PART I

   Item 1.            Business...................................................................            3

   Item 1A.           Risk Factors...............................................................            8

   Item 1B.           Unresolved Staff Comments..................................................           10

   Item 2.            Properties.................................................................           10

   Item 3.            Legal Proceedings..........................................................           10

   Item 4.            Submission of Matters to a Vote of Security Holders........................           10

   PART II

   Item 5.            Market for the Registrant's Common Equity and Related
                      Shareholder Matters........................................................           11

   Item 6.            Selected Financial Data....................................................           12

   Item 7.            Management's Discussion and Analysis of Financial
                      Condition and Results of Operations........................................           13

   Item 7A.           Quantitative and Qualitative Disclosures About Market Risk.................           13

   Item 8.            Financial Statements and Supplementary Data................................           35

   Item 9.            Changes in and Disagreements with Accountants on Accounting
                      and Financial Disclosure...................................................           81

   Item 9A.           Controls and Procedures....................................................           81

   Item 9B.           Other Information..........................................................           82

   PART III

   Item 10.           Directors, Executive Officers, Promoters and Control Persons;
                      Compliance with Section 16(a) of the Exchange Act..........................           82

   Item 11.           Executive Compensation.....................................................           82

   Item 12.           Security Ownership of Certain Beneficial Owners and Management.............           82

   Item 13.           Certain Relationships and Related Transactions.............................           82

   Item 14.           Principal Accountant Fees and Service......................................           82

   PART IV

   Item 15.           Exhibits and Financial Statements Schedules................................           83

   Signatures

   Certification of Periodic Financial Reports


                                     PART I


ITEM 1.    BUSINESS

General

     Florida Community Banks, Inc. ("FCBI" or the "Company") is a bank holding company, which owns all of the common stock of Florida Community Bank ("Bank" or "FCB") and a special purpose business trust organized to issue Trust Preferred Securities. The special purpose business trust is not consolidated in the financial statements that are included elsewhere herein. FCBI is a Florida corporation registered with the Board of Governors of the Federal Reserve System as a bank holding company under the Bank Holding Company Act of 1956, as amended. Through its subsidiary bank, FCBI is engaged in the commercial banking business in southwestern Florida with offices in Collier, Lee, Hendry, Glades and Charlotte counties. At December 31, 2005, FCBI had total assets of approximately $907 million, total deposits of approximately $737 million and stockholders' equity of approximately $70 million.

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

         The Company employs approximately 164 persons and it believes that its relationship with these employees is good.

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

Facilities

     The Bank's main office in Immokalee, Florida was purchased in 1962. At December 31, 2005, the Bank operated ten branch offices, with a new Valencia office scheduled to open in late 2006 or early 2007, replacing the branch that is currently in a convenience store (in the same area). The Bank hopes to open at least three new branches in 2007. The Lehigh Acres branch was acquired in 1996 as a result of the acquisition of Tri-County Bank of Lehigh Acres. The Golden Gate branch operates in a facility leased in 1997, on a month-to-month basis, with adjustments made annually to the lease cost based on the Consumer Price Index. The LaBelle branch was acquired as a result of the acquisition of Hendry County Bank by merger in 1998. The land for the Port Charlotte branch was purchased in 1998 and the branch opened in 1999 after construction was completed. The facility for the Ft. Myers branch is leased for 15 years (with renewal options after that period) and opened in 2000. The Bank owns the Punta Gorda branch and the underlying land is subject to a 99-year lease, which commenced in 2000. Land for a second Cape Coral branch was purchased in 2003 and the branch opened operations in January 2005. All of the branch facilities are in good condition.

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

The Sarbanes-Oxley Act provides for, among other things:

          o a prohibition on personal loans made or arranged by the issuer to its directors and executive officers (except for loans made by a bank subject to Regulation O);

          o    independence requirements for audit committee members;

          o    independence requirements for company auditors;

          o certification of financial statements on Forms 10-K and 10-Q, reports by the chief executive officer and chief financial officer;

          o the forfeiture by the chief executive officer and the chief financial officer of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by such officers in the twelve month period following the initial publication of any financial statements that later require restatement due to corporate misconduct;

          o    disclosure of off-balance sheet transactions;

          o    two-business day filing requirements for insiders filing Form 4s;

          o disclosure of a code of ethic for financial officers and filing a Form 8-K for a change in or waiver of such code;

          o the reporting of securities violations "up the ladder" by both in-house and outside attorneys;

          o restrictions on the use of non-GAAP financial measures in the press release and SEC filings;

          o    the formation of a public accounting oversight board; and

          o various increase criminal penalties for violations of securities laws.

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

Available Information

     The Company presently maintains an internet website located at www.floridacommunitybank.net on which, among other things, the Company makes available, free of charge, select reports that it files with the Securities and Exchange Commission.

     Also, paper copies of the Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and a copy of the Company Code of Ethics as adopted and filed with the Securities and Exchange Commission are available at no charge because all reports are currently not on the Company's website. Those who would like a paper copy should contact Guy W. Harris, Chief Financial Officer, Florida Community Banks, Inc., 1400 North 15th Street, Immokalee, Florida 34142. Currently periodic reports are filed with the Securities and Exchange Commission (including Form 10-Ks, Form 10-Qs, Proxy Statements, etc.). These periodic reports are filed electronically via EDGAR and they can be reviewed at the Securities and Exchange Commission's website: www.sec.gov.

ITEM 1A.   RISK FACTORS

Industry Factors

     The commercial banking business can be affected by general business and economic conditions. Our business and earnings are affected by conditions that include short-term and long-term interest rates, inflation, money supply, fluctuations in both debt and equity capital markets and the strength of the U.S. and local economy. The local economy can be affected by weather conditions that include but are not limited to tropical storms, hurricanes and below freezing temperatures. For example, an economic downturn that suddenly decreased property values, caused an increase in unemployment, or other events that negatively impact household and/or corporate customers could decrease ability to pay interest or principal on loans or cause a decrease in the demand for the Company's products and services.

     The fiscal and monetary policy of the Board of Governors of the Federal Reserve System can significantly affect the earnings of the Company. The Federal Reserve generally sets the cost of funds for lending and investing and the return we earn on loans and investments, which in turn has an impact on our net interest margin. The rate policy can also affect the value of financial instruments we hold such as debt securities. The Federal Reserve policy is hard to predict and beyond the control of the Company.

     The Company is subject to extensive governmental regulation. The regulations are designed for the protection of the depositors, federal deposit insurance funds, federal crimes prevention and the banking system as a whole. Federal and state law limits the Company's ability to declare and pay dividends. Also, failure to comply with laws, regulations or policies could result in sanctions by the regulatory agencies and damage to our reputation. Changes to regulations, including changes in interpretation or implementation of statures, regulations or policies can have a substantial and unpredictable effect on the Company, refer to the discussions in Item 1 - Business and Note 11 - Regulatory Capital.

Company Factor

     There is no established trading market for the Company's stock, and there can be no assurance that a trading market will develop during the near future. See Item 5 - Market For The Registrants Common Equity And Related Shareholder Matters.

     The Company continuously is adapting to changes to mitigate risks that challenge the success of the business. If the Company were unable to fully adjust to any specific risk, or make changes imposed by the risk environment, it could have an effect on financial performance. The Company competes, and will continue to compete, with well established banks, credit unions, insurance companies and other financial institutions, some of which have greater resources and lending limits than the Company. Some of these competitors may also provide certain services that the Company does not provide.

     If a significant number of loans are not repaid, it would have an adverse effect on our earnings and overall financial condition. Like all financial institutions, we maintain an allowance for loan losses to provide for losses inherent in the loan portfolio. The allowance for loan losses reflects our management's best estimate of probable losses in the loan portfolio at the relevant balance sheet date. This evaluation is primarily based upon a review of our and the banking industry's historical loan loss experience, known risks contained in the loan portfolio, composition and growth of the loan portfolio, and economic factors. However, the determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. As a result, our allowance for loan losses may not be adequate to cover actual losses, and future provisions for loan losses may adversely affect our earnings.

     A significant portion of our loan portfolio consists of mortgages secured by real estate located in the Charlotte/Hendry/Glades/Collier/Lee County markets. Real estate values and real estate markets are generally affected by, among other things, changes in national, regional or local economic conditions; fluctuations in interest rates and the availability of loans to potential purchasers; changes in the tax laws and other governmental statutes, regulations and policies; and acts of nature. If real estate prices decline in any of these markets, the value of the real estate collateral securing our loans could be reduced. Such a reduction in the value of our collateral could increase the number of non-performing loans and adversely affect our financial performance.

     Our success is largely dependent on the personal contacts of our officers and employees in our market areas. If we lose key employees, temporarily or permanently, our business could be hurt. We could be particularly hurt if our key employees went to work for our competitors. Our future success depends on the continued contributions of our existing senior management personnel, including our President and Chief Executive Officer Stephen L. Price and our market area Presidents.

     Our directors, if acting together, will be able to significantly influence all matters requiring approval by our shareholders, including elections of directors and the approval of mergers or other business combination transactions. Our executive officers and directors own approximately

1,358,000 shares, representing approximately 25% of the total number of shares outstanding. The interest of these shareholders may differ from the interests of our other shareholders, and these shareholders, acting together, will be able to influence all matters requiring approval by shareholders. As a result, these shareholders could approve or cause us to take actions of which you may disapprove or that may be contrary to your interests and those of other investors.

     Our primary market areas are Charlotte/Hendry/Glades/Collier/Lee Counties, Florida. The banking business in these areas is extremely competitive, and the level of competition facing us following our expansion plans may increase further, which may limit our asset growth and profitability. Each of our subsidiary banks experiences competition in both lending and attracting funds from other banks, savings institutions, and non-bank financial institutions located within its market area, many of which are significantly larger institutions. Non-bank competitors competing for deposits and deposit type accounts include mortgage bankers and brokers, finance companies, credit unions, securities firms, money market funds, life insurance companies and the mutual funds industry. For loans, we encounter competition from other banks, savings associations, finance companies, mortgage bankers and brokers, insurance companies, small loan and credit card companies, credit unions, pension trusts and securities firms.

         We have the power to issue common stock without shareholder approval, up to the number of authorized shares set forth in our Articles of Incorporation. Our Board of Directors may determine from time to time a need to obtain additional capital through the issuance of additional shares of common stock or other securities, subject to limitations imposed by the Federal Reserve Board. There can be no assurance that such shares can be issued at prices or on terms better than or equal to the terms obtained by our current shareholders. The issuance of any additional shares of common stock by us in the future may result in a reduction of the book value or market price, if any, of the then-outstanding common stock. Issuance of additional shares of common stock will reduce the proportionate ownership and voting power of our existing shareholders.

     Pursuant to our Articles of Incorporation, we have the authority to issue additional series of preferred stock and to determine the designations, preferences, rights and qualifications or restrictions of those shares without any further vote or action of the shareholders. The rights of the holders of our common stock will be subject to, and may be materially adversely affected by, the rights of the holders of any preferred stock that may be issued by us in the future.

     Our shares of common stock are not deposits, savings accounts or other obligations of us, our subsidiaries or any other depository institution, are not guaranteed by us or any other entity, and are not insured by the Federal Deposit Insurance Corporation or any other governmental agency.

     We may need to incur additional debt or equity financing in the near future to fund future growth and meet our capital needs. We cannot assure you that such financing will be available to us on acceptable terms or at all. If we are unable to obtain future financing, we may not have the resources available to fund our planned growth.

     Additional risk factors could have a negative impact on the Company and its performance. Many of these factors are general economic and financial market conditions, competition, consolidation of the financial services industry, litigation, regulatory actions and operating conditions.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

         For the description of the property of the Company, see "ITEM I - BUSINESS - Facilities."

ITEM 3.    LEGAL PROCEEDINGS

         There are no material proceedings to which the Company is a party.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2005.

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

     In October 2005, the Company issued 1.2 shares for 1.0 share stock split, thereby increasing the number of shares outstanding from 4,519,321 to 5,423,185.

     Management has reviewed the limited information available as to the ranges at which the Common Stock has been sold and is aware of trades that occurred during 2004 and 2005. To the best of management's knowledge, the last trade in December was executed at a price of $28.50 per share. The per share price data regarding the Common Stock is provided for information purposes only and should not be viewed as indicative of the actual or market value of the Common Stock.


                                                                                           Estimated Price
                                                                                            Range Per Share
                                                                                        High               Low
2005 (Split Adjusted):
   First Quarter.................................................................   $       22.50    $       21.88
   Second Quarter................................................................           24.58            19.10
   Third Quarter.................................................................           26.67            25.21
   Fourth Quarter................................................................           28.50            26.00

2004 (Split Adjusted):
   First Quarter.................................................................   $       20.83    $       17.19
   Second Quarter................................................................           19.44            18.75
   Third Quarter.................................................................           20.83            19.44
   Fourth Quarter................................................................           21.46            20.16

     As of March 10, 2006, there were 5,493,141 shares of Common Stock outstanding held by approximately 980 shareholders of record.

     The payment of future dividends will be at the sole discretion of the Company's Board of Directors and will depend on, among other things, future earnings, capital requirements, the general financial condition of the Company, and general business conditions. The Company paid dividends of $.21 per share (split-adjusted) in the second and fourth quarter of 2005, $0.18 per share
(split-adjusted) in the second and fourth quarters of 2004, $0.15 per share (split-adjusted) in the fourth quarter of 2003.

Equity compensation plan

     At their Annual Meeting, the Bank's shareholders adopted the 2002 Key Employee Stock Compensation Program ("Employee Program"), which was assumed by FCBI upon its acquisition of the Bank. The following table reflects the number of shares to be issued upon the exercise of options granted under the Employee Program, the weighted-average exercise price of all such options, and the total number of shares of common stock reserved for the issuance upon the exercise of authorized, but not-yet-granted options, as of December 31, 2005.


                                                                                         Number of Equity Securities
                                     Number of Securities to be    Weighted-average        Remaining Available for
                                      Issued Upon the Exercise    Exercise Price of         Future Issuance Under
            Plan Category              of Outstanding Options     Outstanding Options     Equity Compensation Plan
------------------------------------  ------------------------  ----------------------  ---------------------------

Equity Compensation Plans
   Approved by Shareholders.........            161,474              $       14.68                   46,461
Equity Compensation Plans
   Not Approved by Shareholders.....                 --                         --                       --
                                           ------------              -------------              -----------

   Total............................            161,474              $       14.68                   46,461
                                            ===========              =============              ===========

                                       11

ITEM 6.    SELECTED FINANCIAL DATA

     The following table presents on a historical basis selected financial data and ratios for the Company. All averages are daily averages.

                                                                          Years Ended December 31,
                                                       ------------------------------------------------------------
                                                           2005         2004        2003        2002        2001
                                                       ----------    ---------   ---------   ----------  ----------
                                                                (Dollars in thousands except per share data)

Earnings Summary:
   Interest income...................................  $   57,858    $  39,584   $  33,520   $   31,266  $   27,903
   Interest expense..................................      17,385        9,200      10,081       11,787      12,018
   Net interest income...............................      40,473       30,384      23,439       19,479      15,885
   Provision for loan losses.........................       1,762        1,971       1,700        2,510         720
   Net interest income after provision for loan losses     38,711       28,413      21,739       16,969      15,165
   Noninterest income................................       3,844        3,774       2,729        2,320       1,699
   Noninterest expense...............................      12,933       12,251      10,980        9,020       8,226
   Income before income taxes........................      29,622       19,936      13,488       10,269       8,638
   Income taxes expense..............................      11,404        7,694       5,091        3,851       3,292
   Net income........................................      18,218       12,242       8,397        6,418       5,346

Per Common Share Data:
(Retroactively adjusted for effects of stock
  dividends and stock splits)
   Net income - basic ...............................  $     3.33    $    2.26   $    1.56   $    1.19   $    0.99
   Net income - diluted..............................        3.29         2.23        1.54        1.18        0.99
   Cash dividends declared per common share..........        0.42         0.35        0.15        0.20        0.40

Selected Average Balances:
   Total assets......................................  $  791,418    $ 588,771   $ 513,583   $  446,318  $  324,188
   Total loans.......................................     670,885      490,521     425,278      370,062     255,294
   Securities........................................      70,213       43,567      32,618       41,106      40,418
   Earning assets....................................     750,433      552,930     486,643      426,374     307,524
   Deposits..........................................     640,504      483,135     411,084      366,632     271,431
   Long-term borrowings..............................      70,912       50,762      55,660       41,701      17,478
   Shareholders' equity..............................      62,280       48,365      38,867       32,025      28,009
   Shares outstanding (split adjusted, in thousands).       5,476        5,419       5,396        5,396       5,396

Selected Period-End Balances:
   Total assets......................................  $  907,082    $ 660,864   $ 525,508   $  521,758  $  388,061
   Total loans.......................................     791,609      552,509     437,593      416,414     318,666
   Securities........................................      66,242       74,265      38,938       36,524      35,001
   Earning assets....................................     863,042      627,722     491,153      498,509     364,012
   Deposits..........................................     737,256      520,585     423,284      423,935     317,861
   Long-term borrowings..............................      70,334       70,310      50,332       60,349      37,580
   Shareholders' equity..............................      70,076       52,928      42,086       34,464      29,139
   Shares outstanding (split adjusted, in thousands).       5,493        5,423       5,396        5,396       5,396

Selected Ratios:
   Return on average equity..........................       29.25 %      25.31%      21.60%      20.04%      19.09%
   Return on average assets..........................        2.30         2.08        1.63        1.44        1.65
   Net interest margin...............................        5.39         5.50        4.82        4.57        5.17
   Allowance for loan losses to loans................        1.46         1.77        1.84        1.52        1.19
   Net charge-offs to average loans..................        0.00         0.05       (0.01)       0.00        0.07
   Average equity to average assets..................        7.87         8.21        7.57        7.18        8.64

Cash Dividends Declared..............................  $    2,289    $   1,883   $     781   $    1,093  $    2,178

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

ITEM 7A.   QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Forward-Looking Statements

     This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, and documents incorporated herein by reference, may contain certain statements relating to the future results of the Company based upon information currently available. These "forward-looking statements" (as defined in Section 21E of The Securities and Exchange Act of
1934) are typically identified by words such as "believes", "expects", "anticipates", "intends", "estimates", "projects", and similar expressions. These forward-looking statements are based upon assumptions the Company believes are reasonable and may relate to, among other things, the allowance for loan loss adequacy, simulation of changes in interest rates and litigation results. Such forward-looking statements are subject to risks and uncertainties some of which are discussed in more detail in Item 1A. Risk Factors, which could cause the Company's actual results to differ materially from those included in these statements. These risks and uncertainties include, but are not limited to, the following: (1) changes in political and economic conditions; (2) interest rate fluctuations; (3) competitive product and pricing pressures within the Company's markets; (4) equity and fixed income market fluctuations; (5) personal and corporate customers' bankruptcies; (6) inflation; (7) acquisitions and integration of acquired businesses; (8) technological changes; (9) changes in law; (10) changes in fiscal, monetary, regulatory and tax policies; (11)
monetary fluctuations; (12) success in gaining regulatory approvals when required; and (13) other risks and uncertainties listed from time to time in the Company's SEC reports and announcements.

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

Summary

     Net income for 2005 was $18,218,031, a 48.8% increase from 2004 net income of $12,241,932. Net income for 2004 was $12,241,932, a 45.8% increase over 2003 net income. Net income for 2003 was $8,396,549, a 30.8% increase over 2002 net income. Net income for 2002 was $6,418,306, a 20.1% increase over 2001 net income. Diluted net income per common share for 2005 was $3.29 compared to $2.23 in 2004 and $1.54 in 2003.

     The increases in net income from 2001 to 2002 were primarily attributable to increased volume of loans, with the resulting increase in interest and fees. In 2001 and 2002, the volume increase in loans more than offset the decrease in loan interest rates as discussed more fully below. The increase from 2002 to 2003 and from 2003 to 2004 was primarily attributable to an increase in the net interest margin as deposit costs decreased more than loan yields decreased. The increase from 2004 to 2005 was primarily attributable to the increase in loan volume combined with an increase in rates.

Earning Assets

     During 2005, earning assets averaged $750 million, an increase of $197 million (35.7%) over 2004. During 2004, earning assets averaged $553 million, an increase of $66 million (13.6%) over 2003. During 2003, earning assets averaged $487 million, an increase of $60 million (14.1%) over 2002.

     The management of the Company considers many criteria in managing earning assets, including creditworthiness, diversification, maturity, and interest rate sensitivity. The following table sets forth the Company's interest-earning assets by category at December 31, in each of the last three years.

                                                                                         December 31,
                                                                           ----------------------------------------
                                                                               2005          2004          2003
                                                                           -----------   -----------    -----------
                                                                                        (In thousands)

Interest-bearing deposits with banks....................................   $     5,003   $       948    $       857
Securities..............................................................        66,242        74,265         38,938
Federal funds sold......................................................           188            --         13,765
Loans:
   Real estate (1)......................................................       748,384       492,966        381,709
   Commercial and other.................................................        43,225        59,543         55,884
                                                                           -----------   -----------    -----------
     Total loans........................................................       791,609       552,509        437,593
                                                                           -----------   -----------    -----------

Interest-earning assets ................................................   $   863,042   $   627,722    $   491,153
                                                                           ===========   ===========    ===========

(1) Real Estate loans included loans held-for-sale.


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

     Average loans increased $180 million (36.8%) in 2005 compared to 2004. The increase in loans was a result of the growth of the bank and the ability to make larger loans as well as the tremendous growth in the real estate construction loan market. Loan growth was again funded primarily by the issuance of broker certificate of deposits, as well as by the growth in the bank's core deposits, namely demand deposits, money market and savings.

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

         The following table sets forth the balances in certain categories of loans at December 31 for each of the five years ending December 31, 2005.

                                                     Loan Portfolio

                                                               December 31,
                            2005                2004                2003              2002               2001
                     -----------------   -----------------   ----------------   ----------------  -----------------
                               Percent             Percent             Percent            Percent           Percent
                      Amount   of Total   Amount  of Total    Amount  of Total  Amount   of Total  Amount  of Total
                     --------  --------  -------  --------   -------- --------  -------  -------- -------- --------
                             (Dollars in Thousands)

Commercial, financial
  and agricultural.  $ 37,309      4.69% $ 51,378     9.26%  $ 45,274   10.31%  $42,876    10.27% $ 38,007    11.92%
Real estate -
  construction.....   467,854     58.81   270,016    48.69    172,890   39.37   140,723    33.70    93,049    29.17
Real estate -
  mortgage.........   280,230     35.22   222,374   40.10     208,819   47.55   220,697    52.84   179,261    56.20
Consumer...........     7,502      0.94     8,086     1.46     10,665    2.43    12,089     2.89     8,481     2.66
Loans held-for-sale       300      0.04       576     0.10        --     0.00        --     0.00        --     0.00
Other..............     2,356      0.30     2,181     0.39      1,487    0.34     1,226     0.30       157     0.05
                     --------  --------  --------  -------   --------  ------   -------  -------  --------  -------
                      795,551    100.00%  554,611   100.00%   439,135  100.00%  417,611   100.00%  318,955   100.00%
                               ========            =======             ======            =======            =======

Unearned income....    (3,942)             (2,102)             (1,542)           (1,197)              (289)
Allowance for loan
  losses...........   (11,523)             (9,791)             (8,067)           (6,319)            (3,803)
                     --------            --------            --------           -------           --------

Net loans..........  $780,086            $542,718            $429,526          $410,095           $314,863
                     ========            ========            ========          ========           ========


     The following table shows the maturity distribution of selected loan classifications at December 31, 2005, and an analysis of those loans maturing in over one year:

                                          Selected Loan Maturity and Interest Rate Sensitivity

                                                                                        Rate Structure for Loans
                                                        Maturity                         Maturing Over One Year
                                                Over One
                                      One         Year         Over                    Predetermined   Floating or
                                    Year or      Through       Five                      Interest      Adjustable
                                     Less      Five Years      Years        Total          Rate           Rate
                                 -----------   -----------  -----------  -----------  -------------  --------------
                                                             (Amounts in thousands)

Commercial, financial
   and agricultural............  $    22,005   $    14,695  $       609  $    37,309  $       6,349  $        8,955
Real estate - construction.....      215,807       226,534       25,513      467,854         45,632         206,415
                                 -----------   -----------  -----------  -----------  -------------  --------------

   Total.......................  $   237,812   $   241,229  $    26,122  $   505,163  $      51,981  $      215,370
                                 ===========   ===========  ===========  ===========  =============  ==============

     For the purposes of this schedule, loans that have reached the fixed contractual floor rate are treated as having a pre-determined interest rate.

Securities Portfolio

     The securities portfolio decreased by $8 million or 10.8% from 2004 to 2005. The securities portfolio increased by $35 million or 90.7% from 2003 to 2004. The securities portfolio increased by $2.4 million or 6.6% from 2002 to 2003. The decrease in the securities portfolio from 2004 to 2005 was as a result of the normal pay downs during the year and the fact that no securities were purchased in 2005. The increase in the securities portfolio from 2003 to 2004 was largely as a result of a $30 million leverage transaction that was put together to better utilize the banks excess capital.

     The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity through borrowings secured by that portfolio. On a daily basis, funds available for short-term investment are determined. Funds available for long-term investment are projected based upon anticipated loan and deposit growth, liquidity needs, pledging requirements, maturities of securities, and other factors. The Company holds two classifications of securities: "Held-to-Maturity" and "Other Investment Securities." Other Investment Securities are carried at cost at year-end 2005, 2004 and 2003. Held-to-Maturity securities are carried at amortized cost and represent the largest portion of the total securities portfolio. At December 31, 2005, 2004 and 2003 there were no material unrealized gains (losses) in the Other Investment Securities. At December 31, 2005, 2004 and 2003, net unrealized gains (losses) in the Held-to-Maturity portfolio amounted to $(1,742,917), ($338,296), and ($456,579), respectively.

     The following table presents the carrying amounts of the securities portfolio at December 31, in each of the last three years.

                              Securities Portfolio

                                                                                      December 31,
                                                                     ----------------------------------------------
                                                                         2005             2004            2003
                                                                     -------------   -------------   --------------
                                                                                     (In thousands)

 Held-to-Maturity:
   U.S. government and agencies.................................     $       1,997   $       1,997   $        1,768
   Mortgage-backed securities...................................            59,036          67,333           33,985
                                                                     -------------   -------------   --------------
     Total Held-to-Maturity.....................................            61,033          69,330           35,753

Other Investment Securities.....................................             5,209           4,935            3,185
                                                                     -------------   -------------   --------------

Total Securities................................................     $      66,242   $      74,265   $       38,938
                                                                     =============   =============   ==============

         The following table indicates the respective maturities and weighted average yields of securities (dollars in thousands):

                      Security Portfolio Maturity Schedule

                                                                       Maturing
                                    -------------------------------------------------------------------------------
                                         Within            After One But           After Five But            After
                                        One Year          Within Five Years        Within Ten Years         Ten Years
                                    -----------------    ---------------------   --------------------   -----------------
                                     Amount     Yield    Amount        Yield     Amount     Yield        Amount    Yield
                                    --------  -------    --------     ------     --------  --------     -------- --------
                                            (Amounts in thousands, except percentages)
Securities Held-to-Maturity

   U.S. Government agencies......   $      --     0.00%  $   1,997      3.55%    $     --     0.00%    $      --    0.00%
   Mortgage-backed securities....          --     0.00          57      5.14        3,076     4.36        55,903     4.16
   Other investment securities...          --     0.00          --      0.00           --     0.00            --     0.00

Other Investment Securities

   U.S. Government agencies......          --     0.00          --      0.00           --     0.00           --      0.00
   Mortgage-backed securities....          --     0.00          --      0.00           --     0.00           --      0.00
   Other investment securities...          --     0.00          --      0.00           --     0.00        5,209      5.27
                                    ---------            ---------               --------              --------

Total Securities.................   $      --     0.00   $   2,054      3.59     $  3,076     4.36     $ 61,112      4.26
                                    =========            =========               ========              ========

     There were no securities held by the Company of which the aggregate value at December 31, 2005, 2004 and 2003 exceeded ten percent of shareholders' equity at that date. (Securities, which are payable from, and secured by the same source of revenue or taxing authority, are considered to be securities of a single issuer. Securities of the U.S. Government and U.S. Government agencies and corporations are not included.)

Deposits and Borrowed Funds

     Average deposits increased $157.4 million (32.6%) in 2005 compared to 2004. Average deposits increased $72 million (17.5%) in 2004 compared to 2003. Average deposits increased $44 million (12.1%) in 2003 compared to 2002. In 2005, the largest growth area was in broker certificate of deposits, which increased $156.0 million or 103.2% in total; money market, non-interest and interest bearing demand deposits and savings increased $62.8 million in total. In 2004, the largest growth area was again in non-interest bearing demand deposits, money market and savings deposits, which increased $45.7 million in total. The largest area of growth in 2003 was in average money market, savings, and non-interest bearing demand deposits, which increased $29.7 million in total.

     The following table sets forth the Company's deposit structure at December 31 in each of the last three years.

                                                                                      December 31,
                                                                     ----------------------------------------------
                                                                         2005             2004            2003
                                                                     -------------   -------------   --------------
                                                                                     (In thousands)

Noninterest-bearing deposits:
   Individuals partnerships and corporations....................     $     122,897   $     106,569   $       72,498
   U.S. Government and states and political subdivisions........             2,537           2,290            3,201
   Certified and official checks................................             4,126           4,358            2,598
                                                                     -------------   -------------   --------------
     Total noninterest bearing deposits.........................           129,560         113,217           78,297
                                                                     -------------   -------------   --------------

Interest-bearing deposits:
   Interest - bearing demand accounts...........................            46,520          38,158           29,885
   Savings accounts.............................................           158,294         120,171          103,060
   Certificates of deposit, less than $100,000..................            61,065          64,417           69,096
   Certificates of deposit, more than $100,000..................           341,817         184,622          142,946
                                                                     -------------   -------------   --------------
     Total interest bearing deposits............................           607,696         407,368          344,987
                                                                     -------------   -------------   --------------

     Total deposits.............................................     $     737,256   $     520,585   $      423,284
                                                                     =============   =============   ==============


     The following table presents a breakdown by category of the average amount of deposits and the weighted average rate paid on deposits for the periods indicated:

                                                                  Years Ended December 31,
                                           -----------------------------------------------------------------------
                                                    2005                    2004                     2003
                                           ----------------------  ----------------------   -----------------------
                                              Amount       Rate       Amount       Rate       Amount        Rate
                                           ----------  ----------  ----------   ---------   ---------    ----------
                                                                   (Dollars in thousands)

Noninterest bearing deposits.............  $  129,326      0.00%   $   94,085       0.00%   $  64,306        0.00%
Interest-bearing demand deposits.........      42,745      0.47        33,216       0.30       27,389        0.38
Savings deposits.........................     154,183      2.33       121,024       1.00      105,121        1.29
Time deposits............................     314,250      3.20       234,810       2.47      214,268        3.02
                                           ----------              ----------               ---------

  Total deposits.........................  $  640,504      2.16    $  483,135       1.47    $ 411,084        1.93
                                           ==========              ==========               =========

     At December 31, 2005, time deposits of $100,000 or greater aggregated approximately $341.8 million. The following table indicates, as of December 31, 2005, the dollar amount of $100,000 or more time deposits by the time remaining until maturity (in thousands):

                        Maturities of Large Time Deposits
                                 (In thousands)

   Three months or less..........................................................................    $       63,257
   Over three through six months.................................................................            49,186
   Over six through twelve months................................................................           126,685
   Over twelve months............................................................................           102,689
                                                                                                     --------------

     Total.......................................................................................    $      341,817
                                                                                                     ==============

     At December 31, 2005, borrowed funds consisted of $25 million in short-term (overnight) borrowing and $70.3 million in long-term debt. The Bank had $55,000,000 in unsecured lines to purchase federal funds, of which $30,000,000 was available at December 31, 2005. The Bank had a separate line with the Federal Reserve Bank of Atlanta, secured by loans, which $4,200,000 was available, and the Company had a $5,000,000 line of credit with another financial institution that was available for borrowing purposes. At December 31, 2004 and 2003, respectively, borrowed funds consisted primarily of long-term debt. The Bank had $50,150,000 in available lines to purchase federal funds and the Company had $5,000,000 in an available line from which to borrow funds, from another financial institution. At December 31, 2004, the Bank had $3,851,000 advanced against those lines. At December 31, 2003, the Bank had $7,000,000 advanced under one of those lines.

     At December 31, 2005, the Bank had credit available of approximately $136 million with the Federal Home Loan Bank of Atlanta, of which $76 million was available and unused. The ability to utilize the remaining line is dependent on the amount of eligible collateral that is available to pledge to the Federal Home Loan Bank, which at December 31, 2005, was $40 million. At December 31, 2004, the amount of credit available with the Federal Home Loan Bank of Atlanta, was approximately $99 million, of which approximately $39 million was available and unused. At December 31, 2003, the Bank had credit available of approximately $79 million with the Federal Home Loan Bank of Atlanta. Of the credit available, $46,000,000 (of which $6,000,000 was a letter of credit used to secure public funds) had been utilized at December 31, 2003. The line is secured by residential and commercial real estate loans and investment securities at December 31, 2005.

     The following table sets forth the expected debt service for the next five years based on interest rates and repayment provisions as of December 31, 2005.

                          Maturities of Long-term Debt
                                 (In thousands)

                                                          2006        2007        2008         2009         2010
                                                       ---------   ---------    --------    ----------    ---------

   Interest on indebtedness.........................   $   3,101   $   2,761    $  2,450    $    2,360  $     1,972
   Repayment of principal...........................       5,010      10,010       5,004         5,000        5,000
                                                       ---------   ---------    --------    ----------  -----------

                                                       $   8,111   $  12,771    $  7,454    $    7,360  $     6,972
                                                       =========   =========    ========    ==========  ===========

Capital Resources

     Shareholders' equity increased $17.2 million to $70.1 million as of December 31, 2005, increased $10.8 million to $52.9 million as of December 31, 2004, increased $7.6 million to $42.1 million as of December 31, 2003. The increase in shareholders' equity for 2005, 2004 and 2003 was attributable to net income, less dividends declared.

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

     The table below summarizes these and other key ratios for the Company for each of the last three years.

                           Return on Equity and Assets

                                                                         2005             2004            2003
                                                                     -------------   -------------   --------------

Return on average assets...........................................           2.30%            2.08%           1.63%
Return on average common equity....................................          29.25            25.31           21.60
Dividend payout ratio..............................................          12.56            15.38            9.30
Average common shareholders' equity to average
   assets ratio....................................................           7.87             8.21            7.57

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

     The table below illustrates the Company's regulatory capital ratios under federal guidelines at December 31, 2005, 2004 and 2003:


                             Capital Adequacy Ratios

                                                             Statutory             Years ended December 31,
                                                                           ----------------------------------------
                                                              Minimum          2005          2004          2003
                                                            ------------   -----------   -----------    -----------
                                                                                    (Amounts in thousands)

  Tier I Capital...........................................                $    80,076   $    62,928    $    52,086
  Tier II Capital..........................................                     10,959         7,608          6,136
                                                                           -----------   -----------    -----------

  Total Qualifying Capital.................................                $    91,035   $    70,536    $    58,222
                                                                           ===========   ===========    ===========

  Risk Adjusted Total Assets (including
  off-balance sheet exposures).............................                $   876,172   $   606,473    $   488,931
                                                                           ===========   ===========    ===========

  Adjusted quarterly average assets........................                $   893,741   $   620,487    $   508,561
                                                                           ===========   ===========    ===========

  Tier I Capital Ratio.....................................         4.00%         9.14%        10.38%        10.65%

  Total Capital Ratio......................................         8.00         10.39         11.63         11.91

  Leverage Ratio...........................................         4.00          8.96         10.14         10.24


     Information on the Bank capital ratios appears in Note 11 to the consolidated financial statements contained elsewhere herein.

     On December 31, 2005, the Company and the Bank exceeded the regulatory minimums and qualified as well capitalized institutions under the regulations.

Liquidity Management

     Liquidity is the ability of a company to convert assets into cash without significant loss and to raise funds by increasing liabilities. Liquidity management involves having the ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Additionally the Parent Company requires cash for various operating needs including dividends to shareholders, the servicing of debt, and the payment of general corporate expenses. The primary source of liquidity for the Parent Company is dividends from the subsidiary bank. At December 31, 2005, the subsidiary bank could have paid additional dividends to the Parent Company of approximately $28 million while continuing to meet their regulatory requirements. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.

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

     The liability portion of the balance sheet provides liquidity through various interest bearing and non-interest-bearing deposit accounts. The Bank had $30,000,000 and $50,150,000 of federal funds available at December 31, 2005 and 2004, respectively, and the Company had $5,000,000 of federal funds available at December 31, 2005. The Bank also had available as a source of financing, a line of credit with the Federal Home

Loan Bank of Atlanta of which $76,000,000 and $39,000,000 was available and unused at December 31, 2005 and 2004, respectively, subject to the availability of assets to pledge to secure such borrowings.

Contractual Obligations

     The Company and the Bank have various contractual obligations that they must fund as part of their normal operations. The following table shows aggregate information about their contractual obligations, including interest, and the periods in which payments are due. The amounts and time periods are measured from December 31, 2005.

                                                               Payments due by period (in thousands)
                                            -----------------------------------------------------------------------
                                                             Less than                                   More than
                                                 Total        1 year         1-3 years    3-5 years       5 years
                                            --------------  ------------   -----------  ------------   ------------

  Long-Term Debt........................    $      103,444  $      8,111   $    20,224   $    14,332    $    60,777
  Capital Lease Obligations.............                --            --            --            --             --
  Operating Lease Obligations...........             2,781           185           371           371          1,854
  Time Deposits.........................           416,648       290,708       118,495         7,273            172
                                            --------------  ------------   -----------   -----------    -----------

  Total.................................    $      522,873  $    299,004   $   139,090   $    21,976    $    62,803
                                            ==============  ============   ===========   ===========    ===========

Interest Rate Sensitivity Management

     Interest rate sensitivity is a function of the re-pricing characteristics of the Company's portfolio of assets and liabilities. These re-pricing characteristics are the time frames within which the interest-bearing assets and liabilities are subject to change in interest rates either at replacement or maturity during the life of the instruments. Sensitivity is measured as the difference between the volume of assets and liabilities in the Company's current portfolio that is subject to re-pricing in future time periods. The differences are known as interest sensitivity gaps and are usually calculated separately for segments of time ranging from zero to thirty days, thirty-one to ninety days, ninety-one days to one year, one to five years, over five years and on a cumulative basis.

     The following table shows interest sensitivity gaps for different intervals as of December 31, 2005.

                       Interest Rate Sensitivity Analysis
                                 (In thousands)

                                         0-30         31-90        90-365         1-5        Over 5
                                         Days          Days         Days         Years        Years        Total
                                      -----------  -----------  -----------  -----------  -----------   -----------

Interest-earning assets (1)
   Loans............................  $   547,582  $    16,873  $    69,070  $   158,701  $     2,831   $   795,057
   Securities and federal funds sold        1,804           --          251       39,847       24,528        66,430
   Interest-bearing deposits in banks       5,003           --           --           --           --         5,003
                                      -----------  -----------  -----------  -----------  -----------   -----------
                                          554,389       16,873       69,321      198,548       27,359       866,490
                                      -----------  -----------  -----------  -----------  -----------   -----------
Interest-bearing liabilities (2)
   Demand deposits (3)..............       15,507       15,507       15,507           --           --        46,521
   Savings deposits (3).............       52,765       52,765       52,765           --           --       158,295
   Time deposits....................       24,026       48,476      208,474      121,737          169       402,882
   Short-term borrowings............       25,088           --           --           --           --        25,088
   Long-term borrowings.............           --       10,002        5,008       25,014       30,310        70,334
                                      ------------  -----------  -----------  -----------  -----------  -----------
                                          117,386      126,750      281,754      146,751       30,479       703,120
                                      ------------  -----------  -----------  -----------  -----------  -----------

Interest sensitivity gap............  $   437,003  $  (109,877) $  (212,433) $    51,797  $    (3,120)  $   163,370
                                      ===========  ===========  ===========  ===========  ===========   ===========

Cumulative interest sensitivity gap.  $   437,003  $   327,126  $   114,693  $   166,490  $   163,370
                                      ===========  ===========  ===========  ===========  ===========

Ratio of interest-earning assets to
     Interest-bearing liabilities...         4.72         0.13         0.25         1.35          0.90

Cumulative ratio....................         4.72         2.34         1.22         1.25          1.23

Ratio of cumulative gap to total
   interest-earning assets..........         0.50         0.38         0.13         0.19          0.19

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

     The above table indicates that in a rising interest rate environment, the Company's earnings may be positively affected in the short-term, (0-365 days) due to earning assets re-pricing faster than interest-bearing liabilities. As seen in the preceding table, for the first 30 days of re-pricing opportunity there is an excess of earning assets over interest-bearing liabilities of approximately $437.0 million. For the first 365 days, interest-earning assets exceed interest-bearing liabilities by approximately $114.7 million. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread and the level of interest-bearing assets and liabilities may change, thus impacting net interest income. It should be noted that a matched interest-sensitive position by itself does not ensure maximum net interest income.

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

     Net interest income increased approximately $10.1 million (33.2%) to $40.5 million in 2005 compared to 2004. Net interest income increased approximately $6.9 million (29.6%) to $30.4 million in 2004 compared to 2003. Net interest income increased approximately $3.9 million (20.3%) to $23.4 million in 2003 compared to 2002. The increase each year in the net interest income is primarily due to increased volume in average loans outstanding during the periods.

     Interest income was $57.9 million in 2005, which represented an increase of $18.3 million (46.2%) over 2004. Interest income was $39.6 million in 2004, which represented an increase of $6.1 million (18.1%) over 2003. Interest income was $33.5 million in 2003, which represented an increase of $2.2 million (7.2%) over 2002. Interest income produced by the loan portfolio increased $3.0 million (10.6%) in 2003 from 2002. The reason for the significant increase in interest income in 2005 was the tremendous growth in the loan volume during the year (average loans increased $180.4 million compared to $65.2 million in 2004); this combined with an increase in the loan rates (prime), and the loans coming off of their floors, resulted in the higher income. During 2004 and to a lesser extent 2003, the higher interest income from loans was the effect of contractual limits on the lowest level to which variable rate loans could decline ("floors"). While floors on interest rates in loan contracts were beneficial in the low-rate environment, when rates started to rise in 2004 and continued to rise in 2005 the loan rates did not immediately increase with each rate increase until the loan rates got above their floors. This impacted the net interest margin negatively during 2005; however, all loans are currently above their floor rate and are adjusting with each change in the rates.

     Interest income on securities increased $1.3 million (77.7%) from 2004 to 2005. The increase was as a result of the approximately $30 million in securities that were purchased at the end of 2004. Interest income on securities increased $291 thousand (21.9%) from 2003 to 2004. The increase in income was due to an increase in the securities purchased, which was partially offset by lower yields. Interest income on securities decreased $857 thousand (39.2%) from 2002 to 2003. The decrease in securities income from 2002 to 2003 was due to the combined effects of lower rates earned and lower average balances invested.

     Interest income other than loans and securities, increased by $67 thousand in 2005, decreased by $95 thousand in 2004, and increased by $57 thousand in 2003. In 2005, the average amount invested in fed funds sold declined by approximately $10 million, however, the average rates increased significantly during the year offsetting the effects of the volume decline. In 2004, the average amount invested in fed funds sold declined, which caused the decline in interest income. In 2003 the opposite was true and there was an increase in fed funds sold, which caused the increase in interest income.

     Total interest expense increased by $8.2 million (88.9%) in 2005, decreased by $881 thousand (8.7%) in 2004, and decreased by $1.7 million (14.5%) in 2003 compared to 2002. The increase in interest expense in 2005 was caused by the increase in rates during the year and the significant increase in volume (average interest bearing liabilities increased $152.2 million in 2005 compared to $38.2 million in 2004). The decrease in interest expense in 2004 was caused by lower deposit rates in general; a carryover from 2003's low rates. The decrease in interest expense in 2003 was caused by lower time deposit rates. (See the "Rate/Volume Analysis" following this section.)

     The trend in net interest income is commonly evaluated by measuring the average yield on earning assets, the average cost of funds, and the net interest margin. The Company's average yield on earning assets (total interest income divided by average interest earning assets) increased in 2005 to 7.71% compared to 7.16% in 2004, and 6.89% in 2003. The increases in the Prime rate (13 times since June 2004) and the increases in the loan and security volumes resulted in these year over year increases, however, the effect of the floor rates on the loans caused the yield on loans to lag behind until a significant portion of the portfolio was free to adjust upwards with each increase. In line with the national interest rate markets, the Company's average cost of funds (total interest expense divided by average interest bearing liabilities) increased to 2.92% in 2005 from a low of 2.08% in 2004 and 2.49% in 2003; which was down from 3.30% in 2002. The increase in 2005 was due to the rise in market rates paid on deposits and borrowed funds throughout the year.

     The Bank's net interest margin (net interest income divided by average interest earning assets) decreased in 2005 to 5.39% compared to 5.50% in 2004, which increased from 4.82% in 2003. The decrease in 2005 was caused by the increase in the cost of funds and the negative impact that the loan floor rates had on the yield during the first half of the year. The opposite was true during the years 2003 thru 2004 when the floor rates helped to stabilize the drop in loan yields caused by the drop in the prime rate, which resulted in lower deposit rates (cost of funds) during that time period.




              [The remainder of this page intentionally left blank]

     The tables that follow show, for the periods indicated the daily average balances outstanding for the major categories of interest-bearing assets and interest-bearing liabilities, and the average interest rate earned or paid thereon. Such yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Also shown are the changes in income attributable to changes in volume and changes in rate.

           Average Balances, Interest Income/Expense and Yields/Rates
                            Taxable Equivalent Basis

                                                           Years Ended December 31,
                          ---------------------------------------------------------------------------------------------------------
                                        2005                                 2004                                 2003
                          --------------------------------  -------------------------------------  --------------------------------
                                       Interest    Average                Interest      Average                Interest     Average
                           Average     Income/     Yields/   Average      Income/       Yields/    Average      Income/     Yields/
                           Balance     Expense      Rates    Balance      Expense        Rates     Balance      Expense     Rates
                          ----------   ----------  -------  ----------   -----------  ----------  ----------   ---------  ----------

                                                            (Dollars in thousands)
 Assets:
   Earning assets:
     Loans, net of
      unearned income(1)   $670,885      $54,709    8.15%     $490,521      $37,743       7.69%    $425,278      $31,874     7.49%
   Securities:
     Taxable............    70,213         2,883    4.11        43,567        1,622       3.72       32,618        1,331     4.08
     Tax-exempt.........        --            --    0.00            --           --       0.00          --            --     0.00
                          --------     ---------             ---------   ----------               ---------    ---------
       Total securities.    70,213         2,883    4.11        43,567        1,622       3.72       32,618        1,331     4.08
   Interest-bearing deposits
     in other banks.....     2,288            78    3.41         1,758           25       1.42        7,301           80     1.10
   Federal funds sold...     7,047           210    2.98        17,084          197       1.15       21,446          237     1.11
                          --------     ---------             ---------   ----------               ---------    ---------
      Total interest-
        earning assets(2)  750,433        57,880    7.71       552,930       39,587       7.16      486,643       33,522     6.89

   Non-interest earning assets:
    Cash and due from banks 24,710                              18,795                              19,688
     Accrued interest and
       other assets.....    26,252                              25,785                              14,373
     Allowance for loan
               losses       (9,977)                             (8,739)                             (7,121)
                         ---------                           ---------                            --------

       Total Assets.....  $791,418                            $588,771                            $513,583
                         =========                           =========                            ========

Liabilities and
  Shareholders' Equity:
   Interest-bearing
     liabilities:
     Demand deposits....   $42,745           203    0.47%      $33,216          101       0.30%    $27,389           104     0.38%
     Savings deposits...   154,183         3,600    2.33       121,024        1,213       1.00     105,121         1,353     1.29
     Time deposits......   314,250        10,061    3.20       234,810        5,796       2.47     214,268         6,467     3.02
                          --------     ---------             ---------   ----------               ---------    ---------
       Total deposits...   511,178        13,864    2.71       389,050        7,110       1.83     346,778         7,924     2.29

     Long-term borrowings   70,912         3,021    4.26        50,762        2,034       4.01      55,660         2,131     3.83
     Short-term borrowings  13,019           500    3.84         3,083           56       1.82       2,239            26     1.16
                          --------      --------             ---------   ----------               ---------    ---------
       Total interest-
        bearing
         liabilities       595,109        17,385    2.92       442,895        9,200       2.08     404,677        10,081     2.49
                         ---------      --------             ---------   ----------               ---------    ---------


   Non interest-bearing
     liabilities:
     Demand deposits....  129,326                              94,085                              64,306
     Accrued interest and
       other liabilities    4,703                               3,426                               5,733
     Shareholders' equity  62,280                              48,365                              38,867
                        ---------                            --------                             --------
       Total Liabilities
         and Shareholders'
         Equity......... $791,418                            $588,771                            $513,583
                         ========                            ========                            ========

   Net Interest Income/Net
     Interest Spread....                  40,495    4.79%                    30,387       5.08%                   23,441     4.40%
                                       =========                          =========                            =========

   Net yield on earning assets                      5.39%                                 5.50%                              4.82%
                                                  =======                               =======                            =======

   Taxable Equivalent
     adjustment:
     Securities.........                      --                                 --                                    --
     Loans..............                      22                                  3                                     2
                                       ---------                          ---------                            ----------
       Total taxable
         equivalent
         adjustment.....                      22                                  3                                     2
                                       ---------                          ---------                            ----------

   Net interest income..                 $40,473                           $ 30,384                              $ 23,439
                                       --=======                          =========                            ==========


(1) Average loans include nonaccrual loans. All loans and deposits are domestic.
(2) Tax equivalent adjustments have been based on an assumed tax rate of 34 percent, and do not give effect to the disallowance for federal income tax purpose of interest expense related to certain tax-exempt earning assets.

     The following tables set forth, for the years ended December 31, 2005, 2004 and 2003, a summary of the changes in interest income and interest expense resulting from changes in interest rates and in changes in the volume of earning assets and interest-bearing liabilities, segregated by category. The change due to volume is calculated by multiplying the change in volume by the prior year's rate. The change due to rate is calculated by multiplying the change in rate by the prior year's volume. The change attributable to both volume and rate is calculated by multiplying the change in volume by the change in rate. Figures are presented on a taxable equivalent basis.

                          Rate/Volume Variance Analysis
                            Taxable Equivalent Basis

                                     Average Volume             Change in Volume                 Average Rate
                             -------------------------------  ------------------------  -------------------------------
                                2005       2004       2003     2005-2004     2004-2003    2005       2004       2003
                             ---------  ---------  ---------  -----------  -----------  ---------  ---------  ---------
                                                             (Dollars in thousands)
Earning assets:

Loans, net of unearned
    income (1)               $ 670,885  $ 490,521  $ 425,278     $ 180,364     $65,243     8.15 %      7.69%       7.49%

Securities
   Taxable.................     70,213     43,567     32,618        26,646      10,949      4.11       3.72        4.08
   Tax exempt..............         --         --         --            --          --      0.00       0.00        0.00
                             ---------  ---------  ---------    ----------  ----------
     Total Securities......     70,213     43,567     32,618        26,646      10,949      4.11       3.72        4.08
                             ---------  ---------  ---------    ----------  ----------

Interest-bearing deposits
   with other banks........      2,288      1,758      7,301           530     (5,543)      3.41       1.42       1.10
Federal funds sold.........      7,047     17,084     21,446       (10,037)    (4,362)      2.98       1.15       1.11
                             ---------  ---------  ---------     ---------  ---------

     Total Earning Assets..  $ 750,433  $ 552,930  $ 486,643     $ 197,503  $  68,287       7.71       7.16       6.89
                             =========  =========  =========     =========  =========

Interest-Bearing Liabilities
Deposits:
   Demand deposits.........  $  42,745  $  33,216  $  27,389     $   9,529  $   5,827       0.47       0.30       0.38
   Savings.................    154,183    121,024    105,121        33,159     15,903       2.33       1.00       1.29
   Time certificates.......    314,250    234,810    214,268        79,440     20,542       3.20       2.47       3.02
                             ---------  ---------  ---------     ---------  ---------
     Total Deposits........    511,178    389,050    346,778       122,128     42,272       2.71       1.83       2.29

Long-term borrowings.......     70,912     50,762     55,660        20,150     (4,898)      4.26       4.01       3.83
Other borrowings...........     13,019      3,083      2,239         9,936        844       3.84       1.82       1.16
                             ---------  ---------  ---------     ---------  ---------

     Total Interest-Bearing
       Liabilities.........  $ 595,109  $ 442,895  $ 404,677     $ 152,214  $  38,218       2.92       2.08       2.49
                             =========  =========  =========     =========  =========

Net interest income/net interest spread                                                     4.79       5.08       4.40

Net yield on earning assets                                                                 5.39       5.50       4.82

Net cost of funds..........                                                                 2.32       1.66       2.07

                                                                                             Variance Attributed to
                                   Interest
                               Income/Expense               Variance                 2005                     2004
                          ------------------------   ---------------------  ------------------------   ------------------------
                           2005     2004     2003     2005-2004   2004-2003   Volume     Rate     Mix    Volume     Rate    Mix
                          ------  -------  -------   ----------  ----------  ---------  -------  -----  ---------  ------- -----

                                                                 (Dollars in thousands)
Earning assets:
Loans, net of
  unearned income....... $54,709  $37,743  $31,873   $  16,966    $   5,870    $13,877   $2,259  $ 830     $4,888   $ 869  $ 113
Securities:
   Taxable..............   2,883    1,622    1,332       1,261          290        992      167    102        476    (205)    19
   Tax exempt...........      --       --       --          --           --         --       --     --         --      --     --
                         -------  -------  -------   ---------    ---------  ---------   ------  -----   --------  ------  -----
     Total securities...   2,883    1,622    1,332       1,261          290        992      167    102        476    (205)    19
                         -------  -------  -------   ---------    ---------  ---------   ------  -----   --------  ------  -----
Interest-bearing deposits
   with other banks.....      78       25       80          53          (55)         8       35     10        (61)     24    (18)
Federal funds sold......     210      197      237          13          (40)      (116)     312   (183)       (48)      9     (1)
                         -------  -------  -------   ---------    ---------   --------   ------  -----    -------  ------  -----
     Total earning
             assets       57,880   39,587   33,522      18,293        6,065     14,761    2,773    759      5,255     697    113
                         -------  -------  -------   ---------    ---------   --------   ------  -----    -------  ------  -----

Interest-bearing liabilities:
Deposits:
   Demand...............     203      101      104         102           (3)        29       57     16         22     (21)    (4)
   Savings..............   3,600    1,213    1,353       2,387         (140)       332    1,613    442        205    (302)   (43)
   Time certificates....  10,061    5,796    6,467       4,265       (  671)     1,961    1,722    582        620  (1,182)  (109)
                         -------  -------  -------   ---------    ---------   --------   ------  -----    -------  ------  -----
     Total deposits.....  13,864    7,110    7,924       6,754         (814)     2,322    3,392  1,040        847  (1,505)  (156)
                         -------  -------  -------   ---------    ---------   --------   ------ ------    -------  ------  -----

Long-term borrowings....   3,021    2,034    2,131         987          (97)       807      129     51       (188)     98     (7)
Short-term borrowings...     500       56       26         444           30        180       62    202         10      15      5
                         -------  -------  -------   ---------    ---------   --------   ------ ------    -------  ------  -----
     Total interest-
       bearing
      liabilities         17,385    9,200   10,081      8,185          (881)     3,309    3,583  1,293        669  (1,392)  (158)
                         -------  -------  -------   ---------    ---------   --------   ------ ------    -------  ------  -----


Net interest income/net
   interest spread......$40,495   $30,387  $23,441  $  10,108     $   6,946    $11,452   $ (810) $(534)   $ 4,586 $ 2,089  $ 271
                        =======   =======  =======  =========     =========    =======   ======  =====    ======= =======  =====

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

     Senior management makes recommendations monthly to the Board of Directors as to charge-offs. Senior management reviews the allowance for loan losses on a monthly basis. The Bank's policy is to discontinue interest accrual when payment of principal and interest is 90 days or more in arrears unless the value of the collateral exceeds the principal plus accrued interest.

     The allowance for loan losses represents management's assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as loan loss experience, the amount of past due and nonperforming loans, specific known risk, the status and amount of nonperforming assets, underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for potential credit losses. Although recent historical loan losses have been minimal, an increase in the volume of loans that had been down graded during the latter half of 2005 required an additional increase in the allowance. During 2004 management increased the allowance due to the significant increase in nonperforming loans at the end of 2003.

     While it is the Bank's policy to charge-off in the current period the loans in which a loss is considered probable, there are additional risks of future losses, which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the future state of the economy, management's judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

     Management believes that $11,522,910 on December 31, 2005, $9,791,269 on December 31, 2004, and $8,066,817 on December 31, 2003, in the allowance for loan losses were adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.







              [The remainder of this page intentionally left blank]

     The following table sets forth certain information with respect to the Bank's loans, net of unearned income, and the allowance for loan losses for the five years ended December 31, 2005.

                         Summary of Loan Loss Experience

                                                        2005         2004         2003         2002          2001
                                                     ---------    ---------     --------     --------     ---------
                                                                         (Dollars in thousands)

Allowance for loan losses at beginning of year.....  $   9,791    $   8,067     $  6,319     $  3,803     $   3,267
Loans charged off:
  Commercial, financial and agricultural...........        131          209          139          161           162
  Real estate - mortgage...........................         --           85           10           --           185
  Consumer.........................................         50          161           74           46            43
                                                     ---------    ---------     --------     --------     ---------
    Total loans charged off........................        181          455          223          207           390
                                                     ---------    ---------     --------     --------     ---------

Recoveries on loans previously charged off:
  Commercial, financial and agricultural...........         24          143          245          193            47
  Real estate - mortgage...........................          2           30            2            3           131
  Consumer.........................................        125           35           23           17            28
                                                     ---------    ---------     --------     --------     ---------
    Total recoveries...............................        151          208          271          213           206
                                                     ---------    ---------     --------     --------     ---------

Net loans charged off (recovered)..................         30          247          (48)          (6)          184

Provision for loan losses..........................      1,762        1,971        1,700        2,510           720
                                                     ---------    ---------     --------     --------     ---------

Allowance for loan losses at end of period.........  $  11,523    $   9,791     $  8,067     $  6,319     $   3,803
                                                     =========    =========     ========     ========     =========

Loans, net of unearned income, at end of period....  $ 791,609    $ 552,509     $437,593     $416,414     $ 318,666

Average loans, net of unearned income,
  outstanding for the period.......................    670,885      490,521      425,278      370,062       255,294

Ratio of net charge-offs to net average loans......       0.00%        0.05%       (0.01)%       (0.00)%       0.07%

     In evaluating the allowance, management also considers the historical loan loss experience of the Bank, the amount of past due and nonperforming loans, current and anticipated economic conditions, lender requirements and other appropriate information. From 2001 through 2002, management allocated the allowance for loan losses to specific loan categories based on an average of historical losses and the volume of each loan category. In 2003, as presented below, management began to allocate the allowance for loan losses based on the level of nonperforming loans in each category. The change in method was due to the minimal historical loan losses on which to base the allocation.

     Management allocated the allowance for loan losses to specific loan categories as follows:

                                                    Allocation of Allowance for Loan Losses

                                                             December 31,
                      ---------------------------------------------------------------------------------------------
                             2005                2004               2003               2002               2001
                      ------------------   ----------------  -----------------    ---------------   ---------------
                                Percent            Percent           Percent              Percent            Percent
                                of Loans           of Loans          of Loans             of Loans           of Loans
                                in Each            in Each           in Each              in Each            in Each
                                Category           Category          Category             Category           Category
                                to Total           to Total          to Total             to Total           to Total
                        Amount   Loans      Amount   Loans    Amount   Loans     Amount     Loans    Amount   Loans
                      --------- --------   ------- --------  -------- --------  --------  --------  -------- --------

                             (Dollars in Thousands)
Domestic loans:
  Commercial, financial
    and agricultural  $     724     6.28%  $   271     9.26%  $    22    10.31%  $2,494     10.27% $ 1,566    11.92%
  Real estate - mortgage
  and construction..     10,757    93.36     9,512    88.89     8,039    86.92    3,357     86.54    2,021    85.37
  Consumer..........         42     0.36         8     1.85         6     2.77      468      3.19      216     2.71
                      ---------  -------   -------  -------   -------  -------   ------  --------  -------  -------
                      $  11,523   100.00%  $ 9,791   100.00%  $ 8,067   100.00%  $6,319    100.00% $ 3,803   100.00%
                      =========  =======   =======  =======   =======  =======   ======  ========  =======  =======

Nonperforming Assets

     Nonperforming assets include nonperforming loans and foreclosed real estate held-for-sale. Nonperforming loans include loans classified as nonaccrual or renegotiated. The Bank's policy is to place a loan on nonaccrual status when it is contractually past due 90 days or more as to payment of principal or interest unless the collateral value is greater than both the principal due and the accrued interest. At the time a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed and charged against current earnings. Recognition of any interest while on nonaccrual is accounted for on the cash basis when actually received.

     The Bank had nonperforming assets at December 31, 2005, 2004, 2003, 2002, and 2001 of approximately $3,137,000, $10,012,000, $22,269,000, $7,698,000, and
$2,367,000, respectively.

     The following table presents information concerning outstanding balances of nonperforming assets at December 31, 2005, 2004, 2003, 2002, and 2001.

                              Nonperforming Assets

                                                                           December 31,
                                               --------------------------------------------------------------------
                                                  2005          2004           2003          2002          2001
                                               -----------   -----------   -----------   -----------    -----------
                                                               (Amounts in thousands, except ratios)

Nonaccruing loans...........................   $       194   $       247   $     9,727   $     5,036    $     1,333
Accruing loans 90 days or more past due.....           106            --         6,420         2,662            984
Restructured loans..........................           634         7,562            --            --             --
                                               -----------   -----------   ------------   ------------  -----------
     Total nonperforming loans..............           934         7,809        16,147         7,698          2,317
Nonaccruing securities......................            --            --            --            --             --
Other real estate...........................         2,203         2,203         6,122            --             50
                                               -----------   -----------   -----------   ------------   -----------

     Total..................................   $     3,137   $    10,012   $    22,269   $     7,698    $     2,367
                                               ===========   ===========   ===========   ===========    ===========

Ratios:
   Loan loss allowance to total
     nonperforming assets...................         3.673         0.978         0.362          0.821         1.607
                                               ===========   ===========   ===========   ============   ===========
   Total nonperforming loans to total loans
     (net of unearned interest).............         0.001         0.014         0.036          0.018         0.007
                                               ===========   ===========   ===========   ============   ===========

     Total nonperforming assets to total
       assets                                        0.003         0.015         0.042          0.015         0.006
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

Noninterest Income

     Noninterest income consists of revenues generated from a broad range of financial services and activities including fee-based services and profits and commissions earned through credit life insurance sales and other activities. In addition, gains or losses realized from the sale of investment portfolio securities are included in noninterest income. Total noninterest income increased by $70 thousand (1.85%) for the year ended December 31, 2005, compared to 2004. The minimal increase in 2005 is misleading due to approximately $1 million in gains that were recognized in 2004. Take away the gains and noninterest income actually increased $1.07 million or 38%. Total noninterest income increased by $1.05 million (38.3%) for the year ended December 31, 2004, compared to 2003 due primarily to the gain on the sale of other real estate owned of $589 thousand and a gain from the sale of the old drive-thru building in LaBelle of $415 thousand. Total noninterest income increased by $408 thousand (17.6%) for the year ended December 31, 2003 compared to 2002 due to higher secondary market fees and service charges on deposit accounts. Total noninterest income increased by $621 thousand (36.6%) for the year ended

     December 31, 2002 compared to 2001. The increase was due to higher service charges on deposit accounts (increased $507 thousand) and gains on sale of available-for-sale securities (increased $36 thousand).

     The table below sets forth the Company's noninterest income for the periods indicated.

                                                                                        2004/2005       2003/2004
                                                Years Ended December 31,                Percent          Percent
                                      --------------------------------------------
                                          2005           2004            2003            Change          Change
                                      ------------   ------------    -------------   -------------   --------------
                                                 (Dollars in thousands)

Service charges on deposits........   $      1,466   $      1,350    $       1,228             8.6%             9.9%
Secondary market fees..............            972            534              555            82.0             (3.7)
Exchange fees......................            778            554              416            40.4             33.2
Bookkeeping fees...................            167            117              100            42.7             17.0
Securities gains...................             --             --               --             0.0              0.0
Income/gains on other real estate..             --            589               69          (100.0)           753.6
Gain on sale of fixed assets.......             21            415               --           (94.9)           100.0
Safe deposit box rental............             68             66               66             3.0              0.0
Other..............................            372            149              294           161.0            (49.4)
                                      ------------   ------------    -------------

                                      $      3,844   $      3,774    $       2,728            1.85             38.3
                                      ============   ============    =============

Noninterest Expenses

     From 2004 to 2005, noninterest expense increased $682 thousand (5.6%). Salaries and employee benefits in 2005 increased $122 thousand (1.6%) from 2004 to a total of $7.9 million. The increase was due to the normal increases from year to year for salaries, benefits and insurance costs; however, the increase was offset by an increase ($217 thousand) in the deferred loan origination costs (due to the increase in loan volume) that reduces the overall expense in this category.

     From 2003 to 2004, noninterest expense increased $1.3 million (11.6%). Salaries and employee benefits in 2004 increased $721 thousand (10.3%) from 2003 to a total of $7.7 million. The increase was due to the normal increases from year to year for salaries, benefits and insurance costs.

     From 2002 to 2003, noninterest expense increased $2.0 million (21.7%). Salaries and employee benefits in 2003 increased $1.4 million (26.2%) from 2002 to a total of $7.0 million. The increase in 2003 was due to added staff for a new branch and increased secondary market loan brokerage operations.

     Occupancy and equipment expense increased $476 thousand (27.5%) from 2004 to 2005, increased $198 thousand (12.9%) from 2003 to 2004, and decreased $133 thousand (7.9%) from 2002 to 2003. During 2005 occupancy expense increased primarily due to increased insurance expense, building repairs due to hurricane damage in 2005, increases in depreciation and maintenance expense (due to additional equipment added) and increases to electricity and real estate taxes. During 2004 occupancy expense increased primarily due to the expense of additional equipment added during 2003 and 2004 (increased depreciation and maintenance), increased building repairs due to the hurricanes in 2004 and higher property taxes in general. During 2003 occupancy expense decreased primarily due to lower maintenance contract costs.

     Expenses related to other real estate owned were down in 2005 compared to 2004 ($126 thousand compared to $479 thousand) and the $349 thousand in 2003. There were no additions to other real estate owned in 2005.

     Other expenses were significantly higher in 2005 compared to 2004 and 2003. Part of the increase was due to the overall growth of the bank (i.e. supplies, advertising, ATM, courier, etc.) but also due to increased professional fees that were necessary to comply with increased regulatory requirements.

     The table below sets forth the Company's noninterest expenses for the periods indicated.

                                                                                        2004/2005       2003/2004
                                                Years Ended December 31,                Percent          Percent
                                      --------------------------------------------
                                          2005           2004            2003            Change          Change
                                      ------------   ------------    -------------   -------------   --------------
                                                 (Dollars in thousands)

Salaries and employee benefits.....   $      7,851   $      7,729    $       7,008              1.6%           10.3%
Occupancy and equipment expense....          2,206          1,730            1,532             27.5            12.9
Professional fees..................            405            249              263             62.7            (5.3)
Advertising........................            288            265              222              8.7            19.4
Telephone..........................            264            188              175             40.4             7.4
Supplies...........................            224            171              152             31.0            12.5
Regulatory fees and assessments....            202            176              154             14.8            14.3
ATM expense........................            188            147              137             27.9             7.3
Courier fees.......................            176            127              113             38.6            12.4
Software maintenance...............            141            138              164              2.2           (15.9)
Postage............................            117            123              136             (4.9)           (9.5)
Correspondent bank fees............            117             91               70             28.6            30.0
Director and committee fees........             70             67               67              4.5             0.0
Employee education.................             66             70               69             (5.7)            1.5
Dues and subscriptions.............             57             48               44             18.8             9.1
Taxes and licenses.................             21             85               95            (75.3)          (10.5)
Other..............................            540            847              579            (36.3)           46.3
                                      ------------   ------------    -------------

   Total...........................   $     12,933   $     12,251    $      10,980              5.6            11.6
                                      ============   ============    =============

Income Taxes

     Income tax expense increased $3.7 million (48.2%) to $11.4 million for the year ended December 31, 2005, increased $2.6 million (51.1%) to $7.7 million for the year ended December 31, 2004, and increased $1.2 million (32.2%) to $5.1 million for the year ended December 31, 2003. The effective tax rate as a percentage of pretax income was 38.5% in 2005, 38.6% in 2004, and 37.7% in 2003. The statutory federal rate was 34 percent during 2005, 2004, and 2003. There is no current or pending tax legislation of which management is aware that if passed would have any material effect on the financial statements. For further information concerning the provision for income taxes, refer to Note 14, Income Taxes, of the "Notes to Consolidated Financial Statements."

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

     The Company has not experienced a high level of volatility in net interest income primarily because of the relatively short duration of its balance sheet. Management is very much aware of its asset sensitivity and the potential interest rate risk in a declining rate environment; however, they believe that there are mitigating factors, such as the loan rate floors that will help to mitigate this risk. By keeping both sides of the balance sheet short, management is reducing its interest rate risk and increasing its capability to react to changes in interest rates quicker and more effectively than if they were longer.

                                                                                             Percentage Increase
                                                                                            (Decrease) in Interest
                                                                                             Income/Expense Given
                                                                                             Interest Rate Shifts
                                                                                         Down 200             Up 200
                                                                                       Basis Points         Basis Points

         For the Twelve Months after December 31, 2005 Projected change in:
           Interest income..........................................................          (9.64)%            9.41%
           Interest expense.........................................................         (10.10)             10.10
           Net interest income......................................................          (9.42)              9.07

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

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The provisions of this statement are effective for contracts entered into or modified after June 20, 2003, and hedging relationships designated after June 30, 2003, and generally require that contracts with comparable characteristics be accounted for similarly. Except for the provisions related to FASB Statement 133, Accounting for Derivative Instruments and Hedging Activities, all provisions of this statement should be applied prospectively. The provisions of the statement related to Statement 133 Implementation Issues that have been effective for fiscal quarters that begin prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of the provisions of this statement did not have a material effect on the Company's consolidated operating results or financial position.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires liability treatment for certain financial instruments which had previously been recognized as equity. The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before May 15, 2003, and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of the provisions of this statement did not have a material effect on the Company's consolidated operating results or financial position.

     In December 2003, the Financial Accounting Standards Board ("FASB") revised previously issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for
Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. This statement retains the disclosure requirements contained in FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The provisions of this statement are effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this statement are effective for interim periods beginning after December 15, 2003. The adoption of the provisions of this revised statement did not have a material effect on the Company's consolidated financial position or operating results.

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

     In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, which addresses the accounting for differences between contractual cash flows and expected cash flows for loans acquired in a transfer when those differences are attributable at least in part to a decline in credit quality. The scope of SOP 03-3 includes loans where there is evidence of deterioration in credit quality since origination, and includes loans acquired individually, in pools or as part of a business combination. Under SOP 03-3, the difference between expected cash flows and the purchase price is accreted as an adjustment to yield over the life. The adoption of SOP 03-03 did not have a material impact on the Company's consolidated financial position or operating results.

     In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on the remaining portions of EITF 03-01, The Meaning of Other-Than-Temporary Impairment and It's Application to Certain Investments, effective for the first fiscal year or interim period beginning after June 15, 2004. EITF 03-01 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (1) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment, and (2) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's cost and its fair value. Certain disclosure requirements of EITF 03-01 were adopted in 2003 and the Company began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the staff to issue proposed FSP EITF 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1 as final. However, in November 2005 FASB issued FASB Staff Position (retitled FSP 115-1/124-1), The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Company applied the guidance in this FSP in 2005 and there was no material affect to the results of operations or the statement of financial position.

     In  March  2004,  the  Securities  and  Exchange  Commission  issued  Staff
Accounting Bulletin ("SAB") No. 105, Application of Accounting Principles to Loan Commitments. SAB 105 requires that the fair value measurement of mortgage loan commitments, which are derivatives, exclude any expected future cash flows related to the customer relationship or servicing rights. The guidance in SAB 105 must be applied to mortgage loan commitments entered into after March 31, 2004. The impact on the Company is not material given the declines in mortgage banking volume, but could be in the future. The impact is primarily the timing of when gains should be recognized in the consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), entitled Share-Based Payment ("SFAS No. 123(R)") that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. This statement eliminates the alternative to use Opinion 25's intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. Under Opinion 25, issuing stock options to employees generally  resulted in  recognition  of no  compensation  cost.  This  statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). Recognition of that compensation cost helps users of financial statements to better understand the economic transactions affecting an entity and to make better resource allocation decisions. The Company is currently evaluating the provisions of SFAS No. 123(R) and will adopt it on January 1, 2006, the effective date of this statement. The adoption of this statement is not expected to have a material impact on the consolidated financial statements.

     On December 16, 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance when the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Management does not believe that the adoption of this standard will have a material impact on the financial condition or the operating results of the Company.

     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements--An Amendment of APB Opinion No. 28. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. It applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 eliminates the requirement in APB Opinion No. 20 to include the cumulative effect of changes in accounting principle in the income statement in the period of change. Instead, to enhance the comparability of prior period financial statements, SFAS No. 154 requires that changes in accounting principle be retrospectively applied. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. The cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments are recorded to opening retained earnings. Each period presented is adjusted to reflect the period-specific effects of applying the change. SFAS No. 154 also redefines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. Only direct effects of the change will be included in the retrospective application; all indirect effects will be recognized in the period of change. If it is impracticable to determine the cumulative effect for all prior periods, the new accounting principle should be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

     In February 2006, the FASB issued SFAS No. 155 entitled Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 amends SFAS No. 133, entitled Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, entitled Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement permits fair value remeasurement of certain hybrid financial instruments containing embedded derivatives and requires evaluation of securitized financial assets for purposes of identifying items of a derivative nature. The statement includes further clarification as to the derivative classification of selected financial instruments. The provisions of SFAS No. 155 are effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The fair value "election" within the literature may be utilized upon adoption of the guidance related to hybrid financial instruments. Earlier adoption is permitted as of the beginning of a fiscal year, provided that reporting entities have not yet issued financial statements. The provisions within SFAS No. 155 may be applied to instruments "held" at the date of adoption on an instrument-by-instrument basis. At adoption, any difference between the total carrying amount of the individual components of the existing hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative-effect adjustment to beginning retained earnings. Reporting entities should separately disclose the gross gains and losses that make up the cumulative-effect adjustment, determined on an instrument-by-instrument basis. Prior periods should not be restated. The Company does not expect the adoption of this statement to have a material effect on the consolidated financial statements.



              [The remainder of this page intentionally left blank]

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by Regulation S-X and by Item 302 of Regulation S-K are set forth in the pages listed below.


FLORIDA COMMUNITY BANKS, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                              Page(s)

Report of Independent Registered Public Accounting Firm....................................................      36
Consolidated Statements of Financial Condition as of December 31, 2005 and 2004............................      38
Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003.....................      39
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2005, 2004 and 2003.......      40
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003.................      41
Notes to Consolidated Financial Statements.................................................................      43
Quarterly Results (Unaudited)..............................................................................      80

[GRAPHIC OMITTED]  Schauer Taylor, PC
                   Certified Public Accountants and Consultants




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
Florida Community Banks, Inc. and subsidiary:

     We have audited the accompanying consolidated statements of financial condition of Florida Community Banks, Inc. and subsidiary (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005. We also have audited management's assessment, included in the accompanying "Management Report on Internal Control Over Financial Reporting," that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Florida Community Banks, Inc. and subsidiary as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, management's assessment that Florida Community Banks, Inc. and subsidiary maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by COSO. Furthermore, in our opinion, Florida Community Banks, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by COSO.


Birmingham, Alabama
March 2, 2006
                                                              Schauer Taylor, PC

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                           December 31, 2005 and 2004


                                                                                  2005                  2004
                                                                           ------------------    ------------------
Assets
   Cash and due from banks.............................................    $       27,177,610    $       18,665,823
   Interest-bearing demand deposits with banks.........................             5,002,739               948,255
   Federal funds sold..................................................               188,000                    --
                                                                           ------------------    ------------------
       Cash and Cash Equivalents.......................................            32,368,349            19,614,078

   Securities held-to-maturity, fair value of $59,290,254 in
     2005 and $68,991,864 in 2004......................................            61,033,171            69,330,160
   Other investment securities.........................................             5,209,265             4,935,077
   Loans held-for-sale.................................................               300,000               576,200

   Loans, net of unearned income.......................................           791,308,855           551,932,955
   Allowance for loan losses...........................................           (11,522,910)           (9,791,269)
                                                                           ------------------    ------------------
       Net Loans.......................................................           779,785,945           542,141,686

   Premises and equipment, net.........................................            13,776,233            13,345,071
   Accrued interest....................................................             4,941,241             3,289,678
   Foreclosed real estate..............................................             2,203,435             2,203,435
   Deferred taxes, net.................................................             5,830,225             4,313,485
   Other assets........................................................             1,633,670             1,115,434
                                                                           ------------------    ------------------

       Total Assets....................................................    $      907,081,534    $      660,864,304
                                                                           ==================    ==================

Liabilities and Shareholders' Equity

Liabilities

   Deposits
     Noninterest-bearing...............................................    $      129,559,895    $      113,217,461
     Interest-bearing..................................................           607,695,861           407,367,970
                                                                           ------------------    ------------------
       Total Deposits..................................................           737,255,756           520,585,431

   Short-term borrowings...............................................            25,088,000            14,057,000
   Accrued interest....................................................             2,399,280             1,407,563
   Deferred compensation...............................................               281,629               313,622
   Notes payable.......................................................                23,939                    --
   FHLB advances.......................................................            60,000,000            60,000,000
   Subordinated debentures.............................................            10,310,000            10,310,000
   Other liabilities...................................................             1,647,148             1,262,989
                                                                           ------------------    ------------------
       Total Liabilities...............................................           837,005,752           607,936,605

Shareholders' Equity
   Common stock - par value $0.01 per share, 10,000,000 shares authorized,
     5,493,141 shares issued and outstanding at December 31, 2005 and 5,423,185
     issued and outstanding at December 31, 2004.......................                54,931                54,231
   Paid-in capital.....................................................            18,364,812            17,146,496
   Retained earnings...................................................            51,656,039            35,726,972
                                                                           ------------------    ------------------
       Total Shareholders' Equity......................................            70,075,782            52,927,699
                                                                           ------------------    ------------------

       Total Liabilities and Shareholders' Equity......................    $      907,081,534    $      660,864,304
                                                                           ==================    ==================

                 See notes to consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                  Years Ended December 31, 2005, 2004 and 2003


                                                            2005                  2004                  2003
                                                     ------------------    ------------------    ------------------
Interest Income
   Interest and fees on loans.....................   $       54,686,904    $       37,739,970    $       31,871,196
   Interest and dividends on taxable securities...            2,883,246             1,622,283             1,331,446
   Interest on federal funds sold.................              210,213               197,144               237,388
   Interest on deposits in banks..................               78,047                24,378                79,717
                                                     ------------------    ------------------    ------------------
       Total Interest Income......................           57,858,410            39,583,775            33,519,747
                                                     ------------------    ------------------    ------------------

Interest Expense
   Interest on deposits...........................           13,863,702             7,109,471             7,923,935
   Interest on FHLB advances......................            2,308,069             1,503,145             1,604,325
   Interest on short-term borrowings..............              500,749                56,072                27,801
   Interest on subordinated debentures............              712,617               530,931               524,680
                                                     ------------------    ------------------    ------------------
       Total Interest Expense.....................           17,385,137             9,199,619            10,080,741
                                                     ------------------    ------------------    ------------------

Net interest income...............................           40,473,273            30,384,156            23,439,006
Provision for loan losses.........................            1,762,000             1,970,768             1,700,000
                                                     ------------------    ------------------    ------------------

Net Interest Income After Provision
   For Loan Losses................................           38,711,273            28,413,388            21,739,006

Noninterest Income
   Customer service fees..........................            1,465,639             1,350,302             1,365,106
   Income and gain on sale from other real
     estate owned.................................                   --               588,982               154,373
   Secondary market loan fees.....................              972,349               533,847               555,103
   Other operating income.........................            1,405,812             1,300,643               653,588
                                                     ------------------    ------------------    ------------------
       Total Noninterest Income...................            3,843,800             3,773,774             2,728,170
                                                     ------------------    ------------------    ------------------

Noninterest Expenses
   Salaries and employee benefits.................            7,851,022             7,728,811             7,007,575
   Occupancy and equipment expense................            2,205,868             1,730,033             1,532,288
   Expenses, write-downs, and losses on
     sale from other real estate owned............              126,082               479,159               349,052
   Other operating expenses.......................            2,750,343             2,313,330             2,091,035
                                                     ------------------    ------------------    ------------------
       Total Noninterest Expenses.................           12,933,315            12,251,333            10,979,950
                                                     ------------------    ------------------    ------------------

Income before income taxes........................           29,621,758            19,935,829            13,487,226
Income tax expense................................           11,403,727             7,693,897             5,090,677
                                                     ------------------    ------------------    ------------------

Net Income........................................   $       18,218,031    $       12,241,932    $        8,396,549
                                                     ==================    ==================    ==================

Earnings Per Common Share
   Basic..........................................   $            3.33     $            2.26     $            1.56
   Diluted........................................                3.29                  2.23                  1.54

Cash Dividends Declared Per
   Common Share...................................                0.42                  0.35                  0.15

Weighted Average Shares Outstanding
   Basic..........................................            5,476,205             5,419,554             5,396,603
   Diluted........................................            5,529,177             5,478,143             5,438,176


                 See notes to consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  Years Ended December 31, 2005, 2004 and 2003


                                             Common             Paid-in            Retained
                                              Stock             Capital            Earnings              Total
                                       ----------------    ----------------   -----------------   -----------------

Balance at
   December 31, 2002................   $         53,965    $     16,657,323   $      17,752,512   $      34,463,800

Net income - 2003...................                 --                  --           8,396,549           8,396,549
                                                                                                  -----------------
Comprehensive income................                 --                  --                  --           8,396,549
                                                                                                  -----------------
Issuance of stock options...........                 --               6,249                  --               6,249
Cash dividends - Common
   $0.15 per share..................                 --                  --            (780,829)           (780,829)
                                       ----------------    ----------------   -----------------   -----------------

Balance at
   December 31, 2003................             53,965          16,663,572          25,368,232          42,085,769

Net income - 2004...................                 --                  --          12,241,932          12,241,932
                                                                                                  -----------------
Comprehensive income................                 --                  --                  --          12,241,932
                                                                                                  -----------------
Sale of common stock................                266             464,936                  --             465,202
Issuance of stock options...........                 --              17,988                  --              17,988
Cash dividends - Common
   $0.35 per share..................                 --                  --          (1,883,192)         (1,883,192)
                                       ----------------    ----------------   -----------------   -----------------

Balance at
   December 31, 2004................             54,231          17,146,496          35,726,972          52,927,699

Net income - 2005...................                 --                  --          18,218,031          18,218,031
                                                                                                  -----------------
Comprehensive income................                 --                  --                  --          18,218,031
                                                                                                  -----------------
Sale of common stock................                700           1,161,533                  --           1,162,233
Issuance of stock options...........                 --              56,783                  --              56,783
Cash dividends - Common
   $0.42 per share..................                 --                  --          (2,288,964)         (2,288,964)
                                       ----------------    ----------------   -----------------   -----------------

Balance at
   December 31, 2005................   $         54,931    $     18,364,812   $      51,656,039   $      70,075,782
                                       ================    ================   =================   =================

                 See notes to consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 2005, 2004 and 2003


                                                            2005                  2004                  2003
                                                     ------------------    ------------------    ------------------

Operating Activities
   Net income.....................................   $       18,218,031    $       12,241,932    $        8,396,549
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Provision for loan losses..................            1,762,000             1,970,768             1,700,000
       Depreciation, amortization,
         and accretion, net.......................            1,181,656               943,682               917,628
       Deferred tax benefit.......................           (1,512,872)           (1,150,602)           (1,202,370)
       Gain on disposition of other
         real estate..............................                   --              (579,244)                   --
       Gain on disposition of
         premises and equipment...................              (21,216)             (414,508)                   --
       (Increase) decrease in accrued
         interest receivable......................           (1,651,563)             (580,576)              195,047
       Increase (decrease) in accrued
         interest payable.........................              991,717               548,780            (1,008,041)
       Other, net.................................             (157,099)              829,720                40,660
                                                     ------------------    ------------------    ------------------
       Net Cash Provided By
         Operating Activities.....................           18,810,654            13,809,952             9,039,473
                                                     ------------------    ------------------    ------------------

Investing Activities
   Purchases of other securities..................             (274,188)           (1,750,100)             (500,000)
   Purchases of investment securities
     held-to-maturity.............................                   --           (40,246,598)          (29,251,273)
   Proceeds from sales, maturities, calls
     and pay-downs of investment
     securities held-to-maturity..................            7,950,335             6,437,208            26,647,486
   Proceeds from sale of other securities ........                   --                    --               500,000
   Net increase in loans to customers.............         (239,099,700)         (111,333,522)          (27,502,464)
   Purchase of premises and equipment.............           (1,329,146)           (1,593,109)           (3,345,158)
   Proceeds from disposition of
     premises and equipment.......................               41,000               718,505                21,842
   Proceeds from disposition of
     foreclosed real estate.......................                   --               715,564                    --
                                                     ------------------    ------------------    ------------------
       Net Cash Used In
         Investing Activities.....................         (232,711,699)         (147,052,052)          (33,429,567)
                                                     ------------------    ------------------    ------------------


                          (Continued on following page)


                 See notes to consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                  Years Ended December 31, 2005, 2004 and 2003


                                                            2005                  2004                  2003
                                                     ------------------    ------------------    ------------------

Financing Activities
   Net increase in demand deposits, NOW
     accounts, and savings accounts...............   $       16,342,434    $       60,294,535    $       39,881,549
   Net increase (decrease) in certificates
     of deposit...................................          200,327,891            37,006,494           (40,531,669)
   Net increase in short-term borrowings..........           11,031,000             6,457,000             7,500,000
   Issuance of long-term debt.....................                   --            25,000,000                    --
   Repayments of long-term debt...................                   --            (5,021,698)          (10,000,000)
   Increase in other debt, net....................               23,939                    --                    --
   Sale of common stock...........................            1,162,233               465,202                    --
   Compensation associated with the
     issuance of options, net of tax..............               56,783                17,988                 6,227
   Cash dividends.................................           (2,288,964)           (1,883,192)             (780,829)
                                                     ------------------    ------------------    ------------------
       Net Cash Provided By (Used In)
          Financing Activities....................          226,655,316           122,336,329            (3,924,722)
                                                     ------------------    ------------------    ------------------

Net (Decrease) Increase in Cash and
   Cash Equivalents...............................           12,754,271           (10,905,771)          (28,314,816)

Cash and Cash Equivalents
   at Beginning of Year...........................           19,614,078            30,519,849            58,834,665
                                                     ------------------    ------------------    ------------------

Cash and Cash Equivalents
   at End of Year.................................   $       32,368,349    $       19,614,078    $       30,519,849
                                                     ==================    ==================    ==================



                 See notes to consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2005, 2004 and 2003



Note 1 - Summary of Significant Accounting Policies

     Florida Community Banks, Inc. ("FCBI") (a Florida corporation) and its wholly owned subsidiary, Florida Community Bank (the "Bank") (a Florida corporation) collectively referred to herein as the "Company," is headquartered in Immokalee, Florida. The Bank's main office is in Immokalee, Florida with nine additional branch offices in Southwest Florida; a new Valencia branch is scheduled to open in December 2006 or early 2007, which will replace the branch that is currently in a convenience store. The Company plans to open three, possibly four new branches in 2007. The Bank provides a full range of banking services to individual and corporate customers in Charlotte, Collier, Glades, Hendry, and Lee counties and the surrounding areas.

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

Securities

     Securities are classified as either held-to-maturity, available-for-sale, trading, or other.

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2005, 2004 and 2003


Note 1 - Summary of Significant Accounting Policies - Continued

     Securities held-to-maturity are those securities for which management has the ability and intent to hold on a long-term basis or until maturity. These securities are carried at amortized cost, adjusted for amortization of premiums and accretion of discount, to the earlier of the maturity or call date.

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

     Securities classified as other represent investments in equity securities carried at cost. These investments have no readily ascertainable market value; however, management is not aware of any conditions that would require adjustment to the reflected carrying values.

     Realized and unrealized gains and losses are based on the specific identification method.

     Declines   in  the  fair   value   of   individual   held-to-maturity   and
available-for-sale securities below their cost that are other-than-temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses.

The Company has no available-for-sale or trading securities.

Loans Held-for-Sale

     Loans held-for-sale are carried at the lower of aggregate cost or market. The cost of loans held-for-sale is the note amount plus certain net origination costs less discounts collected. Gains and losses resulting from changes in the market value of the inventory are netted. Any net gain that results is deferred; any net loss that results is recognized when incurred. The aggregate cost of loans held-for-sale at December 31, 2005 and 2004, approximates their aggregate net realizable value. Gains or losses on the sale of loans held-for-sale are included in other income.

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

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2005, 2004 and 2003

Note 1 - Summary of Significant Accounting Policies - Continued

     Loan origination and commitment fees, as well as certain direct origination costs, are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method or the straight-line method.

Allowance for Loan Losses

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

Income Recognition on Impaired and Nonaccrual Loans

     Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well collateralized and in the process of collection. If a loan or a portion of a loan is classified as doubtful or is partially charged off, the loan is generally classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.

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

                        December 31, 2005, 2004 and 2003

Note 1 - Summary of Significant Accounting Policies - Continued

     While a loan is classified as nonaccrual and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding, except in the case of loans with scheduled amortizations where the payment is generally applied to the oldest payment due. When the future collectability of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan has been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered. Interest income recognized on a cash basis was immaterial for the years ended December 31, 2005, 2004 and 2003.

Premises and Equipment

     Land is carried at cost. Other premises and equipment are stated at cost less accumulated depreciation. Expenditures for additions and major improvements that significantly extend the useful lives of the assets are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. The carrying values of assets traded in are used to adjust the carrying values of the new assets acquired by trade. Assets that are disposed of are removed from the accounts and the resulting gains or losses are recorded in operations.

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

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2005, 2004 and 2003

Note 1 - Summary of Significant Accounting Policies - Continued

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

Advertising Costs

     The  Company's  policy  is  to  expense   advertising  costs  as  incurred.
Advertising expense for the years ended December 31, 2005, 2004 and 2003 amounted to approximately $288,000, $265,000, and $222,000, respectively.

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

Stock-Based Compensation

     The Company has a stock-based employee compensation plan. The plan has been accounted for under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, as provided by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 allows for a prospective method of adoption of SFAS No. 123, whereas, the Company can prospectively account for the current expense of options granted during 2003 and thereafter. Options granted prior to 2003 continue to be accounted for under the recognition and measurement provisions of APB No. 25, Accounting for Stock Issued to Employees, and the related Interpretations. The compensation cost recognized for stock options granted in 2003, 2004, and 2005 was calculated based on the fair value at the date of grant. In accordance with the transition provisions of SFAS No. 148, this compensation expense has been included in net income for all periods presented. The unrecognized compensation expense for options granted prior to 2003 was immaterial for the years ended December 31, 2003, 2004, and 2005. Accordingly, the pro forma basic and diluted earnings per share of the Company that would result from this unrecognized compensation are approximately the same as that reported. On January 1st of 2006, the Company adopted SFAS No. 123(R), Share-Based Payment. The Company adopted SFAS No. 123(R) using the modified prospective method for interim periods for stock option expense, as provided by SFAS No. 148. The adoption of SFAS No. 123(R) is not expected to have a material effect on the Company's consolidated operating results.

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2005, 2004 and 2003

Note 1 - Summary of Significant Accounting Policies - Continued

     The following table illustrates the total stock compensation expense recorded in salaries and employee benefits expense for each quarter of 2005.

                                             First         Second          Third          Fourth          Total
                                        -------------  -------------   -------------  -------------  --------------

Stock option expense..................  $      13,553  $      15,947   $      23,222  $       4,061  $       56,783
Tax benefit...........................             --             --              --             --              --

     The Company has used the Black-Scholes option pricing model for all grant date estimations of fair value under SFAS No. 123 and will continue to use this model as the Company believes that its stock options have characteristics for which the Black-Scholes model provides an acceptable measure of fair value. The expected term of an option represents the period of time that the Company expects the options granted to be outstanding. The Company bases this estimate on a number of factors including vesting period, historical data, expected volatility, and blackout periods. The expected volatility used in the option pricing calculation is estimated considering historical volatility. The Company believes that historical volatility is a good predictor of the expected volatility. The expected dividend yield represents the expected dividend rate that will be paid out on the underlying shares during the expected term of the option, taking into account any expected dividend increases. The Company's options do not permit option holders to receive dividends and therefore the expected dividend yield was factored into the calculation. The risk-free rate is assumed to be a short-term treasury rate on the date of grant, such as a U.S. Treasury zero-coupon issue with a term equal to the expected term of the option.

     Stock option expense was computed with the following weighted average assumptions as of the grant dates:

                                                                        Years Ended December 31,
                                                     --------------------------------------------------------------
                                                            2005                  2004                  2003
                                                     ------------------    ------------------    ------------------
Assumptions:
   Average risk free interest rate................                 4.47%                3.97%                 3.31%
   Average expected volatility....................                13.00                11.10                  6.60
   Expected dividend yield........................                 1.50                 3.75                  3.17
   Expected life..................................            8.0 Years             8.0 Years             6.6 Years

     Prior to the adoption of SFAS No. 123(R), forfeitures were recognized as they occurred. The effect of adopting SFAS No. 123(R), which includes the impact of changing from the prior method of recognizing forfeitures as they occur to estimating forfeitures at the grant date, is not expected to be material.

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

                        December 31, 2005, 2004 and 2003

Note 1 - Summary of Significant Accounting Policies - Continued

     The Bank has available as a source of financing a line of credit with the Federal Home Loan Bank of Atlanta that is limited to 15% of assets (approximately $136,000,000 at December 31, 2005), of which approximately $76,000,000 was available and unused. The ability to utilize the remaining line is dependent on the amount of eligible collateral that is available to pledge to the Federal Home Loan Bank.

     The Bank has available as a source of financing a line of credit with the Federal Reserve Bank of Atlanta that is limited to a percent of collateral value, the percent determined by the type of collateral. At December 31, 2005, approximately $4,200,000 was available and unused. The ability to utilize the line is dependent on the amount of eligible collateral that is available to pledge to the Federal Reserve Bank of Atlanta.

     The Bank also has available as a source of short-term financing the purchase of federal funds from other commercial banks and commercial lines of credit. At December 31, 2005, the total amount available for short-term financing was $30,000,000.

     The Company has available a $5,000,000 line of credit with the Bankers Bank. This line is secured by 51% of the Bank's common stock and is due on demand by the lender. At December 31, 2005, $5,000,000 was available for additional funding.

Segment Information

     All of the Company's offices offer similar products and services, are located in the same geographic region, and serve the same customer segments of the market. As a result, management considers all units as one operating segment and therefore feels that the basic consolidated financial statements and related footnotes provide details related to segment reporting.

Reclassifications

     Certain amounts in 2004 and 2003 have been reclassified to conform with the 2005 presentation.

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

     In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The provisions of this statement are effective for contracts entered into or modified after June 20, 2003, and hedging relationships designated after June 30, 2003, and generally require that contracts with comparable characteristics be accounted for similarly. Except for the provisions related to FASB Statement 133, Accounting for Derivative

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2005, 2004 and 2003

Note 1 - Summary of Significant Accounting Policies - Continued

     Instruments and Hedging Activities, all provisions of this statement should be applied prospectively. The provisions of the statement related to Statement 133 Implementation Issues that have been effective for fiscal quarters that begin prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of the provisions of this statement did not have a material effect on the Company's operating results or financial position.

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

     In  December  2003,  the FASB  revised  previously  issued  SFAS  No.  132,
Employers' Disclosures about Pensions and Other Postretirement Benefits. This statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. This statement retains the disclosure requirements contained in FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The provisions of this statement are effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this statement are effective for interim periods beginning after December 15, 2003. The adoption of the provisions of this revised statement did not have a material effect on the Company's consolidated financial position or operating results.

     In  December   2003,   the  FASB  revised   previously   issued   Financial
Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin ("ARB") 51, Consolidated Financial Statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The new interpretation is referred to as FIN No. 46(R). The reporting and disclosure requirements of this Interpretation are effective for all financial statements of public companies for the first period ending after December 15, 2003, and for all other types of entities for periods ending after March 15, 2004. The adoption of this Interpretation did not have a material impact on the Company's consolidated financial statements.

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2005, 2004 and 2003

Note 1 - Summary of Significant Accounting Policies - Continued

     In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, which addresses the accounting for differences between contractual cash flows and expected cash flows for loans acquired in a transfer when those differences are attributable at least in part to a decline in credit quality. The scope of SOP 03-3 includes loans where there is evidence of deterioration in credit quality since origination, and includes loans acquired individually, in pools or as part of a business combination. Under SOP 03-3, the difference between expected cash flows and the purchase price is accreted as an adjustment to yield over the life. The adoption of SOP 03-03 did not have a material impact on the Company's consolidated financial position or operating results.

     In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on the remaining portions of EITF 03-01, The Meaning of Other-Than-Temporary Impairment and It's Application to Certain Investments, effective for the first fiscal year or interim period beginning after June 15, 2004. EITF 03-01 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (1) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment, and (2) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's cost and its fair value. Certain disclosure requirements of EITF 03-01 were adopted in 2003 and the Company began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the staff to issue proposed FSP EITF 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1 as final. However, in November 2005 FASB issued FASB Staff Position (retitled FSP 115-1/124-1), The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Company applied the guidance in this FSP in 2005 and there was no material affect to the results of operations or the statement of financial position.

     In  March  2004,  the  Securities  and  Exchange  Commission  issued  Staff
Accounting Bulletin ("SAB") No. 105, Application of Accounting Principles to Loan Commitments. SAB 105 requires that the fair value

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2005, 2004 and 2003

Note 1 - Summary of Significant Accounting Policies - Continued

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

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), entitled Share-Based Payment ("SFAS No. 123(R)") that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. This statement eliminates the alternative to use Opinion 25's intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. Under Opinion 25, issuing stock options to employees generally  resulted in  recognition  of no  compensation  cost.  This  statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). Recognition of that compensation cost helps users of financial statements to better understand the economic transactions affecting an entity and to make better resource allocation decisions. The Company is currently evaluating the provisions of SFAS No. 123(R) and will adopt it on January 1, 2006, the effective date of this statement. The adoption of this statement is not expected to have a material impact on the consolidated financial statements.

     On December 16, 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance when the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Management does not believe that the adoption of this standard will have a material impact on the financial condition or the operating results of the Company.

     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements--An Amendment of APB Opinion No. 28. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. It applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 eliminates the requirement in APB Opinion No. 20 to include the cumulative effect of changes in accounting principle in the income statement in the period of change. Instead, to enhance the comparability of prior period financial statements, SFAS No. 154 requires that changes in accounting principle be retrospectively applied. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. The cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments are recorded to opening retained earnings. Each period presented is adjusted to reflect the period-specific effects of applying the change. SFAS No. 154 also redefines "restatement" as the revising of previously issued

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2005, 2004 and 2003

Note 1 - Summary of Significant Accounting Policies - Continued

     financial statements to reflect the correction of an error. Only direct effects of the change will be included in the retrospective application; all indirect effects will be recognized in the period of change. If it is impracticable to determine the cumulative effect for all prior periods, the new accounting principle should be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

     In February 2006, the FASB issued SFAS No. 155 entitled Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 amends SFAS No. 133, entitled Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, entitled Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement permits fair value remeasurement of certain hybrid financial instruments containing embedded derivatives and requires evaluation of securitized financial assets for purposes of identifying items of a derivative nature. The statement includes further clarification as to the derivative classification of selected financial instruments. The provisions of SFAS No. 155 are effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The fair value "election" within the literature may be utilized upon adoption of the guidance related to hybrid financial instruments. Earlier adoption is permitted as of the beginning of a fiscal year, provided that reporting entities have not yet issued financial statements. The provisions within SFAS No. 155 may be applied to instruments "held" at the date of adoption on an instrument-by-instrument basis. At adoption, any difference between the total carrying amount of the individual components of the existing hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative-effect adjustment to beginning retained earnings. Reporting entities should separately disclose the gross gains and losses that make up the cumulative-effect adjustment, determined on an instrument-by-instrument basis. Prior periods should not be restated. The Company does not expect the adoption of this statement to have a material effect on the consolidated financial statements.

Earnings Per Common Share

     Basic earnings per common share are computed by dividing earnings available to stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock, as prescribed by SFAS No. 128, Earnings per Share. All per share amounts included in these consolidated financial statements have been retroactively adjusted to reflect the effects of the 1.2-for-1.0 stock splits which occurred during 2005, 2004, and 2003. The following reconciles the weighted average number of shares outstanding:

                                                            2005                  2004                  2003
                                                     ------------------    ------------------    ------------------

Weighted average of common
   shares outstanding.............................            5,476,205             5,419,554             5,396,603
Effect of dilutive options........................               52,972                58,589                41,573
                                                     ------------------    ------------------    ------------------

Weighted average of common shares
   outstanding effected for dilution..............            5,529,177             5,478,143             5,438,176
                                                     ==================    ==================    ==================

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2005, 2004 and 2003

Note 1 - Summary of Significant Accounting Policies - Continued

     In October 2005, December 2004, and December 2003, the Company issued 1.2-for-1.0 stock splits. All per share amounts included in these consolidated financial statements have been retroactively adjusted to give effect to these splits.

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

     In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods. The Company has no such items to be reclassified at December 31, 2005, 2004 and 2003.

Statements of Cash Flows

     The Company includes cash, due from banks, and certain cash equivalents in preparing the statements of cash flows. The following is supplemental disclosure to the statements of cash flows for the three years ended December 31, 2005.

                                                                        Years Ended December 31,
                                                     --------------------------------------------------------------
                                                            2005                  2004                  2003
                                                     ------------------    ------------------    ------------------

   Cash paid during the year for interest.........   $       16,393,420    $        8,650,839    $       11,088,782

   Cash paid during the year for income
     taxes, net...................................           12,644,132             8,159,604             6,550,908

   Non-cash Disclosures:

   Loans transferred to foreclosed
     real estate during the year..................                   --                62,346             6,371,833

   Proceeds from sale of foreclosed real
     estate financed through loans................                   --             3,891,469                    --

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2005, 2004 and 2003


Note 2 - Restrictions on Cash and Due from Bank Accounts

     The Bank is required by regulatory authorities to maintain average reserve balances either in vault cash or on deposit with the Federal Reserve. The average amount of those reserves required at December 31, 2005 and 2004, were approximately $12,364,000 and $8,879,000, respectively.


Note 3 - Securities

     The carrying amounts of securities held-to-maturity as shown in the consolidated statements of financial condition and their approximate fair values at December 31, 2005 and 2004 were as follows:

                                                                      Gross            Gross           Estimated
                                                  Amortized        Unrealized       Unrealized           Fair
                                                    Cost              Gains           Losses             Value
                                               ---------------  ---------------   ---------------  ----------------

Securities Held-to-Maturity

December 31, 2005:
   U. S. Government and
     agency securities......................   $     1,997,481  $             --  $        58,681  $      1,938,800
   Mortgage-backed securities...............        59,035,690            18,534        1,702,770        57,351,454
                                               ---------------  ----------------  ---------------  ----------------

                                               $    61,033,171  $         18,534  $     1,761,451  $     59,290,254
                                               ===============  ================  ===============  ================

December 31, 2004:
   U. S. Government and
     agency securities......................   $     1,996,586  $             --  $         9,186  $      1,987,400
   Mortgage-backed securities...............        67,333,574            96,466          425,576        67,004,464
                                               ---------------  ----------------  ---------------  ----------------

                                               $    69,330,160  $         96,466  $       434,762  $     68,991,864
                                               ===============  ================  ===============  ================

     The carrying amounts of other investment securities as shown in the consolidated statements of financial condition at December 31, 2005 and 2004 were as follows:

Other Investment Securities

                                                                                  2005                  2004
                                                                           ------------------    ------------------

Federal Home Loan Bank stock...........................................    $        4,020,100    $        3,750,100
Investment in Capital Security Investors, LLC..........................               500,000               500,000
Independent Bankers Bank of Florida....................................               308,058               308,058
Investment in FCBI Capital Trust I.....................................               310,000               310,000
The Bankers Bank stock.................................................                71,107                66,919
                                                                           ------------------    ------------------

                                                                           $        5,209,265    $        4,935,077
                                                                           ==================    ==================

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2005, 2004 and 2003


Note 3 - Securities - Continued

     The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005.

                                   Less Than 12 Months           12 Months or More                 Total
                               ---------------------------  --------------------------  ---------------------------
                                    Fair       Unrealized       Fair        Unrealized       Fair        Unrealized
   Description of Securities        Value        Losses         Value         Losses         Value         Losses
-----------------------------  -------------   -----------  -------------  -----------  -------------   -----------

U.S. Government and
   agency securities.........  $          --   $        --  $   1,938,800  $    58,681  $   1,938,800   $    58,681
Mortgage-backed
   securities................      9,453,814       253,172     46,543,445    1,449,598     55,997,259     1,702,770
                               -------------   -----------  -------------  -----------  -------------   -----------

     Total...................  $   9,453,814   $   253,172  $  48,482,245  $ 1,508,279  $  57,936,059   $ 1,761,451
                               =============   ===========  =============  ===========  =============   ===========

     U.S.  Government  and  Agency  Securities  - The  urealized  losses  on the
Company's investments in direct obligations of U.S. government agencies were caused by interest rate increases, The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold this investment until maturity, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2005

     Mortgage-Backed Securities - The unrealized losses on the Company's investment in mortgage-backed securities were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent, to hold those investments until maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2005.

     Other Investment Securities - The aggregate carrying value of the Company's cost-method investments totaled $5,209,265 at December 31, 2005. These investments were not evaluated for impairment because (a) the Company did not estimate the fair value of those investments in accordance with paragraphs 14 and 15 of SFAS No. 107 and (b) the Company did not identify any events or changes in circumstances that may have had a significant adverse effect on the fair value of those investments. The Company estimated that the fair value exceeded the cost of investments (that is, the investments were not impaired). Included in this amount are restricted investments in the Federal Home Loan Bank of Atlanta ($4,020,100), The Bankers Bank ($71,107), and the Independent Bankers Bank of Florida ($308,058). The investment in FCBI Capital Trust I represents the Company's $310,000 capitalization of a newly-formed subsidiary trust created to issue preferred securities. This investment represents 100 percent of the common stock issued by the trust, however, in accordance with the provisions of FIN No. 46(R), this subsidiary has not been consolidated into these consolidated financial statements (see Note 9).

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2005, 2004 and 2003


Note 3 - Securities - Continued

     The remaining $500,000 of cost-method investments consists of a 20% investment in Capital Security Investments, LLC. The investment venture is held with four other financial institutions for the purpose of buying trust preferred securities. The cost method is used because the Company cannot influence the decision making process by virtue of its 20% equal investment and the immaterial nature of the LLC's operations.

     The contractual maturities of securities held-to-maturity at December 31, 2005, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                           Securities
                                                                                        Held-to-Maturity
                                                                           ----------------------------------------
                                                                                  Amortized                Fair
                                                                                    Cost                   Value
                                                                           ------------------    ------------------
Due in one year or less................................................    $               --    $               --
Due after one year through five years..................................             2,054,667             1,995,823
Due after five years through ten years.................................             3,075,429             3,010,632
Due after ten years....................................................            55,903,075            54,283,799
                                                                           ------------------    ------------------

                                                                           $       61,033,171    $       59,290,254
                                                                           ==================    ==================

     There were no gross realized gains and losses from the sale of securities for the years ended December 31 2005, 2004, and 2003.

     Dispositions through calls, maturities, and pay-downs resulted in no net gain or loss during 2005, 2004 and 2003.

     Investment securities pledged to secure public funds on deposit, FHLB advances and for other purposes as required by law amounted to approximately $59,812,000 and $52,912,000 at December 31, 2005 and 2004, respectively.



              [The remainder of this page intentionally left blank]

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2005, 2004 and 2003


Note 4 - Loans

     The Company grants loans to customers primarily in Charlotte, Collier, Glades, Hendry and Lee Counties of Southwest Florida.

     The major classifications of loans as of December 31, 2005 and 2004 are as follows:

                                                                                  2005                  2004
                                                                           ------------------    ------------------

Commercial, financial and agricultural.................................    $       37,308,721    $       51,378,263
Real estate - construction.............................................           467,853,910           270,016,418
Real estate - mortgage.................................................           280,229,840           222,373,241
Consumer...............................................................             7,501,870             8,086,107
Other..................................................................             2,356,236             2,180,902
                                                                           ------------------    ------------------
   Total...............................................................           795,250,577           554,034,931
Unearned income........................................................            (3,941,722)           (2,101,976)
Allowance for loan losses..............................................           (11,522,910)           (9,791,269)
                                                                           ------------------    ------------------

Net loans..............................................................    $      779,785,945    $      542,141,686
                                                                           ==================    ==================

     Deposit overdrafts reclassified as loans and included in the other loan category amounted to $745,439 and $382,482, at December 31, 2005 and 2004, respectively.

     Information about impaired loans as of and for the years ended December 31 is as follows:

                                                                                  2005                  2004
                                                                           ------------------    ------------------

Impaired loans with a specific valuation allowance.....................    $               --    $               --
Impaired loans without a specific valuation allowance..................               827,553             7,808,893
                                                                           ------------------    ------------------

Total impaired loans...................................................    $          827,553    $        7,808,893
                                                                           ==================    ==================

Average monthly balance of impaired loans
   (based on month-end balances).......................................    $        1,061,913    $        9,600,345
Related allowance for credit losses....................................               130,628             1,171,334
Interest income recognized on impaired loans...........................                 3,412               464,673


     At December  31,  2005 and 2004,  the Company had loans past due 90 days or
more  and  still  accruing   interest  of   approximately   $106,000  and  $-0-,
respectively.

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2005, 2004 and 2003


Note 4 - Loans - Continued

     Total nonaccrual loans at December 31, 2005 and 2004 consisted of approximately $194,000 and $247,000, respectively. For the years ended December 31, 2005 and 2004, the difference between gross interest income that would have been recorded in such period if the nonaccruing loans had been current in accordance with their original terms and the amount of interest income on those loans that was included in such period's net income was approximately $14,000 and $32,000, respectively. The Bank has no commitments to loan additional funds to the borrowers of nonaccrual loans.

     The Company has no commitments to lend additional funds to the borrowers of nonaccrual loans.

     Net unamortized deferred loan fees and origination costs included in unearned income amounted to $3,941,722 and $2,101,976 as of December 31, 2005 and 2004.

     Commercial and residential real estate loans pledged to secure Federal Home Loan Bank advances and letters of credit amounted to approximately $40,340,000 and $38,457,000 at December 31, 2005 and 2004, respectively (see Note 9). Commercial and residential real estate loans pledged to secure the Federal Reserve Bank line of credit amounted to approximately $4,170,000 and $9,880,000 at December 31, 2005 and 2004, respectively.


Note 5 - Allowance for Loan Losses

     Changes in the allowance for loan losses for the years ended December 31, 2005, 2004 and 2003 were as follows:

                                                            2005                  2004                  2003
                                                     ------------------    ------------------    ------------------

   Balance at beginning of year...................   $        9,791,269    $        8,066,817    $        6,319,298

   Charge-offs....................................             (180,471)             (455,318)             (222,911)
   Recoveries.....................................              150,112               209,002               270,430
                                                     ------------------    ------------------    ------------------
     Net (charge-offs) recoveries.................              (30,359)             (246,316)               47,519
   Provision for loan losses......................            1,762,000             1,970,768             1,700,000
                                                     ------------------    ------------------    ------------------

   Balance at end of year.........................   $       11,522,910    $        9,791,269    $        8,066,817
                                                     ==================    ==================    ==================




              [The remainder of this page intentionally left blank]

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2005, 2004 and 2003


Note 6 - Premises and Equipment

Premises and equipment as of December 31, 2005 and 2004 is as follows:

                                                                                  2005                  2004
                                                                           ------------------    ------------------

   Land...............................................................     $        3,128,438    $        3,128,438
   Land improvements...................................................               567,594               409,011
   Building............................................................            10,788,536             9,974,358
   Furniture and equipment.............................................             4,642,568             3,889,338
   Automobiles.........................................................               368,519               352,194
   Construction in progress............................................               573,115             1,147,838
                                                                           ------------------    ------------------
                                                                                   20,068,770            18,901,177
   Accumulated depreciation............................................            (6,292,537)           (5,556,106)
                                                                           ------------------    ------------------

                                                                           $       13,776,233    $       13,345,071
                                                                           ==================    ==================

     The provision for depreciation charged to occupancy and equipment expense for the years ended December 31, 2005, 2004 and 2003 was $835,001, $711,547, and
$669,386, respectively.


Note 7 - Deposits

     The aggregate amounts of time deposits of $100,000 or more, including certificates of deposit of $100,000 or more at December 31, 2005 and 2004 were $341,816,538 and $184,621,865, respectively. Time deposits of less than $100,000 totaled $61,065,664 and $64,417,437 at December 31, 2005 and 2004, respectively.

     The maturities of time certificates of deposit and other time deposits issued by the Bank at December 31, 2005, are as follows:

     Year Ending December 31,
                   2006......................................................................    $      280,976,026
                   2007......................................................................            98,150,481
                   2008......................................................................            16,620,761
                   2009......................................................................             3,693,885
                   2010......................................................................             3,272,125
                   2011......................................................................               168,924
                                                                                                 ------------------

                                                                                                 $      402,882,202
                                                                                                 ==================

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2005, 2004 and 2003


Note 8 - Short-term Borrowings

Short-term borrowings at December 31, 2005 and 2004 consist of the following:

                                                                                  2005                  2004
                                                                           ------------------    ------------------

Federal funds purchased................................................    $       24,988,000    $        3,851,000
Balance due on investment in limited liability
  investment company...................................................               100,000               100,000
Securities sold under agreements to repurchase.........................                    --            10,106,000
                                                                           ------------------    ------------------

                                                                           $       25,088,000    $       14,057,000
                                                                           ==================    ==================

     Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                                                  2005                  2004
                                                                           ------------------    ------------------

Average balance during the year........................................    $        2,794,421    $          246,191
Average interest rate during the year..................................                 2.54%                 2.44%
Maximum month-end balance during the year..............................    $       10,106,000    $       10,106,000

U.S. Agency, municipal and mortgage-backed securities underlying the agreements at year end:

Carrying value.........................................................    $               --    $       10,302,842
Estimated fair value...................................................                    --            10,303,069




              [The remainder of this page intentionally left blank]

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2005, 2004 and 2003


Note 9 - Long-term Debt

     At December 31, 2005 and 2004, the Company had long-term debt totaling $70,333,939 and $70,310,000, respectively.

Long-term debt consists of the following at December 31:

                                                                                  2005                  2004
                                                                           ------------------    ------------------

Long-term  Federal Home Loan Bank advances,  with varying
  maturities from May 2006 through December 2014, the
  interest  rates have a variable base or are at a fixed rate between
  3.13% to 6.18%, secured by real estate mortgage loans and
  pledged securities..................................................     $       60,000,000   $        60,000,000

Long-term  subordinated  debentures;  interest  rate prime plus
  0.5%,  the  debenture has a 30-year life with a call option of 5
  years, subject to regulatory approval...............................             10,310,000            10,310,000

Notes payable to Ford Motor Credit, with an interest rate of
  0.90%, interest and principal paid monthly over  a  3-year
  period, secured by a vehicle........................................                 23,939                    --
                                                                           ------------------    ------------------

                                                                           $       70,333,939   $        70,310,000
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

                         FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2005, 2004 and 2003


Note 9 - Long-term Debt - Continued

     The Trust Preferred Securities mature in September 2032 and may be called by the Company at any time after June 2007.

Maturities of long-term debt following December 31, 2005, are as follows:

     Year Ending December 31,
                2006.........................................................................    $        5,009,906
                2007.........................................................................            10,009,906
                2008.........................................................................             5,004,127
                2009.........................................................................             5,000,000
                2010.........................................................................             5,000,000
                Thereafter...................................................................            40,310,000
                                                                                                 ------------------

                                                                                                 $       70,333,939
                                                                                                 ==================


Note 10 - Shareholders' Equity

     At December 31, 2005 and 2004, shareholders' equity of the Company consisted of the following:

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

     Stock Splits: In December 2003, the Company issued a 1.2 for 1.0 common stock split resulting in an increase in the number of outstanding shares by 624,325. In December 2004, the Company issued a 1.2 for 1.0 common stock split resulting in an increase in the number of outstanding shares by 749,528. In October 2005, the Company issued a 1.2 for 1.0 common stock split resulting in an increase in the number of outstanding shares by 903,864. All per share amounts included in these consolidated financial statements have been adjusted to give retroactive effect to the stock splits.

                         FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2005, 2004 and 2003


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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to adjusted total assets (as defined). Management believes, as of December 31, 2005, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

     As of December 31, 2005, the most recent notification from the applicable regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum Total capital, Tier 1 capital, and Tier 1 leverage ratios as disclosed in the following table. There are no changes in conditions or events since the most recent notification that management believes have changed the Bank's prompt corrective action category.




              [The remainder of this page intentionally left blank]

     The Company's and the Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                  To Be Well
                                                                                              Capitalized Under
                                                                    For Capital               Prompt Corrective
                                          Actual                 Adequacy Purposes            Action Provisions
                                 -----------------------      -----------------------     ------------------------
                                    Amount        Ratio         Amount         Ratio         Amount        Ratio
                                 -----------    --------      -----------   ---------     -----------    ---------
                                                               (Dollars in thousands)

As of December 31, 2005:

Total Capital
   Consolidated..............    $    91,035       10.39%     $    70,094        8.00%            N/A           N/A
   Florida Community
     Bank....................         90,415       10.33           70,028        8.00     $    87,535        10.00%
Tier 1 Capital
   Consolidated..............         80,076        9.14           35,047        4.00             N/A           N/A
   Florida Community
     Bank....................         79,466        9.08           35,014        4.00          52,521         6.00
Tier 1 Leverage
   Consolidated..............         80,076        8.96           35,750        4.00             N/A           N/A
   Florida Community
     Bank....................         79,466        8.90           35,700        4.00          44,625         5.00

As of December 31, 2004:

Total Capital
   Consolidated..............    $    70,536       11.63%     $    48,518        8.00%            N/A           N/A
   Florida Community
     Bank....................         69,844       11.53           48,477        8.00     $    60,597        10.00%
Tier 1 Capital
   Consolidated..............         62,928       10.38           24,259        4.00             N/A           N/A
   Florida Community
     Bank....................         62,242       10.27           24,239        4.00          36,358         6.00
Tier 1 Leverage
   Consolidated..............         62,928       10.14           24,819        4.00             N/A           N/A
   Florida Community
     Bank....................         62,242       10.05           24,774        4.00          30,968         5.00

                         FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2005, 2004 and 2003


Note 12 - Stock Option Plans

     Options to purchase Florida Community Banks, Inc. stock have been granted to directors, officers, and employees under the 2002 Key Employee Stock Compensation Program. The Florida Community Banks, Inc. 2002 Key Employee Stock Compensation Program Plan was approved by Florida Community Banks, Inc. shareholders in 2002. Under the 2002 plan, options may be granted to purchase up to a maximum of 269,855 common shares as adjusted for all subsequent stock dividends and splits.

     Under the plan, options expire 10 years after the date of grant and are issued at an option price no less than the market price of the Company's stock on the date of grant. Options granted are generally exercisable at 40% after one year and in annual 20% increments thereafter.

     The following table presents the activity in the plan for the years ended December 31, 2005, 2004 and 2003:

                                                2005                       2004                       2003
                                    --------------------------  --------------------------   ----------------------
                                                    Weighted                    Weighted                 Weighted
                                                     Average                     Average                  Average
                                                    Exercise                    Exercise                 Exercise
                                       Shares        Price         Shares        Price        Shares      Price
                                    -------------  ------------ -----------  -------------   --------   -----------

Outstanding at January 1,........         204,394  $      13.62     125,914  $       10.20     95,386   $     8.68
   Granted.......................          19,000         26.00      78,480          19.10     30,528        14.93
   Exercised.....................         (46,932)        13.98          --           0.00         --         0.00
   Forfeited.....................         (14,988)        16.74          --           0.00         --         0.00
   Expired.......................              --          1.11          --           0.00         --         0.00
                                    --------------              -----------                  --------

Outstanding at December 31,......         161,474         14.68     204,394          13.62    125,914        10.20
                                    =============               ===========                  ========

Exercisable at December 31,......         105,120         11.32      88,519           9.54     57,232         8.68
                                    =============               ===========                  ========

Weighted average fair value
   of options granted............                  $       5.93              $        2.58              $     1.08
                                                   ============              =============              ==========



              [The remainder of this page intentionally left blank]

                         FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2005, 2004 and 2003


Note 12 - Stock Option Plans - Continued

Options outstanding at year-end 2005 were as follows:

                                             Outstanding                             Exercisable
                                    -----------------------------    ----------------------------------------------
                                                       Weighted                                         Weighted
                                                        Average                                          Average
                                                       Remaining                        Weighted        Remaining
                                                      Contractual                        Average       Contractual
       Grant          Exercise                           Life                           Exercise          Life
       Date            Prices          Number           (Years)         Number           Price           (Years)
----------------   -------------   --------------   -------------    -------------   -------------   --------------

     10/25/01      $        8.68           74,650            5.81           74,650            8.68             5.81
     01/17/03              11.58            5,184            7.04            3,110           11.58             7.04
     12/22/03              16.67           11,520            7.97            6,912           16.67             7.97
     09/16/04              19.10           51,120            8.71           20,448           19.10             8.71
     12/15/05              26.00           19,000            9.96               --           26.00             9.96
                                   --------------                    --------------
                                          161,474            7.41          105,120           11.32             6.55
                                   ==============                    ==============

     As of December 31, 2005, there was $120,227 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. This cost is expected to be recognized over a weighted-average period of approximately 2.0 years.


Note 13 - Other Operating Expenses

     The major components of other operating expenses included in noninterest expenses at December 31, 2005, 2004 and 2003 are as follows (in thousands):

                                                            2005                  2004                  2003
                                                     ------------------    ------------------    ------------------

   Professional fees..............................   $              405    $              249    $              263
   Promotions and public relations................                  288                   265                   222
   Telephone......................................                  264                   188                   175
   Supplies.......................................                  224                   171                   152
   Examination and assessment.....................                  202                   176                   154
   ATM expense....................................                  188                   147                   137
   Courier........................................                  176                   127                   113
   Software maintenance...........................                  141                   138                   164
   Postage........................................                  117                   123                   136
   Bank charges...................................                  117                    91                    74
   Director's board and committee fees............                   70                    67                    67
   Employee educational expenses..................                   66                    70                    68
   Dues and subscriptions.........................                   57                    48                    44
   Other..........................................                  435                   453                   322
                                                     ------------------    ------------------    ------------------

                                                     $            2,750    $            2,313    $            2,091
                                                     ==================    ==================    ==================

                         FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2005, 2004 and 2003


Note 14 - Income Taxes

     Federal and state income taxes (payable) as of December 31, 2005 and 2004 included in other liabilities, respectively, were as follows:

                                                                                  2005                  2004
                                                                           ------------------    ------------------
Current
   Federal.............................................................    $         (549,841)   $          (42,924)

   State...............................................................               (76,289)              (25,381)

The components of the deferred income tax asset included in other assets as of December 31, 2005 and 2004 are as follows:

                                                                                  2005                  2004
                                                                           ------------------    ------------------

Deferred tax asset:
   Federal.............................................................    $        5,266,822    $        3,969,027
   State...............................................................               877,804               661,505
                                                                           ------------------    ------------------
     Total deferred income tax asset...................................             6,144,626             4,630,532
                                                                           ------------------    ------------------

Deferred tax liability:
   Federal.............................................................              (269,487)             (271,755)
   State...............................................................               (44,914)              (45,292)
                                                                           ------------------    ------------------
     Total deferred income tax liability...............................              (314,401)             (317,047)
                                                                           ------------------    ------------------

Net deferred tax asset.................................................    $        5,830,225    $        4,313,485
                                                                           ==================    ==================

The tax effects of each type of income and expense item that gave rise to deferred taxes are:

                                                                                  2005                  2004
                                                                           ------------------    ------------------

   Depreciation........................................................    $         (314,401)   $         (317,047)
   Allowance for loan losses...........................................             4,300,107             3,497,212
   Directors benefit plan..............................................               108,428               120,744
   Deferred loan fees..................................................             1,517,455               808,526
   Write-down of other real estate owned...............................               204,050               204,050
   Issuance of stock options...........................................                14,586                    --
                                                                           ------------------    -------------------

   Net deferred tax asset..............................................    $        5,830,225    $        4,313,485
                                                                           ==================    ==================

                         FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2005, 2004 and 2003


Note 14 - Income Taxes - Continued

     The components of income tax expense for the years ended December 31, 2005, 2004 and 2003 were as follows:

                                                            2005                  2004                  2003
                                                     ------------------    ------------------    ------------------
   Current
     Federal......................................   $       11,071,080    $        7,615,497    $        4,962,156
     State........................................            1,845,519             1,232,895               865,210

   Deferred
     Federal......................................           (1,296,782)             (989,535)             (631,451)
     State........................................             (216,090)             (164,960)             (105,238)
                                                     ------------------    ------------------    ------------------

                                                     $       11,403,727    $        7,693,897    $        5,090,677
                                                     ==================    ==================    ==================

     There were no material tax effects of securities transactions for the years ended December 31, 2005, 2004 and 2003.

     The principal reasons for the difference in the effective tax rate and the federal statutory rate are as follows for the years ended December 31, 2005, 2004 and 2003.

                                                  2005                     2004                        2003
                                       ------------------------   -----------------------    -----------------------

Federal income tax
   at statutory rates................  $   10,071,398      34.0%  $    6,778,182     34.0%   $   4,585,657      34.0%
Add (deduct)
   State income tax, net of
     federal tax benefit.............       1,075,423       3.6          704,837      3.5          501,582       3.7
   Other.............................         256,906       0.9          210,878      1.1            3,438       0.0
                                       --------------  --------   --------------  -------    -------------  --------

Totals...............................  $   11,403,727      38.5%  $    7,693,897     38.6%   $   5,090,677      37.7%
                                       ==============  ========   ==============  =======    =============  ========


Note 15 - Benefit Plans

     During the years ended December 31, 2005, 2004 and 2003, the Company had three qualified employee benefit plans: 1) a Pension Plan, 2) a Profit Sharing Plan and 3) an Employee Stock Ownership Plan ("ESOP"). The Plans cover substantially all employees, subject to similar eligibility requirements. The Pension Plan was terminated as of December 31, 2003. The Company's annual contribution to the Profit Sharing Plan is discretionary as determined by the board of directors. For the years ended December 31, 2005, 2004 and 2003, the Company's contributions charged to operations for the Profit Sharing Plan amounted to $511,518, $506,733, and $438,163, respectively. Effective January 1, 2003, the Company adopted the ESOP. The Company's annual contribution to the ESOP is discretionary as determined by the board of directors. The Company's contribution to the ESOP for 2005, 2004, and 2003 was $442,101, $575,626, and $433,523, respectively.

                         FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2005, 2004 and 2003


Note 15 - Benefit Plans - Continued

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

     Net  pension  cost  for  the   Director's   Benefit  Plan  and  the  Salary
Continuation Plan for 2005, 2004 and 2003 included the following components:

                                                            2005                  2004                  2003
                                                     ------------------    ------------------    ------------------

   Service cost (benefit).........................   $             (315)   $           29,369    $           27,952
   Interest cost..................................               26,489                29,233                36,608
                                                     ------------------    ------------------    ------------------

     Net periodic pension cost....................   $           26,174    $           58,602    $           64,560
                                                     ==================    ==================    ==================

     The following table sets forth the accumulated benefit obligation of the Director's Benefit Plan and the Salary Continuation Plan recognized in the Company's statements of financial condition at December 31, 2005 and 2004.

                                                                                  2005                  2004
                                                                           ------------------    ------------------

Present value of benefit obligation:
   Vested..............................................................    $          281,629    $          313,622
   Non-vested..........................................................                    --                    --
                                                                           ------------------    ------------------

Accumulated benefit obligation/pension liability.......................    $          281,629    $          313,622
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

                         FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2005, 2004 and 2003


Note 15 - Benefit Plans - Continued

     The aggregate benefit cost expected-to-be accrued for the year ending December 31, 2006, is $-0-.

     The measurement date for the plans is December 31 of each year. There are no plan assets on which to compute long-term rates of return.

     Expected benefit payments for the Benefit Plan and the Salary Plan following December 31, 2005, are as follows:

     Year Ending December 31,
                  2006.......................................................................    $           58,482
                  2007.......................................................................                58,482
                  2008.......................................................................                58,482
                  2009.......................................................................                58,482
                  2010.......................................................................                39,351
                  2011 - 2016................................................................               108,750
                                                                                                 ------------------

                  Total expected benefit payments............................................    $          382,029
                                                                                                 ==================


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

     Loan commitments are made to accommodate the financial needs of the Company's customers. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Historically, most loan commitments and standby letters of credit expire unused. The Company's exposure to credit loss in the event of nonperformance by the counter-party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. The estimated value of the collateral held to secure standby letters of credit at December 31, 2005, was approximately $22,750,632. The Company records a liability for the estimated fair value of standby letters of credit based on the fees charged for these arrangements. At December 31, 2005 and 2004 these recorded liabilities amounted to $41,933 and $40,712, respectively.

                         FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2005, 2004 and 2003


Note 16 - Commitments and Contingencies - Continued



     The total amounts of loan commitments and standby letters of credit are summarized as follows at December 31:

                                                                                          Contract or
                                                                                        Notional Amount
                                                                                  2005                  2004
                                                                           ------------------    ------------------

Loan commitments.......................................................    $      208,082,000    $      133,865,000
Standby letters of credit..............................................             2,771,000             3,715,000
                                                                           ------------------    ------------------

   Total unfunded commitments..........................................    $      210,853,000    $      137,580,000
                                                                           ==================    ==================

     Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the adequacy of the Company's allowance for loan losses. The total reserve allocated for unfunded commitments was approximately $348,000 and $386,000 at December 31, 2005 and 2004, respectively.

     The Company, as part of its retail mortgage loan production activities, routinely enters into short-term commitments to originate fixed rate loans. Most of the loans will be sold to third party correspondent banks upon closing. For those loans, the Company enters into individual forward sales commitments at the same time the commitment to originate is finalized. While the forward sales commitments function as an economic hedge and effectively eliminate the Company's financial risk of rate changes during the rate lock period, both the commitment to originate mortgage loans that will be sold and the commitment to sell the mortgage loans are derivatives, the fair values of which are essentially equal and offsetting. The fair values are calculated based on changes in market interest rates after the commitment date. The notional amounts of these mortgage loan origination commitments and the related forward sales commitments were immaterial at December 31, 2005. The unrealized gains/losses of the origination and sales commitments were not material at December 31, 2005.


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

     The Company maintains its cash accounts at various commercial banks in the United States. The balances in commercial banks are insured by the FDIC up to $100,000. Total uninsured balances held at correspondent commercial banks amounted to $10,887,886 and $1,720,085 at December 31, 2005 and 2004,
respectively.

                         FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2005, 2004 and 2003


Note 18 - Restrictions on Dividends

     The Bank is subject to the dividend restrictions set forth by the State Banking Department (Florida). Under such restrictions, the Bank may not, without the prior approval of the State Banking Department, declare dividends in excess of the sum of the current year's earnings plus the retained earnings from the prior two years. For the year ending December 31, 2006, the Bank can declare dividends, without prior regulatory approval, of approximately $27,873,000 plus an additional amount equal to its net profits for 2006.


Note 19 - Litigation

     While the Company is party to various legal proceedings arising from the ordinary course of business, management believes after consultation with legal counsel that there are no proceedings threatened or pending against the Company that will, individually or in the aggregate, have a material adverse effect on the business or financial condition of the Company.


Note 20 - Leases

     The Company leased facilities under non-cancelable operating leases during 2005, 2004 and 2003. The leases provided for renewal options and generally required the Company to pay maintenance, insurance, and property taxes. For the years ended December 31, 2005, 2004 and 2003, rental expense for such leases was $184,045, $177,520 and $175,620, respectively. The Company also entered into a sale/leaseback transaction with a related party in January 2001 for a branch facility, future minimum payments under this lease are included in the table below (see also Note 21).

     Future minimum lease payments under such non-cancelable operating leases at December 31, 2005, are as follows:

     Year Ending December 31,
                  2006.......................................................................    $          184,890
                  2007.......................................................................               188,792
                  2008.......................................................................               182,380
                  2009.......................................................................               183,089
                  2010.......................................................................               187,413
                  Thereafter.................................................................             1,854,311
                                                                                                 ------------------

     Total minimum lease payments............................................................    $        2,780,875
                                                                                                 ==================

                         FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2005, 2004 and 2003


Note 21 - Related Party Transactions

     Loans: Certain directors, executive officers, and principal shareholders, including their immediate families and associates were loan customers of the Company during 2005 and 2004. Such loans are made in the ordinary course of business at normal credit terms, including interest rates and collateral and do not represent more than a normal risk of collection. A summary of activity and amounts outstanding are as follows:

                                                                                  2005                  2004
                                                                           ------------------    ------------------

Balance at Beginning of Year...........................................    $        8,132,367    $        6,254,498
New loans..............................................................             1,858,748             4,402,105
Repayments.............................................................            (6,464,664)           (2,524,236)
Change in related parties..............................................                    --                    --
                                                                           ------------------    ------------------

Balance at End of Year.................................................    $        3,526,451    $        8,132,367
                                                                           ==================    ==================

     Deposits:   Deposits  held  from  related  parties  were   $15,200,405  and
$14,428,433 at December 31, 2005 and 2004, respectively.

     Other: The Company leases the land and premises of the Cypress Lake branch from a director. The lease was initiated in 2001 for a term of 15 years at an arms length fair rental. Noncancelable lease payments for the years ending December 31, 2006 through 2010 are $160,275, $164,282, $168,282, $172,599, and
$176,914, respectively. The agreement provides for annual increases of 2.5 percent.

     The Company, through the normal course of business, sells loan participations to certain directors and parties related to directors. The transactions are at arms length and do not have terms that are significantly different from other participations sold by the Company. The balance of participations sold to these parties at December 31, 2005, 2004, and 2003 were $4,701,415, $2,003,380, and $1,819,055, respectively.


Note 22 - Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and Short-Term Investments: For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

     Securities: For securities held-to-maturity, fair values are based on quoted market prices or dealer quotes. For other securities held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated to be approximately the carrying amount.

                         FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2005, 2004 and 2003


Note 22 - Fair Value of Financial Instruments - Continued

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

                         FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2005, 2004 and 2003


Note 22 - Fair Value of Financial Instruments - Continued

     The estimated fair values of the Company's financial instruments as of December 31, 2005 and 2004 are as follows:

                                                             2005                               2004
                                               ---------------------------------  ---------------------------------
                                                  Carrying            Fair           Carrying            Fair
                                                   Amount             Value            Amount            Value
                                               ---------------  ----------------  ---------------  ----------------
                                                        (in thousands)                     (in thousands)
Financial Assets
   Cash and short-term investments..........   $        32,368  $         32,368  $        19,614  $         19,614
   Securities...............................            66,242            64,499           74,265            73,927
   Loans....................................           791,609           795,098          552,509           552,948
   Accrued interest receivable..............             4,941             4,941            3,290             3,290
                                               ---------------  ----------------  ---------------  ----------------

     Total Financial Assets.................   $       895,160  $        896,906  $       649,678  $        649,779
                                               ===============  ================  ===============  ================

Financial Liabilities
   Deposits.................................   $       737,256  $        737,840  $       520,585  $        521,618
   Short-term borrowings....................            25,088            25,088           14,057            14,057
   Long-term debt...........................            70,334            70,334           70,310            70,310
   Accrued interest payable.................             2,399             2,399            1,408             1,408
                                               ---------------  ----------------  ---------------  ----------------

     Total Financial Liabilities............   $       835,077  $        835,661  $       606,360  $        607,393
                                               ===============  ================  ===============  ================

Financial Instruments
   Commitments to extend credit.............   $       208,082  $          2,081  $       133,865  $          1,339
   Standby letters of credit................             2,771                42            3,715                41
                                               ---------------  ----------------  ---------------  ----------------

     Total Unrecognized Financial
       Instruments..........................   $       210,853  $          2,123  $       137,580  $          1,380
                                               ===============  ================  ===============  ================




             [The remainder of this page intentionally left blank.]

                         FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2005, 2004 and 2003


Note 23 - Condensed Parent Company Information


Statements of Financial Condition

                                                                                  2005                  2004
                                                                           ------------------    ------------------
Assets

   Cash and due from banks.............................................    $          375,320    $          400,493
   Other investment securities.........................................               810,000               810,000
   Investment in subsidiaries (equity method) -
     eliminated upon consolidation.....................................            79,466,176            62,242,329
   Other assets........................................................               107,420               156,422
                                                                           ------------------    ------------------

     Total Assets......................................................    $       80,758,916    $       63,609,244
                                                                           ==================    ==================

Liabilities and Shareholders' Equity

Liabilities

   Subordinated debentures.............................................    $       10,310,000    $       10,310,000
   Other debt..........................................................               100,000               100,000
   Other liabilities...................................................               273,134               271,545
                                                                           ------------------    ------------------
     Total Liabilities.................................................            10,683,134            10,681,545

     Total Shareholders' Equity........................................            70,075,782            52,927,699
                                                                           ------------------    ------------------

     Total Liabilities and Shareholders' Equity........................    $       80,758,916    $       63,609,244
                                                                           ==================    ==================




             [The remainder of this page intentionally left blank.]

                          FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2005, 2004 and 2003


Note 23 - Condensed Parent Company Information - Continued


Statements of Income

                                                                                  2005                  2004
                                                                           ------------------    ------------------
Income
   Dividends from subsidiaries - eliminated upon consolidation.........    $        1,535,743    $        2,030,304
   Interest and other..................................................                69,886                34,319
                                                                           ------------------    ------------------
     Total Income......................................................             1,605,629             2,064,623
                                                                           ------------------    ------------------

Expenses
   Interest............................................................               712,618               531,660
   Salaries and employee benefits......................................                91,954                94,476
   Other expenses......................................................               156,192               120,933
                                                                           ------------------    ------------------
     Total Expenses....................................................               960,764               747,069
                                                                           ------------------    ------------------

Income before income taxes and equity in
   undistributed earnings of subsidiary................................               644,865             1,317,554
Income tax benefit.....................................................               349,319               274,943
                                                                           ------------------    ------------------

Income before equity in undistributed
   earnings of subsidiary..............................................               994,184             1,592,497
Equity in undistributed earnings of subsidiary.........................            17,223,847            10,649,435
                                                                           ------------------    ------------------

     Net Income........................................................    $       18,218,031    $       12,241,932
                                                                           ==================    ==================




             [The remainder of this page intentionally left blank.]

                         FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2005, 2004 and 2003


Note 23 - Condensed Parent Company Information - Continued


Statements of Cash Flows

                                                                                  2005                  2004
                                                                           ------------------    ------------------
Operating Activities
   Net income..........................................................    $       18,218,031    $       12,241,932
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Equity in undistributed income of subsidiary......................           (17,223,847)          (10,649,435)
     Other.............................................................                50,591               316,786
                                                                           ------------------    ------------------
       Net Cash Provided By Operating Activities.......................             1,044,775             1,909,283
                                                                           ------------------    ------------------

Financing Activities
   Sale of common stock................................................             1,162,233               465,202
   Repayment of short-term debt........................................                    --              (400,000)
   Costs associated with the issuance of options.......................                56,783                17,988
   Cash dividends......................................................            (2,288,964)           (1,883,192)
                                                                           ------------------    ------------------
     Net Cash Used In Financing Activities.............................            (1,069,948)           (1,800,002)
                                                                           ------------------    ------------------

Net (Decrease) Increase In Cash and Cash Equivalents...................               (25,173)              109,281

Cash and Cash Equivalents at Beginning of Year.........................               400,493               291,212
                                                                           ------------------    ------------------

Cash and Cash Equivalents at End of Year...............................    $          375,320    $          400,493
                                                                           ==================    ==================

Cash Paid During the Year For:
   Interest............................................................    $          712,618    $          531,660




             [The remainder of this page intentionally left blank.]

                         FLORIDA COMMUNITY BANKS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2005, 2004 and 2003


Note 24 - Quarterly Results of Operations (Unaudited)

     Selected quarterly results of operations for the four quarters ended December 31 are as follows:

                                          First          Second          Third         Fourth
                                         Quarter         Quarter        Quarter        Quarter           Total
                                      -------------  -------------   -------------  -------------  ----------------
                                                                    (In Thousands)
2005:
Total interest income..............   $      11,734  $      13,667   $      15,113  $      17,344  $         57,858
Total interest expense.............           3,172          3,821           4,577          5,815            17,385
Provision for loan losses..........              --             --              32          1,730             1,762
Net interest income after
   provision for loan losses.......           8,562          9,846          10,504          9,799            38,711
Other noninterest income...........             901          1,023             847          1,073             3,844
Other noninterest expense..........           2,885          3,162           3,354          3,532            12,933
Income tax expense.................           2,535          2,970           3,080          2,819            11,404
Net income.........................           4,043          4,737           4,917          4,521            18,218
Per common share
   Basic earnings..................            0.73           0.87            0.90           0.83              3.33
   Diluted earnings................            0.73           0.86            0.88           0.82              3.29

2004:
Total interest income..............   $       9,058  $       9,596   $      10,141  $      10,789  $         39,584
Total interest expense.............           2,172          2,245           2,283          2,500             9,200
Provision for loan losses..........             300            200             750            721             1,971
Net interest income after
   provision for loan losses.......           6,586          7,151           7,108          7,568            28,413
Other noninterest income...........             727          1,118             659          1,270             3,774
Other noninterest expense..........           2,848          3,028           2,962          3,413            12,251
Income tax expense.................           1,680          1,975           1,805          2,234             7,694
Net income.........................           2,785          3,266           3,000          3,191            12,242
Per common share
   Basic earnings..................            0.52           0.61            0.55           0.58              2.26
   Diluted earnings................            0.51           0.60            0.55           0.57              2.23

2003:
Total interest income..............   $       8,304  $       8,447   $       8,502  $       8,267  $         33,520
Total interest expense.............           2,818          2,737           2,381          2,145            10,081
Provision for loan losses..........             300            300             700            400             1,700
Net interest income after
   provision for loan losses.......           5,186          5,410           5,421          5,722            21,739
Other noninterest income...........             626            666             663            773             2,728
Other noninterest expense..........           2,557          2,647           2,934          2,842            10,980
Income tax expense.................           1,226          1,302           1,185          1,377             5,090
Net income.........................           2,029          2,127           1,965          2,276             8,397
Per common share
   Basic earnings..................            0.38           0.40            0.36           0.42              1.56
   Diluted earnings................            0.38           0.39            0.36           0.41              1.54

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

          The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

          Based on our assessment, management believes that, as of December 31, 2005, the Company's internal control over financial reporting is effective based on those criteria.

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

ITEM 9B.  OTHER INFORMATION

          The Company did not fail to file any Form 8-K to disclose any information required to be disclosed therein during the fourth quarter of 2005.


                                    PART III



ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information appearing under the headings "ELECTION OF DIRECTORS," "BOARD OF DIRECTORS" and "COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934" on pages 3 to 7 and 13 in the Proxy Statement (the "2006 Proxy Statement") relating to the annual meeting of shareholders of the Company, scheduled to be held on April 20, 2006, is incorporated herein by reference. On March 3, 2003, the Company adopted a Code of Ethic applicable to its Chief Financial Officer and its Chief Executive Officer.


ITEM 11.  EXECUTIVE COMPENSATION

     The information appearing under the headings "EXECUTIVE COMPENSATION" and "EMPLOYEE BENEFITS" on pages 7 to 12 of the 2006 Proxy Statement is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information appearing under the heading "ELECTION OF DIRECTORS" on pages 3 to 4 of the 2006 Proxy Statement and from Item 5 above is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information appearing under the heading "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" on pages 12 to 13 of the 2006 Proxy Statement is incorporated herein by reference.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees The aggregate fees billed for professional services by Schauer Taylor in connection with the audit of the annual financial statements and the reviews of the financial statements included in the Company's quarterly filings with the Securities and Exchange Commission for the fiscal years ended December 31, 2005 and 2004, were $166,005 and $64,501, respectively.

     Audit-Related Fees: In 2005 and 2004, Schauer Taylor also billed the Company $135,730 and $92,997, respectively, for fees reasonably related to the performance of its audit and reviews of financial statements. Such fees included travel and miscellaneous related fees.

     Tax Fees: In 2005 and 2004, Schauer Taylor also billed the Company $17,430 and $11,550, respectively, for tax compliance and advice, including the preparation of the Company's corporate tax returns.

     In all instances, Schauer Taylor's performance of those services was pre-approved by the Company's Audit Committee.

                                     PART IV


ITEM 15.  EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

     (a)  1. Financial Statements.

          The following consolidated financial statements are located in Item 8 of this Report:

          Report of Independent Registered Public Accounting Firm
          Consolidated Statements of Financial Condition as of December
            31, 2005 and 2004
          Consolidated Statements of Income for the Years Ended December 31,
            2005, 2004 and 2003
          Consolidated Statements of Shareholders' Equity for the Years Ended
            December 31, 2005, 2004 and 2003
          Consolidated Statements of Cash Flows for the Years Ended December 31,
            2005, 2004 and 2003
          Notes to Consolidated Financial Statements
          Quarterly Results (Unaudited)

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

   10.7        Employee  Stock  Ownership  Plan (included as Exhibit 10.5 to the
               Company's Form S-8 filed May 6, 2004, and incorporated herein by reference).

    11         Statement re: computation of per share earnings                                                   87

    12         Statement re: computation of ratios                                                               87

    14         Code of Ethics  (included as Exhibit 99.1 to the  Company's  Form
               8-K  filed  on  March  3,  2003,  and   incorporated   herein  by
               reference.)

    21         Subsidiaries of the Registrant                                                                    88

    24         Power of Attorney                                                                                 92

    31.1       Chief Executive  Officer - Certification  of principal  executive officer  pursuant to the Exchange Act Rule 13(a) - 14(a) or 15(d)
               - 14(a).                                                                                          89

    31.2       Chief Financial  Officer - Certification  of principal  financial officer  pursuant to the Exchange Act Rule 13(a) - 14(a) or 15(d)
               - 14(a).                                                                                          90

    32.1       Chief  Executive  Officer -  Certification  pursuant to 18 U.S.C.
               Section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002                                                                        91

    32.2       Chief  Financial  Officer -  Certification  pursuant to 18 U.S.C.
               Section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002                                                                        91





* The referenced exhibit is a compensatory contract, plan or arrangement.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           FLORIDA COMMUNITY BANKS, INC.

Date:  March 14, 2006                      By:    /s/ Stephen L. Price
                                           -------------------------------------
                                           Stephen L. Price
                                           Chairman and Chief Executive Officer


Date:   March 14, 2006                     By:    /s/ Guy W. Harris
                                           -------------------------------------
                                           Guy W. Harris
                                           Chief Financial Officer

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

              24                    Power of Attorney

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

              31.2                  Certification   of  Chief   Financial   Officer   Pursuant   to  Section   302  of
                                    Sarbanes-Oxley Act of 2002.

              32.1                  Certification  of President and Chief  Executive  Officer  Pursuant to Section 906
                                    of Sarbanes-Oxley Act of 2002.

              32.2                  Certification   of  Chief   Financial   Officer   Pursuant   to  Section   906  of
                                    Sarbanes-Oxley Act of 2002.

EXHIBIT 11 - STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

                          Florida Community Banks, Inc.
                   Computation of Net Income Per Common Share

The following tabulation presents the calculation of basic and diluted earnings per common share for the years ended December 31, 2005, 2004 and 2003.

                                                                        2005               2004             2003
                                                                 ----------------   ---------------    ---------------
Basic Earnings Per Share:
   Net income................................................    $     18,218,031   $    12,241,932    $     8,396,549
                                                                 ================   ===============    ===============

   Earnings on common shares.................................    $     18,218,031   $    12,241,932    $     8,396,549
                                                                 ================   ===============    ===============

   Weighted average common shares outstanding - basic........           5,476,205         5,419,554          5,396,603
                                                                 ================   ===============    ===============

   Weighted average common shares outstanding - diluted......           5,529,177         5,478,143          5,438,176
                                                                 ================   ===============    ===============

   Basic earnings per common share...........................    $          3.33    $          2.26    $          1.56
                                                                 ===============    ===============    ===============

   Diluted earnings per common share.........................    $          3.29    $          2.23    $          1.54
                                                                 ===============    ===============    ===============


EXHIBIT 12 - STATEMENT RE: COMPUTATION OF RATIOS

                          Florida Community Banks, Inc.
                Computation of Ratio of Earnings to Fixed Charges

                                                                               Year Ended December 31,
                                                                  -------------------------------------------------
                                                                       2005             2004              2003
                                                                  --------------    -------------    --------------
                                                                               (Dollars in thousands)

Pretax income.................................................    $       29,622    $      19,936    $       13,487
Add fixed charges:
   Interest on deposits.......................................            13,864            7,109             7,924
   Interest on borrowings.....................................             3,521            2,090             2,157
   Portion of rental expense representing interest expense....                61               59                60
                                                                  --------------    -------------    --------------
     Total fixed charges......................................            17,446            9,258            10,141
                                                                  --------------    -------------    --------------

Income before fixed charges...................................    $       47,068    $      29,194    $       23,628
                                                                  ==============    =============    ==============

Pretax income.................................................    $       29,622    $      19,936    $       13,487
Add fixed charges (excluding interest on deposits):
   Interest on borrowings.....................................             3,521            2,090             2,157
   Portion of rental expense representing interest expense....                61               59                60
                                                                  --------------    -------------    --------------
     Total fixed charges......................................             3,582            2,149             2,217
                                                                  --------------    -------------    --------------

Income before fixed charges (excluding interest on
   deposits)..................................................    $       33,204    $      22,085    $       15,704
                                                                  ==============    =============    ==============

Ratio of Earnings to Fixed Charges
   Including interest on deposits.............................             3.71              3.15              2.33
   Excluding interest on deposits.............................             9.27             10.28              7.08

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


Date:   March 14, 2006            By:   /s/  Stephen L. Price
                                  ----------------------------------------------
                                  Stephen L. Price, President, Chief Executive
                                  Officer and Chairman of the Board of Directors

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


Date:   March 14, 2006            By: /s/  Guy W. Harris
                                  ----------------------------------------------
                                  Guy W. Harris
                                  Chief Financial Officer

EXHIBIT 32.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with Florida Community Banks, Inc.'s ("Company") Annual Report on Form 10-K for the period ended December 31, 2005 ("Report"), each of the undersigned certify that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





Date:   March 14, 2006             By:   /s/ Stephen L. Price
                                   -------------------------------------------
                                   Stephen L. Price
                                   President and Chief Executive Officer



EXHIBIT 32.2

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with Florida Community Banks, Inc.'s ("Company") Annual Report on Form 10-K for the period ended December 31, 2005 ("Report"), each of the undersigned certify that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





Date:    March 14, 2006           By:   /s/ Guy W. Harris
                                  -------------------------------------------
                                  Guy W. Harris
                                  Chief Financial Officer

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

                Directors                                     Date

/s/ Beauford E. Davidson                                 March 14, 2006
----------------------------------------
Beauford E. Davidson


/s/ Patrick B. Langford                                  March 14, 2006
----------------------------------------
Patrick B. Langford


/s/ Lewis J. Nobles, Jr.                                 March 14, 2006
----------------------------------------
Lewis J. Nobles, Jr.


/s/ Jon R. Olliff                                        March 14, 2006
----------------------------------------
Jon R. Olliff


/s/ James O'Quinn                                        March 14, 2006
----------------------------------------
James O'Quinn


/s/ Stephen L. Price                                     March 14, 2006
----------------------------------------
Stephen L. Price


/s/ Bernard T. Rasmussen                                 March 14, 2006
----------------------------------------
Bernard T. Rasmussen


/s/ Daniel G. Rosbough                                   March 14, 2006
----------------------------------------
Daniel G. Rosbough


/s/ James E. Williams, Jr.                               March 14, 2006
----------------------------------------
James E. Williams, Jr.