Form 10-Q
period 2006-05-09
FLORIDA COMMUNITY BANKS INC
filed 2006-05-09
CIK 1170902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    Form 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2006

                                       OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b of the Exchange Act).

         Yes     |_|           No    |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock, $0.01 par                  Outstanding at May 2, 2006: 5,493,141

                                    Form 10-Q
                          FLORIDA COMMUNITY BANKS, INC.
                                 March 31, 2006



                                TABLE OF CONTENTS

                                                                                                           Page No.
Part I - Financial Information

  Item 1 - Consolidated Financial Statements (Unaudited)

           Consolidated Statements of Financial Condition as of March 31, 2006
              and December 31, 2005.......................................................................     3

           Consolidated Statements of Income for the Three Months Ended
              March 31, 2006 and 2005.....................................................................     4

           Consolidated Statement of Shareholders' Equity for the Three Months
              Ended March 31, 2006........................................................................     5

           Consolidated Statements of Cash Flows for the Three Months
              Ended March 31, 2006 and 2005...............................................................     6

           Notes to Consolidated Financial Statements.....................................................     7

  Item 2 - Management's Discussion and Analysis of

           Financial Condition and Results of Operations..................................................    12

  Item 3 - Quantitative and Qualitative Disclosures about Market Risk.....................................    19

  Item 4 - Controls and Procedures........................................................................    20


Part II - Other Information


  Item 1 - Legal Proceedings..............................................................................    21

  Item 1A - Risk Factors..................................................................................    21

  Item 6 - Exhibits.......................................................................................    21


  Signatures

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                          FLORIDA COMMUNITY BANKS, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                March 31, 2006 (Unaudited) and December 31, 2005


                                                                                    March 31,
                                                                                      2006           December 31,
                                                                                   (Unaudited)           2005
Assets
   Cash and due from banks.................................................     $     22,314,218  $      27,177,610
   Interest-bearing demand deposits with banks.............................              447,215          5,002,739
   Federal funds sold......................................................           20,541,000            188,000
                                                                                ----------------  -----------------
       Cash and Cash Equivalents...........................................           43,302,433         32,368,349

   Securities held-to-maturity, fair value of $57,874,197 in
     2006 and $59,290,254 in 2005..........................................           59,744,206         61,033,171
   Other investment securities.............................................            5,701,465          5,209,265
   Loans held-for-sale.....................................................              929,500            300,000

   Loans, net of unearned income...........................................          867,260,848        791,308,855
   Allowance for loan losses...............................................          (12,478,595)       (11,522,910)
                                                                                ----------------  -----------------
       Net Loans...........................................................          854,782,253        779,785,945

   Premises and equipment, net.............................................           13,772,655         13,776,233
   Accrued interest........................................................            4,650,041          4,941,241
   Foreclosed real estate..................................................            2,203,435          2,203,435
   Deferred taxes, net.....................................................            6,252,286          5,830,225
   Other assets............................................................            1,829,731          1,633,670
                                                                                ----------------  -----------------

       Total Assets........................................................     $    993,168,005  $     907,081,534
                                                                                ================  =================

Liabilities and Shareholders' Equity

Liabilities

   Deposits
     Noninterest-bearing...................................................     $    129,728,467  $     129,559,895
     Interest-bearing......................................................          710,077,183        607,695,861
                                                                                ----------------        -----------
       Total Deposits......................................................          839,805,650        737,255,756


   Short-term borrowings...................................................              100,000         25,088,000
   Accrued interest........................................................            2,528,085          2,399,280
   Deferred compensation...................................................              272,881            281,629
   ESOP guaranteed note payable............................................              445,585                 --
   FHLB advances...........................................................           60,000,000         60,000,000
   Subordinated debentures.................................................           10,310,000         10,310,000
   Income taxes payable....................................................            3,658,620            626,130
   Other liabilities.......................................................            1,217,933          1,044,957
                                                                                ----------------  -----------------

       Total Liabilities...................................................          918,338,754        837,005,752

Shareholders' Equity
   Common stock - par value $0.01 per share, 10,000,000 shares authorized,
     5,493,141 shares issued and 5,477,776 outstanding at March 31, 2006 and
     5,493,141 issued and outstanding at December 31, 2005.................               54,931             54,931
   Paid-in capital.........................................................           18,369,962         18,364,812
   Unearned ESOP shares....................................................             (445,585)                --
   Retained earnings.......................................................           56,849,943         51,656,039
                                                                                ----------------  -----------------

       Total Shareholders' Equity..........................................           74,829,251         70,075,782
                                                                                ----------------  -----------------

       Total Liabilities and Shareholders' Equity..........................     $    993,168,005  $     907,081,534
                                                                                ================  =================

                 See notes to consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                   Three months Ended March 31, 2006 and 2005
                                   (Unaudited)


                                                                                           Three Months
                                                                                          Ended March 31,
                                                                                      2006               2005
                                                                                ----------------  -----------------

Interest Income
   Interest and fees on loans................................................   $     18,075,990  $      10,905,274
   Interest and dividends....................................................            717,581            755,214
   Interest on federal funds sold and other interest income..................            122,107             73,150
                                                                                ----------------  -----------------
     Total Interest Income...................................................         18,915,678         11,733,638
                                                                                ----------------  -----------------

Interest Expense
   Interest on deposits......................................................          6,045,790          2,391,935
   Interest on borrowed funds................................................            927,386            779,848
                                                                                ----------------  -----------------
     Total Interest Expense..................................................          6,973,176          3,171,783
                                                                                ----------------  -----------------

Net Interest Income..........................................................         11,942,502          8,561,855

Provision for loan losses....................................................            980,000                 --
                                                                                ----------------  -----------------

Net Interest Income After Provision for Loan Losses..........................         10,962,502          8,561,855

Noninterest Income
   Customer service fees.....................................................            424,921            524,486
   Other noninterest income..................................................            517,283            376,485
                                                                                ----------------  -----------------
       Total Noninterest Income..............................................            942,204            900,971
                                                                                ----------------  -----------------

Noninterest Expenses
   Salaries and employee benefits............................................          2,237,344          1,866,021
   Occupancy and equipment expense...........................................            515,346            485,692
   Other noninterest expenses................................................            709,116            533,059
                                                                                ----------------  -----------------
       Total Noninterest Expenses............................................          3,461,806          2,884,772
                                                                                ----------------  -----------------

Income before income taxes...................................................          8,442,900          6,578,054
Provision for income tax expense.............................................          3,248,996          2,535,216
                                                                                ----------------  -----------------

Net Income...................................................................   $      5,193,904  $       4,042,838
                                                                                ================  =================

Weighted average common shares outstanding - basic...........................          5,488,873          5,432,285
Weighted average common shares outstanding - diluted.........................          5,559,281          5,510,335

Basic earnings per common share..............................................   $           0.95               0.74
Diluted earnings per common share............................................               0.93               0.73

Cash dividends declared per common share.....................................               0.00               0.00

                 See notes to consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        Three months Ended March 31, 2006
                                   (Unaudited)





                                               Common   Paid-in           Unearned        Retained
                                                Stock       Capital      ESOP shares      Earnings         Total
                                             ---------  --------------  -------------  -------------   -------------

December 31, 2005..........................  $  54,931  $   18,364,812  $          --  $  51,656,039   $  70,075,782

Compensation effect of stock options.......         --           5,150             --             --           5,150

Unearned ESOP shares.......................         --              --       (445,585)            --        (445,585)


Net income - three months ended

   March 31, 2006..........................         --              --             --      5,193,904       5,193,904
                                            ----------  --------------  -------------  -------------   -------------

Balance at March 31, 2006..................  $  54,931  $   18,369,962  $    (445,585) $  56,849,943   $  74,829,251
                                             =========  ==============  =============  =============    ============

                 See notes to consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months Ended March 31, 2006 and 2005
                                   (Unaudited)


                                                                                           Three Months
                                                                                          Ended March 31,
                                                                                      2006               2005
                                                                                ----------------  -----------------

Operating Activities
   Net Income................................................................   $      5,193,904  $       4,042,838
   Adjustments to reconcile net income to net cash
     provided by operating activities:

       Provision for loan losses.............................................            980,000                 --
       Depreciation, amortization, and accretion, net........................            271,562            300,586
       (Increase) decrease in accrued interest receivable....................            291,200           (385,983)
       Increase in accrued interest payable..................................            128,805             90,614
       Increase in deferred tax asset, net...................................           (422,061)          (186,051)
       Other, net............................................................          3,260,521          2,119,257
                                                                                ----------------  -----------------
       Net Cash Provided By Operating Activities.............................          9,703,931          5,981,261
                                                                                ----------------  -----------------


Investing Activities
   Purchase of other securities..............................................           (492,200)           (49,188)
   Proceeds from pay-downs of investment securities held-to-maturity.........          1,236,711          2,063,997
   Net increase in loans to customers........................................        (76,581,493)       (57,934,799)
   Purchase of premises and equipment........................................           (510,424)          (383,571)
                                                                                ----------------  -----------------
       Net Cash Used In Investing Activities.................................        (76,347,406)       (56,303,561)
                                                                                ----------------  -----------------

Financing Activities
   Net increase in demand deposits, NOW accounts
     and savings accounts....................................................         28,011,583         42,712,284
   Net increase in certificates of deposits..................................         74,538,311         25,431,407
   Repayments of short-term borrowings.......................................        (24,988,000)        (3,851,000)
   Repayments of long-term debt..............................................                 --         (5,000,000)
   Sale of common stock......................................................                 --            506,610
   Net increase in other debt................................................             10,515                 --
   Compensation associated with the issuance of options, net of tax..........              5,150             13,553
                                                                                ----------------  -----------------
       Net Cash Provided By Financing Activities.............................         77,577,559         59,812,854
                                                                                ----------------  -----------------


Net Increase in Cash and Cash Equivalents....................................         10,934,084          9,490,554

Cash and Cash Equivalents at Beginning of Period.............................         32,368,349         19,614,078
                                                                                ----------------  -----------------

Cash and Cash Equivalents at End of Period...................................   $     43,302,433  $      29,104,632
                                                                                ================  =================

                 See notes to consolidated financial statements

                          FLORIDA COMMUNITY BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)




Note A - Basis of Presentation

     Florida Community Banks, Inc. ("FCBI" or the "Company") is a bank holding company, which owns all of the common stock of Florida Community Bank ("Bank" or "FCB") and a special purpose business trust organized to issue Trust Preferred Securities. The special purpose business trust is not consolidated in the financial statements that are included elsewhere herein. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006

     The statement of financial condition at December 31, 2005, has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements.

     The interim statements should be read in conjunction with the financial statements and disclosures thereto included in Florida Community Banks, Inc.'s Form 10-K for the year ended December 31, 2005.

     Some items in the March 31, 2005, financial information have been reclassified to conform to the March 31, 2006, presentation.


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

                          FLORIDA COMMUNITY BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

Note B - Critical Accounting Policies - Continued


Recently Adopted Accounting Standards

     We adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-based Payment, as of January 1, 2006, using the modified prospective approach. The adoption of this standard did not have a material effect on the financial statements nor is it expected to have a material effect on any future periods.


Note C - Income Taxes


     The effective tax rate of approximately 38.5% for the three months ended March 31, 2006 and 2005 is more than the federal statutory tax rate for corporations, this is principally because of the effect of state income taxes, net of federal tax benefit.


Note D - Securities


     The Company applies the accounting and reporting requirements of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities as amended. This pronouncement requires that all investments in debt securities be classified as either "held-to-maturity" securities, which are reported at amortized cost; trading securities, which are reported at fair value, with unrealized gains and losses included in earnings; or "available-for-sale" securities, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity (net of deferred tax effect).


The carrying amounts of securities as shown in the consolidated statements of financial condition and their approximate fair values at March 31, 2006 and December 31, 2005 were as follows:

                                                                      Gross            Gross           Estimated
                                                  Amortized        Unrealized       Unrealized           Fair
                                                    Cost              Gains           Losses             Value
                                               ---------------  ---------------   ---------------  ----------------

Securities Held-to-Maturity

March 31, 2006:
   U. S. Government and
     agency securities......................   $     1,997,690  $             --  $        61,090  $      1,936,600
   Mortgage-backed securities...............        57,746,516            14,836        1,823,755        55,937,597
                                               ---------------  ----------------  ---------------  ----------------

                                               $    59,744,206  $         14,836  $     1,884,845  $     57,874,197
                                               ===============  ================  ===============  ================

December 31, 2005:
   U. S. Government and
     agency securities......................   $     1,997,481  $             --  $        58,681  $      1,938,800
   Mortgage-backed securities...............        59,035,690            18,534        1,702,770        57,351,454
                                               ---------------  ----------------  ---------------  ----------------

                                               $    61,033,171  $         18,534  $     1,761,451  $     59,290,254
                                               ===============  ================  ===============  ================

                         FLORIDA COMMUNITY BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)


Note D - Securities - Continued

     The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2006.



                                   Less Than 12 Months           12 Months or More                 Total
                               ---------------------------  --------------------------  ---------------------------
                                    Fair       Unrealized       Fair        Unrealized       Fair        Unrealized
   Description of Securities        Value        Losses         Value         Losses        Value          Losses
-----------------------------  -------------   -----------  -------------  -----------  -------------   -----------

U.S. Government and
   agency securities.........  $          --   $        --  $   1,936,600  $    61,090  $   1,936,600   $    61,090
Mortgage-backed
   securities................      2,965,932        23,110     51,848,847    1,800,645     54,814,779     1,823,755
                               -------------   -----------  -------------  -----------  -------------   -----------
Total Temporarily
       Impaired Securities...  $   2,965,932   $    23,110  $  53,785,447  $ 1,861,735  $  56,751,379   $ 1,884,845
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

     The Company believes all individual securities at March 31, 2006, that were in an unrealized loss position or impaired for the timeframes indicated above are deemed not to be other-than-temporary impairments. Substantially all of these positions are backed by 1-4 family mortgages and the unrealized loss of these securities is based solely on interest rate changes and not due to credit ratings. Management intends to hold these securities until maturity.


Note E - Shareholders' Equity


     In October 2005, the Company declared a stock split of 1.2 shares for each of the Company's outstanding shares of common stock. This effect of this stock split has been retroactively reflected in the financial statements. All references to weighted average shares outstanding and per share amounts included in the accompanying financial statements and notes reflect the stock split and its retroactive effects. In March 2006 the ESOP plan acquired shares in a leveraged transaction (see Note I for further explanation).


Note F - Segment Information


     All of the Company's offices offer similar products and services, are located in the same geographic region, and serve the same customer segments of the market. As a result, management considers all units as one operating segment and therefore feels that the basic financial statements and related footnotes provide details related to segment reporting.

                         FLORIDA COMMUNITY BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

Note G - Stock-Based Compensation

Stock-Based Compensation


     The Company has a stock-based employee compensation plan. Prior to January 1, 2006, the plan has been accounted for under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as provided by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 allows for a prospective method of adoption of SFAS No. 123, whereas, the Company can prospectively account for the current expense of options granted during 2003 and thereafter. The compensation cost recognized for stock options granted in prior years was calculated based on the fair value at the date of grant. In accordance with the transition provisions of SFAS No. 148, this compensation expense was included in net income for all periods as presented. On January 1st of 2006, the Company adopted SFAS No. 123(R), Share-Based Payment. The Company adopted SFAS No. 123(R) using the modified prospective method for interim periods for stock option expense. The adoption of SFAS No. 123(R) is not expected to have a material effect on the Company's consolidated operating results.

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

     The additional disclosure requirements of SFAS 123(R) have been omitted due to immateriality.


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

Standby letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions, and expire in

                         FLORIDA COMMUNITY BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)


Note H - Commitments and Contingencies - Continued


decreasing amounts with terms ranging from one to four years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

     The following represents the Company's commitments to extend credit and standby letters of credit as of March 31, 2006 and December 31, 2005:

                                                                                    March 31,     December 31,
                                                                                      2006               2005
                                                                                ----------------  -----------------

Commitments to extend credit.................................................   $    238,177,000  $     208,082,000
Standby and commercial letters of credit.....................................          3,146,000          2,771,000
                                                                                ----------------  -----------------

Total commitments and contingencies..........................................   $    241,323,000  $     210,853,000
                                                                                ================  =================


     Florida Community Bank, as part of its retail mortgage loan production activities, routinely enters into short-term commitments to originate fixed rate loans. Most of the loans will be sold to third party correspondent banks upon closing. For those loans, the Company enters into individual forward sales commitments at the same time the commitment to originate is finalized. While the forward sales commitments function as an economic hedge and effectively eliminate the Company's financial risk of rate changes during the rate lock period, both the commitment to originate mortgage loans that will be sold and the commitment to sell the mortgage loans are derivatives, the fair values of which are essentially equal and offsetting, whereas the Company primarily acts as intermediary between the borrower and the ultimate lender.


Note I - Benefit Plans

     The Company sponsors a defined contribution employee stock ownership plan ("ESOP") for the benefit of its employees. The ESOP provides for contributions, as the Board of Directors determines annually, made to a trust for the benefit of participating employees which contribution shall be invested primarily in the Company's common stock. The shares for this purpose are provided principally by the Company's ESOP, supplemented as needed by newly issued shares. All dividends received by the ESOP are used to pay debt service. The ESOP purchased 15,365 shares on March 15, 2006, and incurred debt of $445,585 for this purchase. The ESOP shares are accounted for as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to employees' accounts based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the shares related to debt are reported as unearned ESOP shares in the statement of financial condition. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

Note J - Subsequent Events


     On April 20, 2006, the Board of Directors declared a dividend payable on June 1, 2006, of $0.25 per share, to all shareholders of record as of May 20, 2006.

                          FLORIDA COMMUNITY BANKS, INC.
                                 March 31, 2006



Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     This discussion is intended to assist an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the consolidated financial statements and related notes appearing in Item 1 of the March 31, 2006, Form 10-Q, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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


FINANCIAL CONDITION

March 31, 2006 compared to December 31, 2005

     The Bank continued its operations concentrating in the origination of loans in southwestern and other areas of Florida. As discussed more fully below, loans increased 9.60% during the first three months of 2006, while equity capital grew at a slightly lower rate (6.78%). No significant changes in operating goals or policies occurred during 2006.

                          FLORIDA COMMUNITY BANKS, INC.
                                 March 31, 2006


Loans

     Loans comprised the largest single category of the Company's earning assets on March 31, 2006. Loans, net of unearned income, totaled 87.32% of total assets at March 31, 2006 compared to 87.24% of total assets at December 31, 2005. During the first three months of 2006, loans increased approximately $76 million, a relatively large increase compared to the approximately $58 million during the same time period last year. While the influx of population to southwest Florida continues to influence the demand for real estate loans, particularly construction and development loans, the Bank's growth has enable it to continue increasing the size of the loans that it is doing.

Investment Securities and Other Earning Assets

     The investment securities portfolio is used to provide a source of liquidity, to serve as collateral for borrowings and to secure certain government deposits. Federal funds sold increased by $20.4 million during the first three months of 2006 and totaled $20.5 million at March 31, 2006; they are the most liquid earning asset and is used to manage the daily cash position of the Company. Investment securities and other investment securities did not change significantly compared to December 31, 2005, and totaled $65.4 million at March 31, 2006.

Asset Quality

     From December 31, 2005 to March 31, 2006, the Bank's asset quality remained satisfactory as measured by three key ratios; however, one loan for $8.9 million was moved into non-accrual, which had an impact on these ratios. The ratio of loan loss allowance to total nonperforming assets (defined as non-accrual loans, loans past due 90 days or greater, restructured loans, non-accruing securities, and other real estate) deteriorated, decreasing from 367.3% to 108.6%. The percentage of nonperforming assets to total assets went up, increasing from 0.35% to 1.16%, and the percentage of nonperforming loans to total loans increased from 0.12% to 1.07%. During the past three months, nonperforming loans have increased significantly due to the non-accrual loan mentioned above, but at this time we do not anticipate any losses from this loan.

During the first three months of 2006, net charge-offs totaled $24 thousand.

Deposits

     Total deposits of $839.8 million at March 31, 2006, represented an increase of $102.5 million (13.9%) from total deposits of $737.3 million at year-end 2005. The increase was mainly attributable to an increase of $73.9 million in brokered and internet certificate of deposits and a $27.8 million increase in money market accounts. At March 31, 2006, brokered certificates of deposit totaled approximately $375.4 million and Internet certificates of deposit totaled approximately $18.4 million.

Shareholders' Equity

     Shareholders' equity increased $4.8 million from December 31, 2005 to March 31, 2006, due to the retention of earnings. On March 31, 2006, the Company and the Bank exceeded the regulatory minimums and qualified as well-capitalized under the regulations of the Federal Reserve System, the State of Florida, and the FDIC.

                          FLORIDA COMMUNITY BANKS, INC.
                                 March 31, 2006


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

     The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Loans that mature in one year or less equaled approximately $339 million at March 31, 2006.

     The liability portion of the balance sheet provides liquidity through deposits to various customers' interest-bearing and non-interest-bearing deposit accounts, brokered and Internet certificated of deposit. At March 31, 2006, the Bank had funds available through the purchase of federal funds from correspondent commercial banks up to an aggregate of $55 million, and another $5.9 million available from the Federal Reserve Bank; the Company had $5 million available through a separate line with a commercial bank. The Bank also has available a credit line with the Federal Home Loan Bank "FHLB" of up to 15% of assets (approximately $148.7 million) of which $88.7 million is available and unused. At March 31, 2006, the bank had unused collateral totaling approximately $30 million, thus limiting the advances potentially available to that amount.

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

                          FLORIDA COMMUNITY BANKS, INC.
                                 March 31, 2006


preferred securities of FCBI Trust and the subordinated debentures of the Company each have approximately 30-year lives. However, both the Company and FCBI Trust have a call option of five years, subject to regulatory capital requirements.

     Regulatory authorities are placing increased emphasis on the maintenance of adequate capital. Capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which consists of common equity and the 2002 issue of subordinated debentures, subject to limitation, totaled $84,829,000 at March 31, 2006. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and the portion of the guaranteed preferred beneficial interest in the Company's subordinated debentures which exceeds the allowable Tier I capital amount. Tier I capital plus the Tier II capital components is referred to as Total Risk-Based capital and was $96,848,000 at March 31, 2006.

     The Company's current capital positions exceed the "well-capitalized" regulatory guidelines; however, due to the Bank's growth, was just above the minimum and management is currently in the process of doing another Trust Preferred Security (TPS) to increase the Bank's and the Company's capital position. The TPS will be for $20 million; $10 million of which will be injected into the Bank's capital; the remaining $10 million will be invested until the original TPS is called next year. Management believes that this is a prudent step to take as the cost of issuing the TPS's is expected to increase significantly by next year. Management will of course continue to monitor the Company's asset mix and the loan loss allowance, which are the areas most affected by the capital requirements.


RESULTS OF OPERATIONS

Three months ended March 31, 2006 and 2005

Summary

     Net earnings of the Company for the three months ended March 31, 2006, totaled $5,193,904 compared to $4,042,838 for the same period in 2005, representing a 28.5% increase. The increase was due primarily to the loan growth which generated interest and fee income that was $7.2 million or 65.7% higher than the last year.

Net Interest Income

     Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Net interest income during the three months ended March 31, 2006, increased $3.4 million (39.5%) from the same period in 2005. This increase was due primarily to an increase in interest income from loans ($7.2 million) which was offset by an increase in interest expense on deposits and borrowings ($3.8 million). Earning assets averaged $907 million during the first quarter of 2006 compared to $663.1 million in 2005, with the increase due primarily to loans, which increased $251.5 million; investment securities and fed funds, decreased $7.2 million. Average interest-bearing liabilities increased from $521.1 million during the first quarter of 2005 to $739.6 million during the same period in 2006. Interest bearing accounts (money market, savings and NOW accounts) averaged $49.3 million higher in 2006 compared to the first quarter of 2005 reflecting an increase of 28.8%; average certificates of deposit (primarily broker) also increased (up $173.6 million) reflecting an increase of 65.1%.

                          FLORIDA COMMUNITY BANKS, INC.
                                 March 31, 2006


     The Bank continues to be in an interest sensitive position with a larger dollar amount of interest-earning assets subject to re-pricing than interest-bearing liabilities. During 2002 when rates were generally declining, the Bank's loan and investment portfolios rapidly re-priced at lower rates. To counter act this trend management began making loans with interest rate floors (the lowest rate that the loan will adjust to in a declining rate environment). While this helped to stabilize and improve the net interest margin between 2003 and 2004, it slowed the upward rate movement of the variable rate loans (largest portion of the Bank's portfolio) during the time when rates started to rise again (beginning in June 2004) and it was not until the end of the second quarter of 2005 that all the loans had adjusted above their floor rates and were free to adjust upwards. The yield on our earning assets increased 146 basis points from 6.97% at March 31, 2005 to 8.43% at March 31, 2006, a 20.95%
increase. However, as short-term rates continued to increase over this time period the cost of interest bearing liabilities also increased, up 137 basis points to 3.76%, or 57.32%; this resulted in our net interest margin increasing from 5.29% to 5.40%, or up 2.08%

Provision for Loan Losses

     The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. This level is determined based upon the Bank's historical charge-offs, management's assessment of current economic conditions, the composition of the loan portfolio and the levels of non-accruing and past due loans. The provision for loan losses was $980,000 and $-0- for the three months ended March 31, 2006 and 2005, respectively. The increase in provision was as a result of the increase in non-accrual loans and other loans that have been down graded. Management believes that they can work through these loans without any losses to the Bank. Charge-offs exceeded recoveries by approximately $24 thousand for the three months ended March 31, 2006, while recoveries exceeded charge-offs by approximately $23 thousand for the three months ended March 31, 2005. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was 1.44% at March 31, 2006, compared to 1.46% at year-end 2005.

Noninterest Income

     Noninterest income for the three months ended March 31, 2006, was $942,205 compared to $900,971 for the same period of 2005, an increase of 4.6%. The increase was primarily due to an increase in service charges on deposit accounts.

Noninterest Expenses

     Noninterest expenses for the three months ended March 31, 2006, totaled $3,461,806 reflecting a 20% increase from the same period of 2005. The primary components of non-interest expenses are salaries and employee benefits, which actually increased by $371 thousand for the three months ended March 31, 2006, compared to the same period in 2005; the increase in all other expenses was approximately $206 thousand.

Income Taxes

     The provision for income taxes of $3,248,996 for the three months ended March 31, 2006, increased $714 thousand compared to the same period of 2005, due to the increase in pre-tax income. The effective tax rate for both periods is more than the statutory federal rate principally because of state income taxes, net of the federal tax benefit.

                          FLORIDA COMMUNITY BANKS, INC.
                                 March 31, 2006


Other Accounting Issues

     In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on the remaining portions of EITF 03-01, The Meaning of Other-Than-Temporary Impairment and It's Application to Certain Investments, effective for the first fiscal year or interim period beginning after June 15, 2004. EITF 03-01 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (1) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment, and (2) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's cost and its fair value. Certain disclosure requirements of EITF 03-01 were adopted in 2003 and the Company began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In June 2005, the Financial Accounting Standards Board ("FASB") decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the staff to issue proposed FSP EITF 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1 as final. However, in November 2005 FASB issued FASB Staff Position (retitled FSP 115-1/124-1), The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Company applied the guidance in this FSP in 2005 and there was no material affect to the results of operations or the statement of financial position.

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

                          FLORIDA COMMUNITY BANKS, INC.
                                 March 31, 2006


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

     In March 2006, the FASB issued FASB No. 156, Accounting for Servicing of Financial Assets, ("FAS 156") which amends FASB No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement addresses the recognition and measurement of separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge-like accounting. It also clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or servicing liability and requires that those separately recognized assets or liabilities be initially measured at fair value, if practicable. FASB No. 156 permits an entity to choose either the amortization method or the fair value method for subsequent measurement and also permits a servicer that uses derivative financial instruments to offset risks on servicing to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute - fair value. This statement shall be effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's first fiscal year beginning after September 15, 2006, with early adoption permitted. Management believes this Statement will not have a material effect on the Company's consolidated financial statements.

                          FLORIDA COMMUNITY BANKS, INC.
                                 March 31, 2006


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




              [The remainder of this page intentionally left blank]

                          FLORIDA COMMUNITY BANKS, INC.
                                 March 31, 2006


     As of March 31, 2006, the Company's simulation analysis indicated that the Company is at greatest risk in a sudden decreasing interest rate environment. This analysis assumes that rates will change suddenly on a specific date. The Company believes that an increase in interest rates is still likely, particularly over the next few months and then will probably level off for a period of time; any decreases in rates, if they occur, will probably not be drastic. Therefore, the Company expects its net interest margin to remain fairly stable over the foreseeable future. This table depicts the results of the simulation assuming one and two percent decrease and increase in market interest rates.

                                                             Estimated Fair Value of Financial Instruments
                                                   ----------------------------------------------------------------
                                                       Down              Up             Down               Up
                                                     1 Percent        1 Percent       2 Percent         2 Percent
                                                   ------------    -------------    -------------    --------------
                                                                        Dollars in Thousands
Interest-earning Assets:
   Loans.........................................  $    869,842    $     865,130    $     872,096    $      862,638
   Federal funds sold and cash equivalents.......        20,991           20,985           20,993            20,983
   Securities....................................        59,046           56,444           60,077            54,830
                                                   ------------    -------------    -------------    --------------
     Total Interest-earning Assets...............       949,879          942,559          953,166           938,451
                                                   ------------    -------------    -------------    --------------

Interest-bearing Liabilities

   Deposits - Savings and demand.................       234,383          231,023          236,064           229,343
   Deposits - Time...............................       480,905          473,841          484,436           470,310
   Other borrowings..............................        72,607           68,133           74,844            65,896
                                                   ------------    -------------    -------------    --------------
     Total Interest-bearing Liabilities..........       787,895          772,997          795,344           765,549
                                                   ------------    -------------    -------------    --------------

Net Difference in Fair Value.....................  $    161,984    $     169,562    $     157,822    $      172,902
                                                   ============    =============    =============    ==============


Change in Net Interest Income....................  $     (2,771)   $       2,610    $      (5,570)   $        5,184
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

                          FLORIDA COMMUNITY BANKS, INC.
                                 March 31, 2006


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

Item 1A - Risk Factors

There are no material changes from risk factors as previously disclosed.

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

                          FLORIDA COMMUNITY BANKS, INC.
                                 March 31, 2006


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

     10.7 Employee  Stock  Ownership  Plan  (included  as  Exhibit  10.5  to the
          Company's Form S-8 filed May 6, 2004, and incorporated herein by reference).


     11   Statement re: computation of earnings per common share                                            24


     14 Code of Ethics (included as Exhibit 99.1 to the Company's Form 8-K filed on March 3, 2003, and incorporated herein by reference.)


     31.1 Chief Executive Officer - Certification of principal executive officer
          pursuant to the Exchange Act Rule 13(a)-14(a) or 15(d)-14(a).                                     25

     31.2 Chief Financial Officer - Certification of principal financial officer
          pursuant to the Exchange Act Rule 13(a)-14(a) or 15(d)-14(a).                                     26

     32.1 Chief Executive Officer - Certification  pursuant to 18 U.S.C. Section
          1350, as adopted pursuant to Section 906 of the  Sarbanes-Oxley Act of
          2002.                                                                                             27

     32.2 Chief Financial Officer - Certification  pursuant to 18 U.S.C. Section
          1350, as adopted pursuant to Section 906 of the  Sarbanes-Oxley Act of
          2002.                                                                                             27





             [The remainder of this page intentionally left blank.]

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           FLORIDA COMMUNITY BANKS, INC.




                           By:  /s/ Stephen L. Price                                  May 9, 2006
                                ---------------------------------------------     ---------------------------------
                                Stephen L. Price                                  Date
                                President, Chief Executive Officer
                                And Chairman of the Board of Directors



                                /s/ Guy W. Harris                                       May 9, 2006
                                ---------------------------------------------     ---------------------------------
                                Guy W. Harris                                     Date
                                Chief Financial Officer

Exhibit 11 - Statements Re: Computation of Per Share Earnings


                          FLORIDA COMMUNITY BANKS, INC.

                    COMPUTATION OF EARNINGS PER COMMON SHARE



The following tabulation presents the calculation of basic and diluted earnings per common share for the three-month periods ended March 31, 2006 and 2005. Average shares outstanding have been retroactively adjusted on an equivalent share basis for the effects of the stock dividends and splits as discussed in the notes to the financial statements.



                                                                                             Three Months
                                                                                            Ended March 31
                                                                                        2006              2005
                                                                                    -------------    --------------
Basic Earnings Per Share:
   Net income...................................................................    $   5,193,904    $    4,042,838
                                                                                    =============    ==============

   Earnings on common shares....................................................    $   5,193,904    $    4,042,838
                                                                                    =============    ==============

   Weighted average common shares
     outstanding - basic........................................................        5,488,873         5,432,285
                                                                                    =============    ==============

   Basic earnings per common share..............................................    $        0.95    $         0.74
                                                                                    =============    ==============

Diluted Earnings Per Share:
   Net income...................................................................    $   5,193,904    $    4,042,838
                                                                                    =============    ==============

   Earnings on common shares....................................................    $   5,193,904    $    4,042,838
                                                                                    =============    ==============


   Weighted average common shares
     outstanding - diluted......................................................        5,559,281         5,510,335
                                                                                    =============    ==============

   Diluted earnings per common share............................................    $        0.93    $         0.73
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




Date: May 9, 2006                    By:  /s/ Stephen L. Price
      -------------------------           --------------------------------------

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




Date: May 9, 2006                    By:  /s/ Guy W. Harris
      -------------------------          ---------------------------------------
                                         Guy W. Harris
                                         Chief Financial Officer

EXHIBIT 32.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with Florida Community Banks, Inc.'s ("Company") Quarterly Report on Form 10-Q for the period ended March 31, 2006 ("Report"), each of the undersigned certify that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Date:  May 9, 2006                   By:  /s/ Stephen L. Price
       -------------                      -------------------------------------
                                          Stephen L. Price
                                          President, Chief Executive Officer
                                          and Chairman of the Board of Directors




EXHIBIT 32.2

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with Florida Community Banks, Inc.'s ("Company") Quarterly Report on Form 10-Q for the period ended March 31, 2006 ("Report"), each of the undersigned certify that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.






Date:  May 9, 2006                   By:   /s/ Guy W. Harris
      --------------                       -------------------------------------
                                           Guy W. Harris
                                           Chief Financial Officer