Form 10-Q
period 2006-06-30
FLORIDA COMMUNITY BANKS INC
filed 2006-08-08
CIK 1170902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2006

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


                                 (239) 657-3171
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


                                    No Change
                  --------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report)

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

 Common Stock, $0.01 par                 Outstanding at July 31, 2006: 5,477,776

                                    Form 10-Q
                          FLORIDA COMMUNITY BANKS, INC.
                                  June 30, 2006



                                TABLE OF CONTENTS

                                                                                                           Page No.
Part I - Financial Information

  Item 1 - Consolidated Financial Statements (Unaudited)

           Consolidated Statements of Financial Condition as of June 30, 2006
              and December 31, 2005.......................................................................     3

           Consolidated Statements of Income for the Three Months and Six Months
              Ended June 30, 2006 and 2005................................................................     4

           Consolidated Statement of Shareholders' Equity for the Six Months
              Ended June 30, 2006.........................................................................     5

           Consolidated Statements of Cash Flows for the Six Months
              Ended June 30, 2006 and 2005................................................................     6

           Notes to Consolidated Financial Statements.....................................................     7

  Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................................................    13

  Item 3 - Quantitative and Qualitative Disclosures about Market Risk.....................................    21

  Item 4 - Controls and Procedures........................................................................    23

Part II - Other Information

  Item 1 - Legal Proceedings..............................................................................    24

  Item 1A - Risk Factors..................................................................................    24

  Item 4 - Submission of Matters to a Vote of Security Holders............................................    24

  Item 6 - Exhibits.......................................................................................    25

Signatures

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                          FLORIDA COMMUNITY BANKS, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 June 30, 2006 (Unaudited) and December 31, 2005


                                                                                    June 30,
                                                                                      2006           December 31,
                                                                                   (Unaudited)           2005
Assets
   Cash and due from banks.................................................     $     18,798,843  $      27,177,610
   Interest-bearing demand deposits with banks.............................              994,290          5,002,739
   Federal funds sold......................................................           27,846,000            188,000
                                                                                ----------------  -----------------
       Cash and Cash Equivalents...........................................           47,639,133         32,368,349

   Securities held-to-maturity, fair value of $55,838,134 in
     2006 and $59,290,254 in 2005..........................................           58,299,465         61,033,171
   Other investment securities.............................................            6,095,465          5,209,265
   Loans held-for-sale.....................................................              389,463            300,000

   Loans, net of unearned income...........................................          900,350,080        791,308,855
   Allowance for loan losses...............................................          (14,850,637)       (11,522,910)
                                                                                ----------------  -----------------
       Net Loans...........................................................          885,499,443        779,785,945

   Premises and equipment, net.............................................           13,693,722         13,776,233
   Accrued interest........................................................            5,123,981          4,941,241
   Foreclosed real estate..................................................            2,203,435          2,203,435
   Deferred taxes, net.....................................................            7,107,768          5,830,225
   Other assets............................................................            1,828,835          1,633,670
                                                                                ----------------  -----------------

       Total Assets........................................................     $  1,027,880,710  $     907,081,534
                                                                                ================  =================

Liabilities and Shareholders' Equity

Liabilities
   Deposits
     Noninterest-bearing...................................................     $    122,806,405  $     129,559,895
     Interest-bearing......................................................          734,950,161        607,695,861
                                                                                ----------------  -----------------
       Total Deposits......................................................          857,756,566        737,255,756

   Short-term borrowings...................................................              100,000         25,088,000
   Accrued interest........................................................            2,553,646          2,399,280
   Deferred compensation...................................................              264,132            281,629
   ESOP note payable.......................................................              445,585                 --
   FHLB advances...........................................................           55,000,000         60,000,000
   Subordinated debentures.................................................           30,929,000         10,310,000
   Income taxes payable....................................................              481,227            626,130
   Other liabilities.......................................................            1,690,934          1,044,957
                                                                                ----------------  -----------------
       Total Liabilities...................................................          949,221,090        837,005,752

Shareholders' Equity
   Common stock - par value $0.01 per share, 10,000,000 shares authorized,
     5,493,141 shares issued and 5,477,776 outstanding at June 30, 2006; and
     5,493,141
     issued and outstanding at December 31, 2005...........................               54,931             54,931
   Paid-in capital.........................................................           18,413,645         18,364,812
   Unearned ESOP shares....................................................             (445,585)                --
   Retained earnings.......................................................           60,636,629         51,656,039
                                                                                ----------------  -----------------
       Total Shareholders' Equity..........................................           78,659,620         70,075,782
                                                                                ----------------  -----------------

Total Liabilities and Shareholders' Equity.................................       $1,027,880,710     $  907,081,534
                                                                                ================  =================

                 See notes to consolidated financial statements
                                       3

                          FLORIDA COMMUNITY BANKS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
            Three Months and Six Months Ended June 30, 2006 and 2005
                                   (Unaudited)

                                                        Three Months                        Six Months
                                                       Ended June 30,                     Ended June 30,
                                               -----------------------------     ----------------------------------
                                                  2006              2005              2006               2005
                                               ------------    -------------     --------------    ----------------

Interest Income
   Interest and fees on loans.............     $  20,982,340   $   12,863,266    $   39,058,330    $     23,768,540
   Interest and dividends.................           720,012          696,634         1,437,593           1,451,848
   Interest on federal funds sold
     and other interest income............           234,215          107,540           356,322             180,691
                                               -------------   --------------    --------------    ----------------
       Total Interest Income..............        21,936,567       13,667,440        40,852,245          25,401,079
                                               -------------   --------------    --------------    ----------------

Interest Expense
   Interest on deposits...................         7,479,587        3,063,103        13,525,377           5,455,038
   Interest on borrowed funds.............         1,036,866          757,401         1,964,252           1,537,249
                                               -------------   --------------    --------------    ----------------
       Total Interest Expense.............         8,516,453        3,820,504        15,489,629           6,992,287
                                               -------------   --------------    --------------    ----------------

Net Interest Income.......................        13,420,114        9,846,936        25,362,616          18,408,792

Provision for loan losses.................         2,410,000               --         3,390,000                  --
                                               -------------   --------------    --------------    ----------------

Net Interest Income After
   Provision for Loan Losses..............        11,010,114        9,846,936        21,972,616          18,408,792

Noninterest Income
   Customer service fees..................           419,845          370,635           844,766             708,411
   Secondary Market loan fees.............           222,415          313,185           363,076             499,895
   Gain on sale of fixed assets...........                --           21,216                --              21,216
   Other non-interest income..............           479,085          317,804           855,707             694,288
                                               -------------   --------------    --------------    ----------------
       Total Noninterest Income...........         1,121,345        1,022,840         2,063,549           1,923,810
                                               -------------   --------------    --------------    ----------------

Noninterest Expenses
   Salaries and employee benefits.........         2,361,659        1,858,551         4,599,003           3,724,572
   Occupancy and equipment expense........           536,632          483,761         1,051,978             969,454
   Other non-interest expenses............           842,565          819,427         1,551,681           1,352,485
                                               -------------   --------------    --------------    ----------------
       Total Noninterest Expenses.........         3,740,856        3,161,739         7,202,662           6,046,511
                                               -------------   --------------    --------------    ----------------

Income before income taxes................         8,390,603        7,708,037        16,833,503          14,286,091
Provision for income tax expense..........         3,230,631        2,969,540         6,479,627           5,504,756
                                               -------------   --------------    --------------    ----------------

Net Income................................     $   5,159,972   $    4,738,497    $   10,353,876    $      8,781,335
                                               =============   ==============    ==============    ================

Weighted average common
   shares outstanding - basic.............         5,477,776        5,474,240         5,483,294           5,453,378
Weighted average common
   shares outstanding - diluted...........         5,556,366        5,548,093         5,553,970           5,540,610

Basic earnings per common share...........     $        0.94   $         0.87    $         1.89    $           1.61
Diluted earnings per common share.........              0.93             0.85              1.86                1.58

Cash dividends declared
   per common share.......................     $        0.25    $        0.21    $         0.25     $          0.21

                 See notes to consolidated financial statements
                                       4

                          FLORIDA COMMUNITY BANKS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         Six Months Ended June 30, 2006
                                   (Unaudited)




                                               Common      Paid-in        Unearned        Retained
                                                Stock       Capital      ESOP shares      Earnings         Total
                                             ---------  --------------  -------------  -------------   -------------

December 31, 2005..........................  $  54,931  $   18,364,812  $          --  $  51,656,039   $  70,075,782

Unearned ESOP shares.......................         --              --       (445,585)            --        (445,585)

Cash dividends - Common
   $0.25 per share.........................         --              --             --     (1,373,286)     (1,373,286)

Compensation effect of stock options.......         --          48,833             --             --          48,833

Net income - six months ended
   June 30, 2006...........................         --              --             --     10,353,876      10,353,876
                                             ---------  --------------  -------------  -------------   -------------

Balance at June 30, 2006...................  $  54,931  $   18,413,645  $    (445,585) $  60,636,629   $  78,659,620
                                             =========  ==============  =============  =============   =============


                 See notes to consolidated financial statements
                                       5

                          FLORIDA COMMUNITY BANKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2006 and 2005
                                   (Unaudited)


                                                                                            Six Months
                                                                                          Ended June 30,
                                                                                      2006               2005
                                                                                ----------------  -----------------

Operating Activities
   Net Income................................................................   $     10,353,876  $       8,781,335
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Provision for loan losses...............................................          3,390,000                 --
     Depreciation, amortization, and accretion, net..........................            550,617            579,726
     Increase in accrued interest receivable.................................           (182,740)          (729,560)
     Increase in accrued interest payable....................................            154,366            516,882
     Increase in deferred tax asset, net.....................................         (1,277,543)          (370,811)
     Gain on sale of premises and equipment..................................                 --            (21,216)
     Other, net..............................................................            254,970           (124,493)
                                                                                ----------------  -----------------
       Net Cash Provided By Operating Activities.............................         13,243,546          8,631,863
                                                                                ----------------  -----------------

Investing Activities
   Proceeds from pay-downs of investment securities held-to-maturity.........          2,628,298          3,840,263
   Purchase of other securities..............................................           (267,200)          (499,188)
   Net increase in loans to customers........................................       (109,130,687)      (116,041,486)
   Purchase of premises and equipment........................................           (396,263)          (852,970)
   Proceeds from the sale of premises and equipment..........................                 --             41,000
                                                                                -----------------  -----------------
       Net Cash Used In Investing Activities.................................       (107,165,852)       (113,512,381)
                                                                                ----------------   -----------------

Financing Activities
   Net increase in demand deposits, NOW accounts and
     savings accounts........................................................         38,373,912         20,353,590
   Net increase in certificates of deposits..................................         82,126,898        107,478,852
   Dividends paid............................................................         (1,373,286)        (1,144,482)
   Repayment of short-term borrowings........................................        (24,988,000)       (13,957,000)
   Repayment of other debt...................................................             (5,267)                --
   Sale of common stock......................................................                 --          1,162,233
   Compensation associated with the issuance of options, net of tax..........             48,833             29,500
   Issuance of subordinated debentures.......................................         20,010,000                 --
   Net increase (decrease) in FHLB advances..................................         (5,000,000)         5,000,000
                                                                                ----------------  -----------------
       Net Cash Provided By Financing Activities.............................        109,193,090        118,922,693
                                                                                ----------------  -----------------

Net Increase in Cash and Cash Equivalents....................................         15,270,784         14,042,175

Cash and Cash Equivalents at Beginning of Period.............................         32,368,349         19,614,078
                                                                                ----------------  -----------------

Cash and Cash Equivalents at End of Period...................................   $     47,639,133  $      33,656,253
                                                                                ================  =================

See notes to consolidated financial statements
                                       6

                          FLORIDA COMMUNITY BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)


Note A - Basis of Presentation

Florida Community Banks, Inc. ("FCBI" or the "Company") is a bank holding company, which owns all of the common stock of Florida Community Bank ("Bank" or "FCB") and special purpose business trusts organized to issue Trust Preferred Securities. The special purpose business trusts are not consolidated in the financial statements that are included elsewhere herein. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Some items in the June 30, 2005, financial information have been reclassified to conform to the June 30, 2006, presentation.


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

                          FLORIDA COMMUNITY BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)


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


Note C - Income Taxes

The effective tax rate of approximately 38.5% for the six months ended June 30, 2006 and 2005 is more than the federal statutory tax rate for corporations; this is principally because of the effect of state income taxes, net of federal tax benefit.


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

The carrying amounts of securities as shown in the consolidated statements of financial condition and their approximate fair values at June 30, 2006 and December 31, 2005 were as follows:

                                                                      Gross            Gross           Estimated
                                                  Amortized        Unrealized       Unrealized           Fair
                                                    Cost              Gains           Losses             Value
                                               ---------------  ---------------   ---------------  ----------------

Securities Held-to-Maturity

June 30, 2006:
   U. S. Government and
     agency securities......................   $     1,997,940  $             --  $        78,340  $      1,919,600
   Mortgage-backed securities...............        56,301,524             1,365        2,384,355        53,918,534
                                               ---------------  ----------------  ---------------  ----------------

                                               $    58,299,464  $          1,365  $     2,462,695  $     55,838,134
                                               ===============  ================  ===============  ================

December 31, 2005:
   U. S. Government and
     agency securities......................   $     1,997,481  $             --  $        58,681  $      1,938,800
   Mortgage-backed securities...............        59,035,690            18,534        1,702,770        57,351,454
                                               ---------------  ----------------  ---------------  ----------------

                                               $    61,033,171  $         18,534  $     1,761,451  $     59,290,254
                                               ===============  ================  ===============  ================

                          FLORIDA COMMUNITY BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)


Note D - Securities - Continued

The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2006.

                                   Less Than 12 Months           12 Months or More                 Total
                               ---------------------------  --------------------------  ---------------------------
                                    Fair       Unrealized       Fair        Unrealized        Fair       Unrealized
   Description of Securities        Value        Losses         Value         Losses         Value        Losses
-----------------------------  -------------   -----------  -------------  -----------  -------------   -----------

U.S. Government and
   agency securities.........  $          --   $        --  $   1,919,600  $    78,340  $   1,919,600   $    78,340
Mortgage-backed
   securities................      2,844,035        49,808     50,462,808    2,334,547     53,306,843     2,384,355
                               -------------   -----------  -------------  -----------  -------------   -----------
Total Temporarily
       Impaired Securities...  $   2,844,035   $    49,808  $  52,382,408  $ 2,412,887  $  55,226,443   $ 2,462,695
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

The Company believes all individual securities at June 30, 2006, that were in an unrealized loss position or impaired for the timeframes indicated above are deemed not to be other-than-temporary impairments. Substantially all of these positions are backed by 1-4 family mortgages and the unrealized loss of these securities is based solely on interest rate changes and not due to credit ratings. Management intends to hold these securities until maturity.


Note E - Subordinated Debentures

On May 12, 2006, FCBI Capital Trust II ("Trust II") was established as a Delaware statutory trust. Trust II received $20,000,000 in proceeds. The proceeds of the Trust II transaction and the $ 10,000,000 in proceeds from the prior statutory trust established June 21, 2002, FCBI Capital Trust I ("Trust I") transaction were then used by the trusts to purchase an equal amount of floating rate subordinated debentures (the "subordinated debentures") of the Company. The Company has fully and unconditionally guaranteed all obligations of the trusts on a subordinated basis with respect to the preferred securities. Subject to certain limitations, the preferred securities qualify as Tier 1 capital and are presented in the Consolidated Statements of Financial Condition as subordinated debentures. The sole assets of the trusts are the subordinated debentures issued by the Company. Both the preferred securities of the trusts and the subordinated debentures of the Company have approximately 30-year lives. However, both the Company and the trusts have call options of five years, subject to regulatory capital requirements.

                          FLORIDA COMMUNITY BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)


Note F - Shareholders' Equity

In October 2005, the Company declared a stock split of 1.2 shares for each of the Company's outstanding shares of common stock. This effect of this stock split has been retroactively reflected in the financial statements. All references to weighted average shares outstanding and per share amounts included in the accompanying financial statements and notes reflect the stock split and its retroactive effects. In March 2006 the ESOP plan acquired shares in a leveraged transaction (see Note J for further explanation).


Note G - Segment Information

All of the Company's offices offer similar products and services, are located in the same geographic region, and serve the same customer segments of the market. As a result, management considers all units as one operating segment and therefore feels that the basic financial statements and related footnotes provide details related to segment reporting.


Note H - Stock-Based Compensation

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

The Company has used the Black-Scholes option pricing model for all grant date estimations of fair value under SFAS No. 123 and will continue to use this model as the Company believes that its stock options have characteristics for which the Black-Scholes model provides an acceptable measure of fair value. The expected term of an option represents the period of time that the Company expects the options granted to be outstanding. The Company bases this estimate on a number of factors including vesting period, historical data, expected volatility, and blackout periods. The expected volatility used in the option pricing calculation is estimated considering historical volatility. The Company believes that historical volatility is a good predictor of the expected volatility. The expected dividend yield represents the expected dividend rate that will be paid out on the underlying shares during the expected term of the

                          FLORIDA COMMUNITY BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)


Note H - Stock-Based Compensation - Continued

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

The following represents the Company's commitments to extend credit and standby letters of credit as of June 30, 2006 and December 31, 2005:

                                                                                    June 30,      December 31,
                                                                                      2006               2005
                                                                                ----------------  -----------------

Commitments to extend credit.................................................   $    232,858,000  $     208,082,000

Standby and commercial letters of credit.....................................          2,898,000          2,771,000
                                                                                ----------------  -----------------

Total commitments and contingencies..........................................   $    235,756,000  $     210,853,000
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

                          FLORIDA COMMUNITY BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)


Note J - Benefit Plans

The Company sponsors a defined contribution employee stock ownership plan ("ESOP") for the benefit of its employees. The ESOP provides for contributions, as the Board of Directors determines annually, made to a trust for the benefit of participating employees which contribution shall be invested primarily in the Company's common stock. The shares for this purpose are provided principally by the Company's ESOP, supplemented as needed by newly issued shares. On March 15, 2006, the ESOP incurred $445,535 of debt to purchase 15,365 shares of the Company. The ESOP shares are accounted for as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to employees' accounts based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the shares related to debt are reported as unearned ESOP shares in the statement of financial condition. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

Note K - Provision for Loan Losses

During 2006 the company provided $ 3,390,000 in provision for loan losses compared to no provision for the same period of 2005. The 2006 provision was considered necessary by management to maintain an adequate allowance to cover a potential increase in estimated loan losses.

                          FLORIDA COMMUNITY BANKS, INC.
                                  June 30, 2006


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to assist an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the consolidated financial statements and related notes appearing in Item 1 of the June 30, 2006, Form 10-Q, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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


FINANCIAL CONDITION

June 30, 2006 compared to December 31, 2005

The Bank continued its operations concentrating in the origination of loans in southwestern and other areas of Florida. As discussed more fully below, loans increased 13.78% during the first six months of 2006, while equity capital grew at a slightly lower rate (12.25%). No significant changes in operating goals or policies occurred during 2006.

Loans

Loans comprised the largest single category of the Company's earning assets on June 30, 2006. Loans, net of unearned income, totaled 87.59% of total assets at June 30, 2006 compared to 87.24% of total assets at December 31, 2005. During the first six months of 2006 loan growth slowed, increasing

                          FLORIDA COMMUNITY BANKS, INC.
                                  June 30, 2006


approximately $109 million; lower than comparable periods from last year, $116 million during the first six months of 2005 and $122.7 million during the last six months of 2005. With the economy starting to show signs of slowing down, we would not be surprised to see this trend continue.

Investment Securities and Other Earning Assets

The investment securities portfolio is used to provide a source of liquidity, to serve as collateral for borrowings and to secure certain government deposits. Federal funds sold increased $27.7 million during the first six months of 2006 and totaled $27.8 million at June 30, 2006; it is the most liquid earning asset and is used to manage the daily cash position of the Company. Investment securities and other short-term investments did not change significantly compared to December 31, 2005 and totaled $64.4 million at June 30, 2006.

Asset Quality

From December 31, 2005 to June 30, 2006, the Bank's asset quality remained satisfactory as measured by three key ratios; however, one loan for $8.9 million which was moved into non-accrual (in March) had a negative impact on these ratios. The ratio of loan loss allowance to total nonperforming assets (defined as non-accrual loans, loans past due 90 days or greater, restructured loans, non-accruing securities, and other real estate) deteriorated, decreasing from 367.3% to 134.9%. The percentage of nonperforming assets to total assets went up from 0.35% to 1.07%, and the percentage of nonperforming loans to total loans increased from 0.12% to 0.98%. During the past six months, nonperforming loans have increased significantly, primarily due to the non-accrual loan mentioned above; management has increased the reserve for loan losses, but does not anticipate any losses at this time. The allowance for loan losses as a percent of loans increased from 1.46% at December 31, 2005, to 1.65% at June 30, 2006.

During the first six months of 2006, charge-offs totaled $78 thousand and recoveries $16 thousand.

Deposits

Total deposits of $857.8 million at June 30, 2006, represented an increase of $120.5 million (16.34%) from total deposits of $737.3 million at year-end 2005. The increase was attributable to increases of $79.8 million in brokered certificate of deposits and a $51.8 million increase in money market accounts. At June 30, 2006, brokered and internet certificates of deposit totaled approximately $400 million and money market accounts totaled approximately $178 million.

Shareholders' Equity

Shareholders' equity increased $8.6 million from December 31, 2005 to June 30, 2006, due to the retention of earnings, less $1.4 million in dividends paid. On June 30, 2006, the Company and the Bank exceeded the regulatory minimums and qualified as well-capitalized under the regulations of the Federal Reserve System, the State of Florida, and the FDIC.

Liquidity Management

Liquidity is defined as the ability of a company to convert assets (by liquidating or pledging for borrowings) into cash or cash equivalents without significant loss. Liquidity management involves maintaining the ability to meet the day-to-day cash flow requirements of its customers, whether they are

                          FLORIDA COMMUNITY BANKS, INC.
                                  June 30, 2006


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

The asset portion of the balance sheet provides liquidity primarily through maturities and the repayment of loan and investment principal. Loans that mature in one year or less equaled approximately $416.2 million at June 30, 2006, and there are approximately $8.2 million of investment security repayments expected within one year.

The liability portion of the balance sheet provides liquidity through deposits to various customers' interest-bearing and non-interest-bearing deposit accounts, brokered and internet certificated of deposits. At June 30, 2006, the Bank had funds available through the purchase of federal funds from correspondent commercial banks up to an aggregate of $55 million and another $7 million available from the Federal Reserve Bank of Atlanta; the Company had $5 million available through a separate line with a commercial bank. The Bank also has available a credit line with the Federal Home Loan Bank of Atlanta of up to 15% of assets (approximately $152 million) of which $97 million is available and unused. At June 30, 2006, the bank had unused collateral totaling approximately $34 million, thus limiting the advances potentially available to that amount.

Capital Resources

A strong capital position is vital to the continued profitability of the Company and the Bank because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The Company has provided a significant portion of its capital requirements through the retention of earnings.

On June 21, 2002, FCBI Capital Trust I ("Trust I"), a Delaware statutory trust established by the Company, received $10,000,000 in proceeds in exchange for $10,000,000 principal amount of Trust I floating rate cumulative trust preferred securities (the "preferred securities") in a trust preferred private placement. On May 12, 2006, FCBI Capital Trust II ("Trust II") was established also as a Delaware statutory trust. Trust II received $20,000,000 in similar proceeds. The proceeds of both transactions were then used by the trusts to purchase an equal amount of floating rate subordinated debentures (the "subordinated debentures") of the Company. The Company has fully and unconditionally guaranteed all obligations of the trusts on a subordinated basis with respect to the preferred securities. Subject to certain limitations, the preferred securities qualify as Tier 1 capital and are presented in the Consolidated Statements of Financial Condition as subordinated debentures. The sole assets of the trusts are the subordinated debentures issued by the Company. Both the preferred securities of the trusts and the subordinated debentures of the Company have approximately 30-year lives. However, both the Company and the trusts have call options of five years, subject to regulatory capital requirements.

                          FLORIDA COMMUNITY BANKS, INC.
                                  June 30, 2006


FCBI Capital Trust II was established for two reasons; to increase the capital of the Bank (by $8.5 million) and to potentially payoff the original $10,000,000 (Trust I) when it is callable next year (July 2007). The Company will participate $10,000,000 in loans until (Trust I) is paid off.

Regulatory authorities are placing increased emphasis on the maintenance of adequate capital. In 1990, new risk-based capital requirements became effective. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which consists of common equity less goodwill plus qualifying Trust Preferred securities issued, amounted to $104.7 million at June 30, 2006. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and Trust Preferred securities not qualifying as Tier I capital. Tier I capital plus the Tier II capital components are referred to as Total Risk-Based capital and was $121.1 million at June 30, 2006.

Management will continue to monitor the Company's asset mix and the loan loss allowance, which are the areas most affected by the capital requirements.


RESULTS OF OPERATIONS

Three months ended June 30, 2006 and 2005

Summary

Net earnings of the Company for the three months ended June 30, 2006, totaled $5,159,972 compared to $4,738,497 for the same period in 2005, representing an 8.9% increase. The increase was due primarily to loan growth, which generated interest and fee income that was $8.1 million or 63.1% higher than last year.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's income. Net interest income during the three months ended June 30, 2006, increased $3.6 million or 36.3% from the same period in 2005. This increase was due to an increase in interest income from loans, securities and fed funds sold of $8.3 million, which was offset by an increase in interest expense on deposits and borrowed funds of $4.7 million. Loan interest income increased due to higher rates and an increase in volume. Interest expense also increased due to higher rates and volume, particularly on money market and certificates of deposits accounts. Earning assets averaged $981.8 million during the second quarter of 2006 compared to $721.1 million in the second quarter of 2005, an increase of $260.7 million, with most of the increase due to loan growth. Average interest-bearing liabilities increased $223.3 million, from $558.8 million during the second quarter of 2005 to $782.1 million during the same period in 2006, primarily due to the increase in brokered certificate of deposits and money market accounts.

The Company's net interest margin for the three months ended June 30, 2006 was 5.42%, the same as it was in the second quarter last year.

                          FLORIDA COMMUNITY BANKS, INC.
                                  June 30, 2006


Provision for Loan Losses

The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. This level is determined based upon the Bank's historical charge-offs, management's assessment of current economic conditions, the composition of the loan portfolio and the levels of non-accruing and past due loans. The provision for loan losses was $2,410,000 for the three months ended June 30, 2006 compared to no provision during the same period in 2005. This increase is due to management's estimate of the need for an increased allowance to cover a potential increase in estimated loan losses. Loans charged off exceeded recoveries by approximately $38 thousand for the three months ended June 30, 2006, compared to a $65 thousand net recovery for the three-month period ended June 30, 2005. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was 1.65% at June 30, 2006 and was 1.48% at June 30, 2005.

Noninterest Income

Noninterest income for the three months ended June 30, 2006, was $1,121,345 compared to $1,022,840 for the same period of 2005, an increase of $98 thousand or 9.63%. The increase was primarily due to cash service fees.

Noninterest Expenses

Noninterest expenses for the three months ended June 30, 2006, were $3,740,856 reflecting an 18.32% increase from the same period of 2005. The primary component of non-interest expense is salaries and benefits, which increased $503 thousand or 27%; all the other expenses combined increased $76 thousand.

Income Taxes

The provision for income taxes of $3,230,631 for the three months ended June 30, 2006, increased $261 thousand compared to the same period of 2005, due to higher taxable earnings. The effective tax rate for both periods is more than the statutory federal rate principally because of state income taxes, net of the federal tax benefit.


Six Months Ended June 30, 2006 and 2005

Summary

Net earnings of the Company for the six months ended June 30, 2006, totaled $10,353,876 compared to $8,781,335 for the same period in 2005, representing a 17.91% increase. The increase was due primarily to loan growth, which generated interest and fee income that was $15,289,790 or 64.33% higher than last year.

                          FLORIDA COMMUNITY BANKS, INC.
                                  June 30, 2006


Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Net interest income during the six months ended June 30, 2006, increased $6.9 million or 37.77% from the same period in 2005. This increase was due primarily to higher rates and volume on loans, fed funds sold balances and to a lesser extent securities, which together increased $15.5 million or 60.83%. Interest expense on deposits increased $8.1 million or 148% and increased $427 thousand on borrowed funds. Both loans and deposits experienced increased volume. Earning assets averaged $947.3 million during the first six months of 2006 compared to $694.2 million in 2005, with the increase due to loans which increased $253 million and investments and federal funds sold that increased $75 thousand. Average interest-bearing liabilities increased from $543.7 million during the second quarter of 2005 to $771.5 million during the same period in 2006. Interest bearing checking accounts (money market and now accounts) averaged $48.2 million higher in 2006 compared to the second quarter of 2005 reflecting an increase of 32%, as did average certificates of deposit (up $183.1 million) increasing 65.1%.

The Company is in an asset sensitive position, with $187 million more in interest-earning assets subject to re-pricing than interest-bearing liabilities over a 12 month period than a year ago. With the Federal Reserve increasing raising rates 175 basis points since last June (2005), management has been successful in increasing its net interest margin in a rising rate environment; this despite the increasing cost of funds, which is rising faster as a percentage than income on earning assets. At June 30, 2006, the net interest margin was 5.40% compared to 5.35% last June. To protect the net interest margin in declining rate environment, management has floor rates on most of the variable rate loans, which will help to keep the margin from dropping too low or too fast. Management is also keeping the maturities on its brokered certificate of deposits short, in the event that rates do drop suddenly, which will enable the Bank to recover (lower it's cost of funds) quicker than if the maturities were longer (more than 2 years).

Provision for Loan Losses

The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers adequate. This level is determined based upon the Bank's historical charge-offs, management's assessment of current economic conditions, the composition of the loan portfolio and the levels of non-accruing and past-due loans. The provision for loan losses was $3,390,000 for the six months ended June 30, 2006 and no provision for the comparable period in 2005. This increase is due to management's estimate of the need for an increased allowance to cover a potential increase in estimated loan losses. Charge-offs exceeded recoveries by approximately $62 thousand during the first six months of 2006 compared to recoveries that exceeded charge-offs by approximately $88 thousand during the same time period in 2005. The level of non-performing loans increased significantly (from $3.1 million to $11 million) during the period from December 31, 2005 to June 30, 2006, with one large non-accrual loan accounting for the increase. Again, management does not anticipate any losses from this loan at this time.

Noninterest Income

Noninterest income for the six months ended June 30, 2006, was $2,063,549 compared to $1,923,810 for the same period of 2005, an increase of 7.26% (2005's income included a $21 thousand gain from the sale of a fixed asset compared to a $0 thousand gain in 2006). The primary increase came from service charges on deposits which increased $136 thousand and cash service fees which increased $98 thousand. Secondary market loan fees declined $137 thousand from a year ago.

                          FLORIDA COMMUNITY BANKS, INC.
                                  June 30, 2006


Noninterest Expenses

Noninterest expenses for the six months ended June 30, 2006, totaled $7,202,662 reflecting a 19.12% increase from the same period of 2005. The primary components of noninterest expenses are salaries and employee benefits, which increased $874 thousand for the six months ended June 30, 2006, compared to the same period in 2005. This increase was due to the growth of the Bank, but also reflected the slow down in loan growth as measured by a decrease ($178 thousand) in the loan costs that are deferred, which is included in salary and benefits. Occupancy expenses (depreciation, taxes, insurance, electricity, etc) increased $83 thousand, due to higher real estate tax accruals, building maintenance expenses and depreciation etc. Other expenses (advertising and promotion expenses, professional fees, assessment fees, data processing expenses, other real estate owned expenses, etc) were $199 thousand higher; mostly related to higher advertising/public relations expenses and professional fees.

Income Taxes

The provision for income taxes of $6,479,627 for the six months ended June 30, 2006, increased $975 thousand compared to the same period of 2005, due to higher pre-tax income. The effective tax rate for both periods is more than the statutory federal rate principally because of state income taxes, net of the federal tax benefit.

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

                          FLORIDA COMMUNITY BANKS, INC.
                                  June 30, 2006


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

                          FLORIDA COMMUNITY BANKS, INC.
                                  June 30, 2006


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

In June 2006, the FASB issued Interpretation No. 48 ("FIN 48"), Accounting For Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating any impact that the adoption of this Interpretation may have on the Company's consolidated financial statements.


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

                          FLORIDA COMMUNITY BANKS, INC.
                                  June 30, 2006


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

As of June 30, 2006, the Company's simulation analysis indicated that the Company is at greatest risk in a sudden decreasing interest rate environment. This analysis assumes that rates will change suddenly on a specific date. The Company believes that interest rates are near their peak, with possibly one more hike in rates by the Federal Reserve Bank and then remaining stable for a period of time (depending on how the economy reacts to higher interest rates and the cost of energy (oil) etc.). With the likelihood of fewer rate increases, management will do whatever it can to reduce its interest rate risk exposure by keeping its liability maturities short and looking at investments with good down rate (call) protection in the event that rates do fall. The table below depicts the results of the simulation assuming a one and two percent decrease and increase in market interest rates.


                                                             Estimated Fair Value of Financial Instruments
                                                   ----------------------------------------------------------------
                                                       Down              Up             Down               Up
                                                     1 Percent        1 Percent       2 Percent         2 Percent
                                                   ------------    -------------    -------------    --------------
                                                                        Dollars in Thousands

Interest-earning Assets:
   Loans.........................................  $    891,995    $     887,414    $     894,136    $      885,040
   Federal funds sold and cash equivalents.......        28,846           28,834           28,852            28,828
   Securities....................................        56,596           54,330           57,490            52,987
                                                   ------------    -------------    -------------    --------------
     Total Interest-earning Assets...............       977,437          970,578          980,478           966,855
                                                   ------------    -------------    -------------    --------------

Interest-bearing Liabilities
   Deposits - Savings and demand.................       329,201          324,841          331,381           322,661
   Deposits - Time...............................       488,408          481,516          491,855           478,069
   Other borrowings..............................        56,245           53,793           57,471            52,567
                                                   ------------    -------------    -------------    --------------
     Total Interest-bearing Liabilities..........       873,854          860,150          880,707           853,297
                                                   ------------    -------------    -------------    --------------

Net Difference in Fair Value.....................  $    103,583    $     110,428    $      99,771    $      113,558
                                                   ============    =============    =============    ==============

Change in Net Interest Income....................  $     (2,410)   $       2,675    $      (4,852)   $        5,320
                                                   ============    =============    =============    ==============

                          FLORIDA COMMUNITY BANKS, INC.
                                  June 30, 2006


Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's chief executive officer and chief financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

During the quarter under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.




             [The remainder of this page intentionally left blank.]

                          FLORIDA COMMUNITY BANKS, INC.
                                  June 30, 2006


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

Item 4 - Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (the "Annual Meeting") of Florida Community Banks, Inc. was held on April 20, 2006, to consider the election of directors (Proposal I) and to allow adjournment of the Annual Meeting if a quorum was not present in person or by proxy (Proposal II), an issue made moot since a quorum was present.

At the Annual Meeting, 4,013,743 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

PROPOSAL I. Election of Directors:

                                                                                  FOR                    WITHHELD
                                                                                ---------                --------
       Beauford E. Davidson                                                     4,013,737                     6
       Patrick B. Langford                                                      4,013,737                     6
       Lewis J. Nobles, Jr.                                                     4,013,737                     6
       John R. Olliff                                                           4,013,737                     6
       James O'Quinn                                                            4,013,737                     6
       Stephen L. Price                                                         4,013,737                     6
       Bernard T. Rasmussen                                                     4,013,737                     6
       Daniel G. Rosbough                                                       4,013,737                     6
       James E. Williams, Jr.                                                   4,013,737                     6


PROPOSAL II.  Adjournment if Necessary:

                                                             FOR                 AGAINST               ABSTAIN
                                                     ------------------    ------------------    ------------------
                                                          3,952,059               54,415                 7,269


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

    10.2       Amended and Restated Trust Agreement among Florida Community
               Banks, Inc. as depositor, Wilmington Trust Company as property trustee, Wilmington Trust Company, as Delaware trustee, and Stephen L. Price, and Thomas V. Ogletree as administrators, dated as of June 21, 2002 (included as Exhibit 10.3 to the Company's
               Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

    10.3 Guarantee Agreement between Florida Community Banks, Inc. as guarantor, and Wilmington Trust Company as guarantee trustee, dated as of June 21, 2002 (included as Exhibit 10.4 to the Company's Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

    10.4       Junior Subordinated Indenture between Florida Community Banks,
               Inc. (as Company) and Wilmington Trust Company (as trustee), dated as of June 21, 2002 (included as Exhibit 10.5 to the Company's Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).



                          FLORIDA COMMUNITY BANKS, INC.
                                  June 30, 2006


Exhibit No.                                               Exhibit                                          Page


    10.5 Employee Stock Ownership Plan (included as Exhibit 10.5 to the Company's Form S-8 filed May 6, 2004 and incorporated herein by reference).

    10.6       Amended and Restated Declaration of Trust, dated as of May 12,
               2006, by and among the Company, as Depositor, Wells Fargo Bank,
               National Association, as Institutional Trustee and Delaware
               Trustee, and the Administrators named therein (included as Exhibit 10.3 to the Company's Form 8-K filed with the SEC on May
               12, 2006, and incorporated herein by reference).

    10.7 Guarantee Agreement, dated as of May 12, 2006, by and between the Company, as Guarantor, and Wells Fargo Bank, National
               Association, as Guarantee Trustee (included as Exhibit 10.2 to the Company's Form 8-K filed with the SEC on May 12, 2006, and incorporated herein by reference).

    10.8 Indenture, dated as of May 12, 2006, by and between the Company and Wells Fargo Bank, National Association, as Trustee (included as Exhibit 10.1 to the Company's Form 8-K filed with the SEC on May 12, 2006, and incorporated herein by reference).

    11         Statement re: computation of earnings per common share                                            28

    14         Code of  Ethics  (included  as  Exhibit  99.1 to the  Company's
               Form 8-K filed on March 3, 2003, and incorporated herein by reference.)

    31.1       Chief Executive  Officer - Certification of principal  executive officer pursuant to the Exchange Act Rule 13(a)-14(a) or
               15(d)-14(a).                                                                                      29

    31.2       Chief Financial  Officer - Certification of principal  financial officer pursuant to the Exchange Act Rule 13(a)-14(a) or
               15(d)-14(a).                                                                                      30

    32.1       Chief Executive Officer - Certification  pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
               Oxley Act of 2002.                                                                                31

    32.2       Chief Financial Officer - Certification  pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
               Oxley Act of 2002.                                                                                31



             [The remainder of this page intentionally left blank.]

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           FLORIDA COMMUNITY BANKS, INC.



By:  /s/ Stephen L. Price                              August 8, 2006
     ---------------------------------------------     -------------------------
     Stephen L. Price                                  Date
     President, Chief Executive Officer
     and Chairman of the Board of Directors



     /s/ Guy W. Harris                                 August 8, 2006
     ---------------------------------------------     -------------------------
     Guy W. Harris                                     Date
     Chief Financial Officer

Exhibit 11 - Statements Re: Computation of Per Share Earnings


                          FLORIDA COMMUNITY BANKS, INC.

                    COMPUTATION OF EARNINGS PER COMMON SHARE



The following tabulation presents the calculation of basic and diluted earnings per common share for the three-month and six-month periods ended June 30, 2006 and 2005. Average shares outstanding have been retroactively adjusted on an equivalent share basis for the effects of the stock dividends and splits as discussed in the notes to the financial statements.



                                                                Three Months                   Six Months
                                                               Ended June 30,                Ended June 30,
                                                     ------------------------------   -----------------------------
                                                          2006            2005             2006           2005
                                                     -------------    -------------   -------------  --------------

Basic Earnings Per Share:
   Net income....................................    $   5,159,972    $   4,738,497   $  10,353,876  $    8,781,335
                                                     =============    =============   =============  ==============

   Earnings on common shares.....................    $   5,159,972    $   4,738,497   $  10,353,876  $    8,781,335
                                                     =============    =============   =============  ==============

   Weighted average common shares
     outstanding - basic.........................        5,477,776        5,474,240       5,483,294       5,453,378
                                                     =============    =============   =============  ==============

   Basic earnings per common share...............    $        0.94    $        0.87   $        1.89  $         1.61
                                                     =============    =============   =============  ==============

Diluted Earnings Per Share:
   Net income....................................    $   5,159,972    $   4,738,497   $  10,353,876  $    8,781,335
                                                     =============    =============   =============  ==============

   Weighted average common shares
     outstanding - diluted.......................        5,556,366        5,548,093       5,553,970       5,540,610
                                                     =============    =============   =============  ==============

   Diluted earnings per common share.............    $        0.93    $        0.85   $        1.86  $         1.58
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

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent quarter that has materially affected or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

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


Date: August 8, 2006                    By: /s/ Stephen L. Price
      -------------------------             ------------------------------------
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

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent quarter that has materially affected or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

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


Date: August 8, 2006                             By:  /s/ Guy W. Harris
     --------------------------                       --------------------------
                                                     Guy W. Harris
                                                     Chief Financial Officer

EXHIBIT 32.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with Florida Community Banks, Inc.'s ("Company") Quarterly Report on Form 10-Q for the period ended June 30, 2006 ("Report"), each of the undersigned certify that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  August 8, 2006               By:   /s/ Stephen L. Price
       -------------------------          --------------------------------------
                                          Stephen L. Price
                                          President, Chief Executive Officer
                                          and Chairman of the Board of Directors



EXHIBIT 32.2

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with Florida Community Banks, Inc.'s ("Company") Quarterly Report on Form 10-Q for the period ended June 30, 2006 ("Report"), each of the undersigned certify that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





Date:  August 8, 2006               By:   /s/ Guy W. Harris
       -------------------------          --------------------------------------
                                          Guy W. Harris
                                          Chief Financial Officer