Form 10-Q
period 2006-09-30
FLORIDA COMMUNITY BANKS INC
filed 2006-11-08
CIK 1170902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par	Outstanding at November 6, 2006: 6,570,190

Form 10-Q
FLORIDA COMMUNITY BANKS, INC.
September 30, 2006

TABLE OF CONTENTS

Page No.
Part I - Financial Information

Item 1 - Consolidated Financial Statements (Unaudited)

Consolidated Statements of Financial Condition as of September 30, 2006
and December 31, 2005	3

Consolidated Statements of Income for the Three Months and Nine Months
Ended September 30, 2006 and 2005	4

Consolidated Statement of Shareholders’ Equity for the Nine Months
Ended September 30, 2006	5

Consolidated Statements of Cash Flows for the Nine Months
Ended September 30, 2006 and 2005	6

Notes to Consolidated Financial Statements	7

Item 2 - Management’s Discussion and Analysis of
Financial Condition and Results of Operations	13

Item 3 - Quantitative and Qualitative Disclosures about Market Risk	19

Item 4 - Controls and Procedures	20

Part II - Other Information

Item 1 - Legal Proceedings	21

Item 1A - Risk Factors	21

Item 5 - Other Information	21

Item 6 - Exhibits	22

Signatures

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
Table
FLORIDA COMMUNITY BANKS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
September 30, 2006 (Unaudited) and December 31, 2005

	September 30,	December 31
	2006	2005
	(Unaudited)
Assets
Cash and due from banks	$15,554,603	$27,177,610
Interest-bearing demand deposits with banks	1,290,345	5,002,739
Federal funds sold	17,396,000	188,000
Cash and Cash Equivalents	34,240,948	32,368,349

Securities held-to-maturity, fair value of $76,356,616 in
2006 and $59,290,254 in 2005	77,806,636	61,033,171
Other investment securities	6,095,465	5,209,265
Loans held-for-sale	—	300,000

Loans, net of unearned income	891,088,523	791,308,855
Allowance for loan losses	(16,054,376)	(11,522,910)
Net Loans	875,034,147	779,785,945

Premises and equipment, net	13,938,676	13,776,233
Accrued interest	6,032,312	4,941,241
Foreclosed real estate	2,203,435	2,203,435
Deferred taxes, net	7,299,278	5,830,225
Other assets	1,775,557	1,633,670
Total Assets	$1,024,426,454	$907,081,534

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$113,320,983	$129,559,895
Interest-bearing	733,486,359	607,695,861
Total Deposits	846,807,342	737,255,756

Short-term borrowings	100,000	25,088,000
Accrued interest	2,944,389	2,399,280
Deferred compensation	255,384	281,629
ESOP note payable	520,585	—
FHLB advances	55,000,000	60,000,000
Subordinated debentures	30,929,000	10,310,000
Income taxes payable	804,289	626,130
Other liabilities	2,523,684	1,044,957
Total Liabilities	939,884,673	837,005,752
Shareholders’ Equity
Common stock - par value $0.01 per share, 10,000,000
shares authorized, 6,591,769 shares issued and 6,570,190
outstanding at September 30, 2006; and 6,591,769
issued and outstanding at December 31, 2005	65,918	65,918
Paid-in capital	18,426,556	18,353,825
Retained earnings	66,569,892	51,656,039
Unearned ESOP shares	(520,585)	—
Total Shareholders’ Equity	84,541,781	70,075,782

Total Liabilities and Shareholders’ Equity	$1,024,426,454	$907,081,534

FLORIDA COMMUNITY BANKS, INC.
CONSOLIDATED STATEMENTS OF INCOME
Three Months and Nine Months Ended September 30, 2006 and 2005
(Unaudited)
Table
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Interest Income
Interest and fees on loans	$21,768,673	$14,299,095	$60,827,003	$38,067,635
Interest and dividends on securities	790,170	698,747	2,200,582	2,150,596
Interest on federal funds sold
and other interest income	305,061	114,694	688,564	295,384
Total Interest Income	22,863,904	15,112,536	63,716,149	40,513,615

Interest Expense
Interest on deposits	7,880,959	3,691,790	21,406,336	9,146,828
Interest on borrowed funds	1,307,290	885,508	3,271,542	2,422,757
Total Interest Expense	9,188,249	4,577,298	24,677,878	11,569,585

Net Interest Income	13,675,655	10,535,238	39,038,271	28,944,030

Provision for loan losses	1,225,000	32,000	4,615,000	32,000

Net Interest Income After
Provision for Loan Losses	12,450,655	10,503,238	34,423,271	28,912,030

Noninterest Income
Customer service fees	410,939	362,156	1,255,705	1,070,567
Secondary market loan fees	207,830	228,848	570,906	728,743
Other noninterest income	325,285	256,177	1,180,993	950,466
Gain on sale of premises
and equipment	—	—	—	21,216
Total Noninterest Income	944,054	847,181	3,007,604	2,770,992

Noninterest Expenses
Salaries and employee benefits	2,336,964	2,150,627	6,935,967	5,875,199
Occupancy and equipment expense	649,177	529,997	1,701,155	1,499,450
Other noninterest expenses	776,067	672,890	2,327,748	2,025,376
Total Noninterest Expenses	3,762,208	3,353,514	10,964,870	9,400,025

Income before income taxes	9,632,501	7,996,905	26,466,005	22,282,997
Provision for income tax expense	3,699,239	3,079,595	10,178,866	8,584,351

Net Income	$5,933,262	$4,917,310	$16,287,139	$13,698,646

Weighted average common shares
outstanding - basic	6,570,190	6,592,220	6,576,386	6,560,286
Weighted average common shares
outstanding - diluted	6,671,807	6,668,058	6,664,149	6,636,277

Basic earnings per common share	$0.90	$0.75	$2.48	$2.09
Diluted earnings per common share	0.89	0.74	2.44	2.06

Cash dividends declared
per common share	0.21	0.17	0.21	0.17

See notes to consolidated financial statements

FLORIDA COMMUNITY BANKS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Nine Months Ended September 30, 2006
(Unaudited)

Table
	Common	Paid-in	Retained	Unearned
	Stock	Capital	Earnings	ESOP shares	Total

December 31, 2005	$65,918	$18,353,825	$51,656,039	$—	$70,075,782

Unearned ESOP shares	—	—	—	(520,585)	(520,585)

Cash dividends - Common
$0.21 per share	—	—	(1,373,286)	—	(1,373,286)

Compensation effect of stock options	—	72,731	—	—	72,731

Net income - nine months ended
September 30, 2006	—	—	16,287,139	—	16,287,139

Balance at September 30, 2006	$65,918	$18,426,556	$66,569,892	$(520,585)	$84,541,781

See notes to consolidated financial statements

FLORIDA COMMUNITY BANKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2006 and 2005
(Unaudited)

Table
	Nine Months
	Ended September 30,
	2006	2005

Operating Activities
Net Income	$16,287,139	$13,698,646
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	4,615,000	32,000
Depreciation, amortization, and accretion, net	832,490	888,030
Increase in accrued interest receivable	(1,091,071)	(710,162)
Increase in accrued interest payable	545,109	883,687
Increase in deferred tax asset, net	(1,469,053)	(673,254)
Loss on disposal (gain on sale) of premises and equipment	33,911	(21,216)
Other, net	1,362,723	338,316
Net Cash Provided By Operating Activities	21,116,248	14,436,047

Investing Activities
Proceeds from pay-downs of investment securities held-to-maturity	4,069,380	5,892,335
Purchase of investment securities held-to-maturity	(20,990,219)	—
Purchase of other securities	(267,200)	(274,188)
Net increase in loans to customers	(99,479,668)	(190,535,367)
Purchase of premises and equipment	(916,252)	(1,098,355)
Proceeds from the sale of premises and equipment	—	41,000
Net Cash Used in Investing Activities	(117,583,959)	(185,974,575)

Financing Activities
Net increase in demand deposits, NOW accounts,
and savings accounts	34,175,519	13,121,057
Net increase in certificates of deposit	75,376,067	153,635,699
Proceeds from (repayment of) short-term borrowings	(24,988,000)	10,593,000
Proceeds from other debt	67,279	26,415
Issuance of subordinated debentures	20,010,000	—
Net decrease in FHLB advances	(5,000,000)	—
Sale of common stock...	—	1,162,233
Dividends paid	(1,373,286)	(1,144,482)
Compensation associated with the issuance of options, net of tax	72,731	52,722
Net Cash Provided By Financing Activities	98,340,310	177,446,644

Net Increase in Cash and Cash Equivalents	1,872,599	5,908,116

Cash and Cash Equivalents at Beginning of Period	32,368,349	19,614,078

Cash and Cash Equivalents at End of Period	$34,240,948	$25,522,194

See notes to consolidated financial statements

FLORIDA COMMUNITY BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

Note A - Basis of Presentation

Florida Community Banks, Inc. (“FCBI” or the “Company”) is a bank holding company, which owns all of the common stock of Florida Community Bank (“Bank” or “FCB”) and special purpose business trusts organized to issue Trust Preferred Securities. The special purpose business trusts are not consolidated in the financial statements that are included elsewhere herein. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Some items in the September 30, 2005, financial information have been reclassified to conform to the September 30, 2006, presentation.

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
September 30, 2006
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

Note C - Income Taxes

The effective tax rate of approximately 38.46% for the nine months ended September 30, 2006 and 2005 is more than the federal statutory tax rate for corporations; this is principally because of the effect of state income taxes, net of federal tax benefit.

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

The carrying amounts of securities held-to-maturity as shown in the consolidated statements of financial condition and their approximate fair values at September 30, 2006 and December 31, 2005 were as follows:

	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

September 30, 2006:
U. S. Government and
agency securities	$9,022,997	$37,856	$50,953	$9,009,900
Municipal securities	9,566,555	55,939	17,993	9,604,501
Mortgage-backed securities	59,217,084	10,305	1,485,174	57,742,215

	$77,806,636	$104,100	$1,554,120	$76,356,616

December 31, 2005:
U. S. Government and
agency securities	$1,997,481	$—	$58,681	$1,938,800
Mortgage-backed securities	59,035,690	18,534	1,702,770	57,351,454

	$61,033,171	$18,534	$1,761,451	$59,290,254

FLORIDA COMMUNITY BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

Note D - Securities - Continued

The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2006.
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

U.S. Government and
agency securities	$—	$—	$1,947,200	$50,953	$1,947,200	$50,953
Municipal securities	2,100,053	17,993	—	—	2,100,053	17,993
Mortgage-backed
securities	5,388,013	17,107	49,591,087	1,468,067	54,979,100	1,485,174
Total Temporarily
Impaired Securities	$7,488,066	$35,100	$51,538,287	$1,519,020	$59,026,353	$1,554,120

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

The Company believes all individual securities at September 30, 2006, that were in an unrealized loss position or impaired for the timeframes indicated above are deemed not to be other-than-temporary impairments. Substantially all of these positions are backed by 1-4 family mortgages and the unrealized loss of these securities is based solely on interest rate changes and not due to credit ratings. Management intends to hold these securities until maturity.

Note E - Subordinated Debentures

On May 12, 2006, FCBI Capital Trust II (“Trust II”) was established as a Delaware statutory trust. Trust II received $20,000,000 in proceeds. The proceeds of the Trust II transaction and the $10,000,000 in proceeds from the prior statutory trust established June 21, 2002, FCBI Capital Trust I (“Trust I”) transaction were then used by the trusts to purchase an equal amount of floating rate subordinated debentures (the “subordinated debentures”) of the Company. The Company has fully and unconditionally guaranteed all obligations of the trusts on a subordinated basis with respect to the preferred securities. Subject to certain limitations, the preferred securities qualify as Tier 1 capital and are presented in the Consolidated Statements of Financial Condition as subordinated debentures. The sole assets of the trusts are the subordinated debentures issued by the Company. Both the preferred securities of the trusts and the subordinated debentures of the Company have approximately 30-year lives. However, both the Company and the trusts have call options of five years, subject to regulatory capital requirements.

FLORIDA COMMUNITY BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

Note F- Shareholders’ Equity

In October 2006, the Company declared a stock split of 1.2 shares for each of the Company's outstanding shares of common stock. This effect of this stock split has been retroactively reflected in the financial statements. All references to weighted average shares outstanding and per share amounts included in the accompanying financial statements and notes reflect the stock split and its retroactive effects. In March and June 2006 the ESOP plan acquired shares in a leveraged transaction (see Note J for further explanation).

Note G - Segment Information

All of the Company’s offices offer similar products and services, are located in the same geographic region, and serve the same customer segments of the market. As a result, management considers all units as one operating segment and therefore feels that the basic financial statements and related footnotes provide details related to segment reporting.

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
September 30, 2006
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

The following represents the Company’s commitments to extend credit and standby letters of credit as of September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005

Commitments to extend credit	$208,708,000	$208,082,000

Standby and commercial letters of credit	3,003,000	2,771,000

Total commitments and contingencies	$211,711,000	$210,853,000

Florida Community Bank, as part of its retail mortgage loan production activities, routinely enters into short-term commitments to originate fixed rate loans. Most of the loans will be sold to third party correspondent banks upon closing. For those loans, the Company enters into individual forward sales commitment’s at the same time the commitment to originate is finalized. While the forward sales commitments function as an economic hedge and effectively eliminate the Company's financial risk of rate changes during the rate lock period, both the commitment to originate mortgage loans that will be sold and the commitment to sell the mortgage loans are derivatives, the fair values of which are essentially equal and offsetting, whereas the Company primarily acts as intermediary between the borrower and the ultimate lender.

FLORIDA COMMUNITY BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

Note J - Benefit Plans

The Company sponsors a defined contribution employee stock ownership plan ("ESOP") for the benefit of its employees. The ESOP provides for contributions, as the Board of Directors determines annually, made to a trust for the benefit of participating employees which contribution shall be invested primarily in the Company's common stock. The shares for this purpose are provided principally by the Company's ESOP, supplemented as needed by newly issued shares. On March 15, 2006, the ESOP incurred $445,535 of debt to purchase 15,365 shares of the Company; on June 7, 2006, the ESOP incurred an additional $75,000 in debt to purchase 2,618 shares. The ESOP shares are accounted for as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to employees' accounts based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the shares related to debt are reported as unearned ESOP shares in the statement of financial condition. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. Management intends to repay the debt before December 31, 2006.

Note K - Provision for Loan Losses

During 2006 the company provided $4,615,000 in provision for loan losses compared to $32,000 provision for the same period of 2005. The 2006 provision was considered necessary by management to maintain an adequate allowance to cover a potential increase in estimated loan losses.

Note L - Subsequent Events

On October 19, 2006, the Board of Directors declared a dividend payable on November 17, 2006, of $0.25 per share, to all shareholders of record as of November 3, 2006. The Company also declared a stock split of 1.2 shares for each of the Company's outstanding shares of common stock on December 1, 2006, to stockholders of record on November 3, 2006. The effect of this stock split has been retroactively reflected in the financial statements. All references to weighted average shares outstanding and per share amounts included in the accompanying financial statements and notes reflect the stock split and its retroactive effects.

FLORIDA COMMUNITY BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to assist an understanding of the Company’s financial condition and results of operations. This analysis should be read in conjunction with the consolidated financial statements and related notes appearing in Item 1 of the September 30, 2006, Form 10-Q, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Forward-Looking Information

Certain statements contained in this Quarterly Report on Form 10-Q, which are not historical facts, are forward-looking in nature and relate to trends and events that may affect the Company’s future financial position and operating results. In addition, the Company, through its senior management, from time to time makes forward-looking public statements concerning its expected future operations and performance and other developments. All forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms “expect,” “anticipates,” “intend” and “project” and similar words or expression are intended to identify forward-looking statements. In addition to risks and uncertainties that may affect operations, performance, growth projections and the results of the Company’s business, which include, but are not limited to, fluctuations in the economy, the relative strength and weakness in the commercial and consumer sector and in the real estate market, the actions taken by the Federal Reserve Board for the purpose of managing the economy, interest rate movements, the impact of competitive products, services and pricing, timely development by the Company of technology enhancements for its products and operating systems, legislation and similar matters, the Company’s future operations, performance, growth projections and results will depend on its ability to respond to the challenges associated with a weakening economy, particularly in real estate development, which is prominent in the Company’s primary market. Although management of the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Prospective investors are cautioned that any such forward-looking statements are not guaranties of future performance, involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events or circumstances that may affect the accuracy of any forward-looking statement.

FINANCIAL CONDITION

September 30, 2006 compared to December 31, 2005

The Bank continued its operations concentrating in the origination of loans in southwestern and other areas of Florida. As discussed more fully below, loans increased 12.61% during the first nine months of 2006, while equity capital grew at a higher rate (20.64%). No significant changes in operating goals or policies occurred during 2006.

Loans

Loans comprised the largest single category of the Company’s earning assets on September 30, 2006. Loans, net of unearned income, totaled 86.98% of total assets at September 30, 2006 compared to 87.24% of total assets at December 31, 2005. During the first nine months of 2006, loans increased approximately $99.8 million, a smaller increase than the $190.6 million during the same time period in 2005. In early 2005, management anticipated that a slow down in the economy was coming and took advantage of the tremendous growth that Southwest Florida was experiencing to increase its loan portfolio, knowing that as rates rose the demand for real estate would subside and the construction and development loans would being to payoff. While new loan business is down, loans already on the books continue to fund and add to the portfolio.

Investment Securities and Other Earning Assets

The investment securities portfolio is used to provide a source of liquidity, to serve as collateral for borrowings and to secure certain government deposits. Federal funds sold are the most liquid earning asset and is used to manage the daily cash position of the Company. With interest rates increasing, management decided it was time to increase the investment portfolio with a mixture of securities that would provide “rates down” protection in the event that interest rates declined. As of September 30, 2006, approximately $21 million in new securities had been purchased; total investments were $77.8 million compared to $61 million at December 31, 2005.

Asset Quality

From December 31, 2005 to September 30, 2006, the Bank’s asset quality remained satisfactory as measured by three key ratios. The ratio of loan loss allowance to total nonperforming assets (defined as non-accrual loans, loans past due 90 days or greater, restructured loans, non-accruing securities, and other real estate) decreased from 367.31% to 128.90%. The percentage of nonperforming assets to total assets increased from 0.35% to 1.22%, and the percentage of nonperforming loans to total loans increased from 0.12% to 1.15%. These ratios were affected by a $9.3 million increase in nonperforming loans during the first nine months of 2006; the increase was primarily due to one loan ($8.2 million) that was put on non-accrual in March. Management has increased the reserve for loan losses, and as a percent of loans, the allowance was 1.46% at December 31, 2005, and was 1.80% at September 30, 2006.

During the first nine months of 2006, charge-offs totaled $103 thousand and recoveries $20 thousand.

FLORIDA COMMUNITY BANKS, INC.
September 30, 2006

Deposits

Total deposits of $846.8 million at September 30, 2006, represented an increase of $109.5 million (14.86%) from total deposits of $737.3 million at year-end 2005. The increase was attributable to increases of $74 million in broker certificate of deposits and $64 million in money market accounts; checking, NOW accounts and savings balances all declined a combined $30.1 million. At September 30, 2006, brokered and internet certificates of deposit totaled approximately $393.9 million and money market accounts totaled approximately $190.5 million.

Shareholders’ Equity

Shareholders’ equity increased $14.5 million from December 31, 2005 to September 30, 2006, due to the retention of earnings, less $1.4 million in dividends paid. On September 30, 2006, the Company and the Bank exceeded the regulatory minimums and qualified as well-capitalized under the regulations of the Federal Reserve System, the State of Florida, and the FDIC.

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

The asset portion of the balance sheet provides liquidity primarily through maturities and the repayment of loan and investment principal. Loans that mature in one year or less equaled approximately $447.4 million at September 30, 2006, and there are approximately $9.6 million of investment security repayments expected within one year.

The liability portion of the balance sheet provides liquidity through deposits to various customers’ interest-bearing and Noninterest-bearing deposit accounts, brokered and internet certificated of deposits. At September 30, 2006, the Bank had funds available through the purchase of federal funds from correspondent commercial banks up to an aggregate of $55 million; the Company had $5 million available through a separate line with a commercial bank. The Bank also has available a credit line with the Federal Home Loan Bank of Atlanta of up to 15% of assets (approximately $152 million) of which $97 million is available and unused. At September 30, 2006, the bank had unused collateral totaling approximately $49 million, thus limiting the advances potentially available to that amount.

Capital Resources

A strong capital position is vital to the continued profitability of the Company and the Bank because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The Company has provided a significant portion of its capital requirements through the retention of earnings.

On June 21, 2002, FCBI Capital Trust I (“Trust I”), a Delaware statutory trust established by the Company, received $10,000,000 in proceeds in exchange for $10,000,000 principal amount of Trust I floating rate cumulative trust preferred securities (the “preferred securities”) in a trust preferred private placement. On May 12, 2006, FCBI Capital Trust II (“Trust II”) was established also as a Delaware statutory trust. Trust II received $20,000,000 in similar proceeds. The proceeds of both transactions were then used by the trusts to purchase an equal amount of floating rate subordinated debentures (the “subordinated debentures”) of the Company. The Company has fully and unconditionally guaranteed all obligations of the trusts on a subordinated basis with respect to the preferred securities. Subject to certain limitations, the preferred securities qualify as Tier 1 capital and are presented in the Consolidated Statements of Financial Condition as subordinated debentures. The sole assets of the trusts are the subordinated debentures issued by the Company. Both the preferred securities of the trusts and the subordinated debentures of the Company have approximately 30-year lives. However, both the Company and the trusts have call options of five years, subject to regulatory capital requirements.

FCBI Capital Trust II was established for two reasons; to increase the capital of the Bank (by $8.5 million) and to potentially payoff the original $10,000,000 (Trust I) when it is callable next year (July 2007). The Company will participate $10,000,000 in loans until (Trust I) is paid off.

Regulatory authorities are placing increased emphasis on the maintenance of adequate capital. In 1990, new risk-based capital requirements became effective. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company’s Tier I capital, which consists of common equity less goodwill plus qualifying Trust Preferred securities issued, amounted to $112.5 million at September 30, 2006. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and Trust Preferred securities not qualifying as Tier I capital. Tier I capital plus the Tier II capital components are referred to as Total Risk-Based capital and was $127.1 million at September 30, 2006.

Management will continue to monitor the Company's asset mix and the loan loss allowance, which are the areas most affected by the capital requirements.

FLORIDA COMMUNITY BANKS, INC.
September 30, 2006

RESULTS OF OPERATIONS

Three months ended September 30, 2006 and 2005

Summary

Net earnings of the Company for the three months ended September 30, 2006, totaled $5,933,262 compared to $4,917,310 for the same period in 2005, representing a 20.6% increase. The increase was due primarily to loan growth, which generated interest and fee income that was $7.5 million or 52.2% higher than last year.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company’s income. Net interest income for the three months ended September 30, 2006, increased $3.1 million (29.8%) from the same period in 2005. This increase was due to an increase in interest from loans, securities and fed funds sold of $7.7 million, which offset an increase in interest expense from deposits and borrowed funds of $4.6 million. Loan income increased due to higher rates and fees, and the build up in volume from 2005 (actual loans decreased $9.3 million this quarter, compared to a $74.5 million increase last year, however, interest rates are up approximately 175 basis points from September 2005). Interest expense also increased (100%) due to volume and rates, compared to the same period last year; higher volumes and rates primarily in money market and certificate of deposits, contributed to the overall increase. During the third quarter of 2006, earning assets averaged $982.7 million compared to $777.4 million during the third quarter in 2005, with loans averaging $194 million higher. Interest-bearing liabilities averaged $783.5 million during the third quarter of 2006 compared to $612.6 million in 2005; certificate of deposits averaged $135 million higher, NOWs, savings and money market accounts were $48 million higher and borrowed funds were $13.5 million lower.

The Company’s net interest margin for the three months ended September 30, 2006 was 5.65%, compared to 5.38% for the third quarter last year. The higher margin was due to higher rates, but was also due to a higher volume of loan payoffs that occurred during the third quarter which resulted in higher deferred fee income being earned. When loans payoff early, the deferred fees that were being earned over the life of the loan are credited to income immediately which increases the yield for that month, but unless the loans are replaced with higher rates and fees, future income and yields will be lower.

Provision for Loan Losses

The provision for loan losses represents the charge against current earnings necessary to maintain the allowance for loan losses at a level which management considers appropriate. This level is determined based upon the Bank’s historical charge-offs, management’s assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $1.25 million for the three months ended September 30, 2006 compared to $32 thousand during the same period in 2005. Loans charged off exceeded recoveries by approximately $21 thousand for the three months ended September 30, 2006, compared to a $20 thousand net recovery for the three-month period ended September 30, 2005. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was 1.80% at September 30, 2006 and was 1.34% at September 30, 2005.

Noninterest Income

Noninterest income for the three months ended September 30, 2006, was $944 thousand compared to $847 thousand for the same period of 2005, an increase of $97 thousand (11.43%). The increase was primarily due to a $49 thousand increase in deposit service charges and a $77 thousand increase in other fees related to check cashing fees, check up-charges, and other loan and deposit fees.

Noninterest Expenses

Noninterest expenses for the three months ended September 30, 2006, were $3.8 million reflecting a 12.19% increase from the same period of 2005. Salaries and benefit costs for the three months ended September 30, 2006 were $186 thousand or 8.66% higher, compared to the same period in 2005, due to the addition of new employees. Occupancy costs were $119 thousand or 22.49% higher, due to higher maintenance and depreciation expenses. Other expenses (advertising and promotion expenses, professional fees, data processing expenses, etc.) were $69 thousand or 26.98% higher, due to higher marketing expenses and professional fees.

Income Taxes

The provision for income taxes of $3.7 million for the three months ended September 30, 2006, increased $620 thousand compared to the same period of 2005, due to higher taxable earnings. The effective tax rate for both periods is more than the statutory federal rate principally because of state income taxes, net of the federal tax benefit.

FLORIDA COMMUNITY BANKS, INC.
September 30, 2006

Nine months ended September 30, 2006 and 2005

Summary

Net earnings of the Company for the nine months ended September 30, 2006, totaled $16,287,139 compared to $13,698,646 for the same period in 2005, representing an 18.90% increase. The increase was due primarily to loan growth which generated interest and fee income that was $22,759,368 or 59.79% higher than last year.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company’s net income. Net interest income during the nine months ended September 30, 2006, increased $10.1 million (34.88%) from the same period in 2005. This increase was due primarily to higher rates and volumes on loans, fed funds sold balances and to a lesser extent securities, which together increased $23.2 million or 57.27%. Interest expense on deposits increased $12.3 million or 134% and interest on borrowed funds increased $848.8 thousand or 35%; both increases were due to higher rates and volumes. Earning assets averaged $960.7 million during the first nine months of 2006 compared to $719.5 million in 2005, with the increase due to loans which increased $237 million and investments and federal funds sold that increased $4.2 million. For the first nine months of 2006, interest-bearing liabilities averaged $787.3 million compared to $566.5 million in 2005. Interest bearing savings accounts (money market and savings accounts) averaged $45.6 million higher in 2006 compared to the second quarter of 2005 reflecting an increase of 30.11%; as did average certificates of deposit (up $168.8 million) increasing 57.43%.

With the Federal Reserve increasing the federal funds rate seven times since September 2005, the cost of funds rose faster as a percentage than interest income; however, with a higher average loan volume, the net interest margin increased from 5.38% at September 30, 2005, to 5.43% at September 30, 2006.

The Company is in an asset sensitive position, with $352.7 million more in interest-earning assets subject to re-pricing than interest-bearing liabilities over a 12 month period. This is usually a good position to be in when interest rates are rising (as you saw with the net interest margin increasing), but in a declining rate environment the net interest margin is at risk due the volume of loans that will immediately re-price down; certificate of deposits that will re-price down, but a slower rate based on their maturities. To protect the net interest margin, there are floor rates on most of the variable rate loans that will help to keep the loan rates from dropping too low. Management has recently purchased securities that have better “down rate” protection, meaning that they will not prepay as fast when rates fall and management is also shortening the maturities on the broker certificate of deposits, so that if rates do drop suddenly, we will be able to recover much more quickly.

Provision for Loan Losses

The provision for loan losses represents the charge against current earnings necessary to maintain the allowance for loan losses at a level which management considers adequate. This level is determined based upon the Bank’s historical charge-offs, management’s assessment of current economic conditions, the composition of the loan portfolio and the levels of non-accruing and past-due loans. The provision for loan losses was $4,615,000 for the nine months ended September 30, 2006, and $32,000 for the comparable period in 2005. Charge-offs exceeded recoveries by approximately $84 thousand during the nine months of 2006 compared to recoveries that exceeded charge-offs by approximately $108 thousand during the same time period in 2005. The level of non-performing loans increased significantly (from $3.1 million to $12.5 million) during the period from December 31, 2005 to September 30, 2006; with one large ($8.2 million) non-accrual loan accounting for the majority of the increase.

Noninterest Income

Noninterest income for the nine months ended September 30, 2006, was $3.0 million compared to $2.8 million for the same period of 2005, an increase of 8.54% (2005’s income included a $21 thousand gain from the sale of a fixed asset compared to a $0 thousand gain in 2006). Without the effect of the gains, noninterest income actually increased 9.38%, with increases of $185 thousand in service charges on deposit accounts and $237 thousand in other income related to check cashing fees ($132 thousand) check up-charges ($29 thousand) and other loan fees ($25 thousand); the increases were based both on the volume of accounts and on increases in certain check cashing fees. Secondary market loan fees were down $158 thousand from last year, due to higher mortgage rates which slowed the refinancing market down.

Noninterest Expenses

Noninterest expenses for the nine months ended September 30, 2006, totaled $10.9 million reflecting a 16.65% increase from the same period of 2005. The primary components of noninterest expenses are salaries and employee benefits, which increased $1.1 million for the nine months ended September 30, 2006, compared to the same period in 2005. This increase was due to the growth of the bank (additional employees and the related expenses like medical insurance, etc.), but it also reflected the slow down in loan growth as measured by a decrease ($293 thousand) in loan costs that are deferred. Occupancy expenses (depreciation, taxes, insurance, electricity, etc.) increased $202 thousand, due to higher maintenance ($138 thousand), real estate taxes ($57 thousand) and depreciation expenses ($31 thousand). Other expenses (advertising and promotion expenses, professional fees, assessment fees, data processing expenses, other real estate owned expenses, etc.) were $428 thousand higher; with $202 thousand due to higher accounting fees and $113 thousand due to higher advertising and promotion expenses.

Income Taxes

The provision for income taxes of $10.2 million for the nine months ended September 30, 2006, increased $1.6 million compared to the same period of 2005, due to higher pre-tax income. The effective tax rate for both periods is more than the statutory federal rate principally because of state income taxes, net of the federal tax benefit.

FLORIDA COMMUNITY BANKS, INC.
September 30, 2006

Other Accounting Issues

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on the remaining portions of EITF 03-01, The Meaning of Other-Than-Temporary Impairment and It's Application to Certain Investments, effective for the first fiscal year or interim period beginning after June 15, 2004. EITF 03-01 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (1) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment, and (2) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's cost and its fair value. Certain disclosure requirements of EITF 03-01 were adopted in 2003 and the Company began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In June 2005, the Financial Accounting Standards Board decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the staff to issue proposed FSP EITF 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1 as final. However, in November 2005 FASB issued FASB Staff Position (retitled FSP 115-1/124-1), The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Company applied the guidance in this FSP in 2005 and there was no material affect to the results of operations or the statement of financial position.

On December 16, 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board ("APB") Opinion No. 29. SFAS No. 153 amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance when the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Management does not believe that the adoption of this standard will have a material impact on the financial condition or the operating results of the Company.

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

In June 2006, the FASB issued Financial Interpretation No. 48 ("FIN 48"), Accounting For Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating any impact that the adoption of this interpretation may have on the Company's consolidated financial statements.

FLORIDA COMMUNITY BANKS, INC.
September 30, 2006

Other Accounting Issues - Continued

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008. The Company does not expect the adoption of this statement to have a material effect on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans ("SFAS 158"), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date - the date at which the benefit obligation and plan assets are measured - is required to be the company's fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company is currently analyzing the effects of SFAS 158 but does not expect its implementation will have a significant impact on the Company's financial conditions or results of operations.

In September, 2006, The FASB ratified the consensuses reached by the FASB's Emerging Issues Task Force relating to EITF 06-4 Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, or Accounting Principles Board Opinion No. 12, Omnibus Opinion-1967. EITF 06-4 is effective for fiscal years beginning after December 15, 2006. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company does not believe the adoption of EITF 06-4 will have a material impact on its financial position, results of operations and cash flows.

On September 13, 2006, the SEC issued Staff Accounting Bulleting No.108 ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial conditions.

FLORIDA COMMUNITY BANKS, INC.
September 30, 2006

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk arising from adverse changes in the fair value of financial instruments due to a change in interest rates, exchange rates, and equity prices. The Company’s primary market risk arises from the possibility that interest rates may change significantly and affect the fair value of the Company’s financial instruments (also known as interest rate risk).

The primary objective of Asset/Liability Management at the Company is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining a reasonable balance between rate sensitive earning assets and rate sensitive interest-bearing liabilities. The amount invested in rate sensitive earning assets compared to the amount of rate sensitive liabilities issued are the principal factors in projecting the effect that fluctuating interest rates will have on future net interest income and the fair value of financial instruments. Rate sensitive earning assets and interest-bearing liabilities are those that can be re-priced to current market rates within a given time period. Management monitors the rate sensitivity of all interest earning assets and interest bearing liabilities, but places particular emphasis on the upcoming year. The Company’s Asset/Liability Management policy requires risk assessment relative to interest pricing and related terms and places limits on the risk to be assumed by the Company.

The Company uses several tools to monitor and manage interest rate sensitivity. One of the primary tools is simulation analysis. Simulation analysis is a method of estimating the fair value of financial instruments, the earnings at risk, and capital at risk under varying interest rate conditions. Simulation analysis is used to estimate the sensitivity of the Company’s net interest income and stockholders’ equity to changes in interest rates. Simulation analysis accounts for the expected timing and magnitude of assets and liability cash flows as interest rates change, as well as the expected timing and magnitude of deposit flows and rate changes whether or not these deposits re-price on a contractual basis. In addition, simulation analysis includes adjustments for the lag between movements in market interest rates on loans and interest-bearing deposits. These adjustments are made to reflect more accurately possible future cash flows, re-pricing behavior, and ultimately net interest income.

[The remainder of this page intentionally left blank.]

FLORIDA COMMUNITY BANKS, INC.
September 30, 2006

As of September 30, 2006, the Company’s simulation analysis indicated that the Company is at greatest risk in a sudden decreasing interest rate environment. This analysis assumes that rates will change suddenly on a specific date. The Company believes that there is still a possibility of another rate increase by the Federal Reserve Bank, but it’s more likely that the next move they make will be to lower rates, probably sometime next year; but even if they do lower rates, the general feeling is it won’t be by more than 100 basis points. In any event, rates should remain fairly stable over the next year or so. The table below depicts the results of the simulation assuming a one and two percent decrease and increase in market interest rates.

	Estimated Fair Value of Financial Instruments
	Down	Up	Down	Up
	1 Percent	1 Percent	2 Percent	2 Percent
	Dollars in Thousands

Interest-earning Assets:
Loans	$882,403	$877,568	$884,675	$875,079
Federal funds sold and cash equivalents	—	—	—	—
Securities	97,840	92,061	100,516	88,982
Total Interest-earning Assets	980,243	969,629	985,191	964,061

Interest-bearing Liabilities
Deposits - Demand and savings	331,906	327,510	334,104	325,312
Deposits - Time	481,626	474,798	485,040	471,384
Other borrowings	56,979	53,055	58,941	51,093
Total Interest-bearing Liabilities	870,511	855,363	878,085	847,789

Net Difference in Fair Value	$109,732	$114,266	$107,106	$116,272

Change in Net Interest Income	$(2,274)	$2,567	$(4,578)	$5,107

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s chief executive officer and chief financial officer have concluded that as of the end of the period covered by this Quarterly Report of Form 10-Q such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls
During the quarter under report, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

FLORIDA COMMUNITY BANKS, INC.
September 30, 2006

PART II - Other Information

Item 1 - Legal Proceedings

On October 20, 2006, the Florida Office of Financial Regulation served an Administrative Complaint and Notice of Rights (“Complaint”) on Florida Community Banks, Inc.’s wholly-owned subsidiary, Florida Community Bank (“Bank”). The Complaint alleges that the Bank has unsafe and unsound practices with regard to its lending activities, liquidity management, Bank Secrecy Act and Anti-Money Laundering compliance program, Board of Directors and management deficiencies in overseeing Bank affairs, and violations of laws and regulations related to bank operations. The Bank believes that it has been operating in a safe and sound fashion with regard to these functions. The Bank further intends to vigorously defend itself before the Florida Division of Administrative Hearings and believes that it will be successful.

In the ordinary course of business, the Company is subject to legal proceedings, which involve claims for substantial monetary relief. However, based upon the advice of legal counsel, management is of the opinion that any legal proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A - Risk Factors

There are no material changes from risk factors as previously disclosed.

Item 5 - Other Information

In October 2006, the Company declared a stock split and issued 1.2 shares for each share outstanding of the Company's common stock. The effect of this stock split has been retroactively reflected in the Company's consolidated financial statements. All references to weighted average shares outstanding and per share amounts included in the consolidated financial statements and accompanying notes reflect the stock split and its retroactive effect. Additionally, the Company declared a cash dividend payable on November 17, 2006 for stockholders of record on November 3, 2006 of $0.25 per share.

[The remainder of this page intentionally left blank]

FLORIDA COMMUNITY BANKS, INC.
September 30, 2006

Item 6 - Exhibits
Table
The following Exhibits are filed with this report:

Exhibit No.	Exhibit	Page

3.1	Articles of Incorporation of FCBI (included as Exhibit 3.1 to FCBI’s Registration Statement on Form 8-A filed with the SEC on April 15, 2002, and incorporated herein by reference).

3.2	By-laws of FCBI (included as Exhibit 3.2 to FCBI’s Registration Statement on Form 8-A filed with the SEC on April 15, 2002, and incorporated herein by reference).

4.1
Subordinated Promissory Note dated December 24, 2001, between Florida Community Bank and Independent Bankers Bank of Florida (included as Exhibit 4.1 to the Bank’s Form 10-KSB for the year ended December 31, 2001, and incorporated herein by reference).

4.2	Specimen Common Stock Certificate of FCBI (included as Exhibit 4.1 to FCBI’s Registration Statement on Form 8-A filed with the SEC on April 15, 2002, and incorporated herein by reference).

10.1	2002 Key Employee Stock Compensation Program of FCBI (included as Appendix D to the Bank’s Definitive Schedule 14-A filed with the FDIC on March 22, 2002, and incorporated herein by reference).

10.2
Amended and Restated Trust Agreement among Florida Community Banks, Inc. as depositor, Wilmington Trust Company as property trustee, Wilmington Trust Company, as Delaware trustee, and Stephen L. Price, and Thomas V. Ogletree as administrators, dated as of June 21, 2002 (included as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

10.3
Guarantee Agreement between Florida Community Banks, Inc. as guarantor, and Wilmington Trust Company as guarantee trustee, dated as of June 21, 2002 (included as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

10.4
Junior Subordinated Indenture between Florida Community Banks, Inc. (as Company) and Wilmington Trust Company (as trustee), dated as of June 21, 2002 (included as Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

10.5	Employee Stock Ownership Plan (included as Exhibit 10.5 to the Company’s Form S-8 filed May 6, 2004 and incorporated herein by reference).

10.6
Amended and Restated Declaration of Trust, dated as of May 12, 2006, by and among the Company, as Depositor, Wells Fargo Bank, National Association, as Institutional Trustee and Delaware Trustee, and the Administrators named therein (included as Exhibit 10.3 to the Company's Form 8-K filed with the SEC on May 12, 2006, and incorporated herein by reference).

FLORIDA COMMUNITY BANKS, INC.
September 30, 2006

Exhibit No.	Exhibit	Page

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

11	Statement re: computation of earnings per common share	28

14	Code of Ethics (included as Exhibit 99.1 to the Company’s Form 8-K filed on March 3, 2003, and incorporated herein by reference.)

31.1	Chief Executive Officer - Certification of principal executive officer pursuant to the Exchange Act Rule 13(a)-14(a) or 15(d)-14(a).	29

31.2	Chief Financial Officer - Certification of principal financial officer pursuant to the Exchange Act Rule 13(a)-14(a) or 15(d)-14(a).	30

32.1	Chief Executive Officer - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	31

32.2	Chief Financial Officer - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	31

[The remainder of this page intentionally left blank.]

FLORIDA COMMUNITY BANKS, INC.
September 30, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDA COMMUNITY BANKS, INC.

By:	/s/ Stephen L. Price	November 8, 2006
	Stephen L. Price	Date
President, Chief Executive Officer
and Chairman of the Board of Directors

	/s/ Guy W. Harris	November 8, 2006
	Guy W. Harris	Date
Chief Financial Officer

Exhibit 11 - Statements Re: Computation of Per Share Earnings

FLORIDA COMMUNITY BANKS, INC.

COMPUTATION OF EARNINGS PER COMMON SHARE

The following tabulation presents the calculation of basic and diluted earnings per common share for the three-month and nine-month periods ended September 30, 2006 and 2005. Average shares outstanding have been retroactively adjusted on an equivalent share basis for the effects of the stock dividends and splits as discussed in the notes to the financial statements.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Basic Earnings Per Share:
Net income	$5,933,262	$4,917,310	$16,287,139	$13,698,646

Earnings on common shares	$5,933,262	$4,917,310	$16,287,139	$13,698,646

Weighted average common shares
outstanding - basic	6,570,190	6,592,220	6,576,386	6,560,286

Basic earnings per common share	$0.90	$0.75	$2.48	$2.09

Diluted Earnings Per Share:
Net income	$5,933,262	$4,917,310	$16,287,139	$13,698,646

Weighted average common shares
outstanding - diluted	6,671,807	6,668,058	6,664,149	6,636,277

Diluted earnings per common share	$0.89	$0.74	$2.44	$2.06

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Stephen L. Price, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Florida Community Banks, Inc.

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

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

c)
evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent quarter that has materially affected or is reasonably likely to materially affect, the registrant’s internal control over financial reporting;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 8, 2006	By: /s/ Stephen L. Price
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

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

c)
evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent quarter that has materially affected or is reasonably likely to materially affect, the registrant’s internal control over financial reporting;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 8, 2006	By: /s/ Guy W. Harris
Guy W. Harris
Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with Florida Community Banks, Inc.’s (“Company”) Quarterly Report on Form 10-Q for the period ended September 30, 2006 (“Report”), each of the undersigned certify that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 8, 2006	By: /s/ Stephen L. Price
Stephen L. Price
President, Chief Executive Officer
and Chairman of the Board of Directors

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with Florida Community Banks, Inc.’s (“Company”) Quarterly Report on Form 10-Q for the period ended September 30, 2006 (“Report”), each of the undersigned certify that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 8, 2006	By: /s/ Guy W. Harris
Guy W. Harris
Chief Financial Officer