Form 10-K
period 2006-12-31
FLORIDA COMMUNITY BANKS INC
filed 2007-03-16
CIK 1170902

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________
Commission File No. 000-1170902

Florida Community Banks, Inc.
(Exact name of registrant as specified in its charter)

Florida	35-2164765
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1400 North 15th Street, Immokalee, Florida	34142-2202
(Address of principal executive offices)	(Including zip code)

(239) 657-3171
(Issuer's Telephone Number, Including Area Code)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:

Name of each exchange
Title of each class	on which registered
None	None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $0.01 Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2006, was approximately $132,894,960.

The number of shares of the Registrant’s common stock, $0.01 par value, outstanding on March 10, 2007, was 6,591,387.

Document Incorporated by Reference

This statement has not been reviewed or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation.
Certain information required for Part III of this report is incorporated herein by reference to the Proxy Statement for the 2007 Annual Meeting of the Company’s stockholders

FLORIDA COMMUNITY BANKS, INC.

2006 Form 10-K Annual Report

PART I

ITEM 1.	BUSINESS

General

Florida Community Banks, Inc. ("FCBI" or the "Company") is a bank holding company, which owns all of the common stock of Florida Community Bank ("Bank" or "FCB"), two special purpose business trust’s organized to issue Trust Preferred Securities and 50% of a partnership organized to build and lease an office building. The special purpose business trusts are not consolidated in the financial statements that are included elsewhere herein. FCBI is a Florida corporation registered with the Board of Governors of the Federal Reserve System as a bank holding company under the Bank Holding Company Act of 1956, as amended. Through its subsidiary bank, FCBI is engaged in the commercial banking business in southwestern Florida with offices in Collier, Lee, Hendry and Charlotte counties. At December 31, 2006, FCBI had total assets of approximately $1,017 billion, total deposits of approximately $835 million and stockholders' equity of approximately $91 million.

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

The Company employs approximately 170 persons and it believes that its relationship with these employees is good.

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

The Bank offers several deposit accounts, including demand deposit accounts, negotiable order of withdrawal accounts ("NOW" accounts), money market accounts, savings accounts, certificates of deposit and various retirement accounts. In addition, the Bank belongs to an electronic banking network so that its customers may use the automated teller machines (the "ATMs") of other financial institutions and operates drive-in teller services and 24-hour depository vaults.

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

The Bank's competitive strategy with respect to the financial institutions described above consists of:

•	reviewing and acting upon loan requests quickly with a locally-based loan committee,

•	maintaining flexible but prudent lending policies,

•	personalizing service by establishing long-term banking relationships with its customers; and

•	maintaining an appropriate ratio of employees to customers to enhance the level of service.

Facilities

The Bank's main office in Immokalee, Florida was purchased in 1962. At December 31, 2006, the Bank operated ten branch offices, with a new Valencia office scheduled to open in late 2007 or early 2008, replacing the branch that is currently in a convenience store (in the same area). The Bank hopes to open at least three new branches in 2007. The Lehigh Acres branch was acquired in 1996 as a result of the acquisition of Tri-County Bank of Lehigh Acres. The Golden Gate branch operates in a facility leased in 1997, on a month-to-month basis, with adjustments made annually to the lease cost based on the Consumer Price Index. The LaBelle branch was acquired as a result of the acquisition of Hendry County Bank by merger in 1998. The land for the Port Charlotte branch was purchased in 1998 and the branch opened in 1999 after construction was completed. The facility for the Ft. Myers branch is leased for 15 years (with renewal options after that period) and opened in 2000. The Bank owns the Punta Gorda branch and the underlying land is subject to a 99-year lease, which commenced in 2000. Land for a second Cape Coral branch was purchased in 2003 and the branch opened operations in January 2005. All of the branch facilities are in good condition.

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

The Sarbanes-Oxley Act provides for, among other things:

▪	a prohibition on personal loans made or arranged by the issuer to its directors and executive officers (except for loans made by a bank subject to Regulation O);

▪	independence requirements for audit committee members;

▪	independence requirements for company auditors;

▪	certification of financial statements on Forms 10-K and 10-Q, reports by the chief executive officer and chief financial officer;

▪
the forfeiture by the chief executive officer and the chief financial officer of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by such officers in the twelve month period following the initial publication of any financial statements that later require restatement due to corporate misconduct;

▪	disclosure of off-balance sheet transactions;

▪	two-business day filing requirements for insiders filing Form 4s;

▪	disclosure of a code of ethic for financial officers and filing a Form 8-K for a change in or waiver of such code;

▪	the reporting of securities violations "up the ladder" by both in-house and outside attorneys;

▪	restrictions on the use of non-GAAP financial measures in the press release and SEC filings;

▪	the formation of a public accounting oversight board; and

▪	various increase criminal penalties for violations of securities laws.

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

If a significant number of loans are not repaid, it would have an adverse effect on our earnings and overall financial condition. Like all financial institutions, we maintain an allowance for loan losses to provide for losses inherent in the loan portfolio. The allowance for loan losses reflects our management’s best estimate of probable losses in the loan portfolio at the relevant balance sheet date. This evaluation is primarily based upon a review of our and the banking industry’s historical loan loss experience, known risks contained in the loan portfolio, composition and growth of the loan portfolio, and economic factors. However, the determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. As a result, our allowance for loan losses may not be adequate to cover actual losses, and future provisions for loan losses may adversely affect our earnings.

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

Our directors, if acting together, will be able to significantly influence all matters requiring approval by our shareholders, including elections of directors and the approval of mergers or other business combination transactions. Our executive officers and directors own approximately 1,253,000 shares, representing approximately 21% of the total number of shares outstanding. The interest of these shareholders may differ from the interests of our other shareholders, and these shareholders, acting together, will be able to influence all matters requiring approval by shareholders. As a result, these shareholders could approve or cause us to take actions of which you may disapprove or that may be contrary to your interests and those of other investors.

Our primary market areas are Charlotte/Hendry/Glades/Collier/Lee Counties, Florida. The banking business in these areas is extremely competitive, and the level of competition facing us following our expansion plans may increase further, which may limit our asset growth and profitability. Our subsidiary bank experiences competition in both lending and attracting funds from other banks, savings institutions, and non-bank financial institutions located within its market area, many of which are significantly larger institutions. Non-bank competitors competing for deposits and deposit type accounts include mortgage bankers and brokers, finance companies, credit unions, securities firms, money market funds, life insurance companies and the mutual funds industry. For loans, we encounter competition from other banks, savings associations, finance companies, mortgage bankers and brokers, insurance companies, small loan and credit card companies, credit unions, pension trusts and securities firms.

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

Following an examination by the Florida Office of Financial Regulation (“OFR”), Florida Community Bank was notified by the OFR that it wanted Florida Community Bank to voluntarily consent to the entry of a Cease and Desist Order due to issues raised in the examination primarily regarding credit administration, internal controls and compliance with the Bank Secrecy Act and other anti-money laundering laws and regulations (collectively, “BSA”). The Board and management believe that Florida Community Bank has adequate credit administration and the proper internal controls and that Florida Community Bank was and is compliant with the BSA. The Board and management believe that a number of the OFR’s findings were incorrect and does not believe the criticisms raised in the examination warrant a Cease and Desist Order. The Board’s and management’s position is that the OFR’s concerns could be best handled through an informal resolution. On October 18, 2006, the OFR filed an Administrative Complaint / Notice of Rights regarding its intent to issue an Order to Cease and Desist (Administrative Proceeding No. 0342-B-9/06). On November 7, 2006, Florida Community Bank, through its counsel, filed a Petition for Formal Administrative Hearing pursuant to Section 120.57, Florida Statutes. The matter is now pending before the Division of Administrative Hearings. Discovery has begun and the hearing is scheduled for the end of the second quarter, 2007.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

There is no established trading market for the Company's Common Stock, $.01 par value (the "Common Stock"), which has been traded inactively in private transactions. Therefore, no reliable information is available as to trades of the Common Stock or as to the prices at which Common Stock has traded.

In October 2006, the Company issued 1.2 shares for 1.0 share stock split, thereby increasing the number of shares outstanding from 5,493,141 to 6,591,387.

Management has reviewed the limited information available as to the ranges at which the Common Stock has been sold and is aware of trades that occurred during 2005 and 2006. To the best of management's knowledge, the last trade in December was executed at a price of $33.25 per share. The per share price data regarding the Common Stock is provided for information purposes only and should not be viewed as indicative of the actual or market value of the Common Stock. The dividends paid on Common Stock (split-adjusted) during 2006 and 2005 are disclosed.

	Estimated Price Range Per Share		Dividends Declared on Common Stock
	High	Low	(Per Share)

2006 (Split Adjusted):
First Quarter	$27.50	$22.92	0.000
Second Quarter	29.17	25.00	0.210
Third Quarter	32.08	27.50	0.000
Fourth Quarter	33.25	32.50	0.210

	Estimated Price Range Per Share		Dividends Declared on Common Stock
	High	Low	(Per Share)

2005 (Split Adjusted):
First Quarter	$18.75	$18.23	0.000
Second Quarter	20.48	15.92	0.175
Third Quarter	22.23	21.01	0.000
Fourth Quarter	23.75	21.67	0.175

As of March 10, 2007, there were 6,591,387 shares of Common Stock outstanding held by approximately 1,050 shareholders of record.

The payment of future dividends will be at the sole discretion of the Company's Board of Directors and will depend on, among other things, future earnings, capital requirements, the general financial condition of the Company, and general business conditions.

The following graphy compares the Company's cumulative stockholder return on our common stock with: (i) SNL Financial LC's index for southeastern banks and bank holding companies listed on the Over-the-Counter Bulletin Board and Pink Sheets; and (ii) the NASDAQ Composite index for the period from December 31, 2001 to December 31, 2006, inclusive. The graph assumes an initial investment of $100 on December 31, 2001.

	Period Ending December 31,
Index	2001	2002	2003	2004	2005	2006

Florida Community Banks, Inc.	100.00	119.95	150.30	191.61	259.50	595.9603
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL South OTC-BB and Pink Banks	100.00	124.58	166.79	194.62	222.91	259.92

Equity compensation plan

At their Annual Meeting, the Bank's shareholders adopted the 2002 Key Employee Stock Compensation Program ("Employee Program"), which was assumed by FCBI upon its acquisition of the Bank. Stock options granted under the Employee Program are generally granted with an exercise price equal to the fair market value of the Company's stock at the date of grant. Stock options generally vest over four years of continuous service and have a ten year contractual term. Certain options provide for accelerated vesting if there is a change of control (as defined in the plan), The following table reflects the number of shares to be issued upon the exercise of options granted under the Employee Program, the weighted-average exercise price of all such options, and the total number of shares of common stock reserved for the issuance upon the exercise of authorized, but not-yet-granted options, as of December 31, 2006.

Plan Category	Number of Securities to be Issued Upon the Exercise of Outstanding Options	Weighted-average Exercise Price of Outstanding Options	Number of Equity Securities Remaining Available for Future Issuance Under Equity Compensation Plan

Equity Compensation Plans
Approved by Shareholders	193,769	$12.23	73,738
Equity Compensation Plans
Not Approved by Shareholders	—	0.00	—

Total	193,769	$12.23	73,738

[The remainder of this page intentionally left blank]

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents on a historical basis selected financial data and ratios for the Company. All averages are daily averages.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands except per share data)

Earnings Summary:
Interest income	$85,575	$57,788	$39,550	$33,520	$31,266
Interest expense	34,365	17,385	9,200	10,081	11,787
Net interest income	51,210	40,403	30,350	23,439	19,479
Provision for loan losses	2,296	1,762	1,971	1,700	2,510
Net interest income after provision for loan losses	48,914	38,641	28,379	21,739	16,969
Noninterest income	3,916	3,914	3,808	2,729	2,320
Noninterest expense	15,069	12,933	12,251	10,980	9,020
Income before income taxes	37,761	29,622	19,936	13,488	10,269
Income taxes expense	14,615	11,404	7,694	5,091	3,851
Net income	23,146	18,218	12,242	8,397	6,418

Per Common Share Data:
(Retroactively adjusted for effects of stock dividends and stock splits)
Net income - basic	$3.52	$2.77	$1.88	$1.30	$0.99
Net income - diluted	3.48	2.75	1.86	1.28	0.99
Cash dividends declared per common share	0.42	0.35	0.29	0.13	0.17

Selected Average Balances:
Total assets	$1,003,937	$791,418	$588,771	$513,583	$446,318
Total loans	876,604	670,885	490,521	425,278	370,062
Securities	75,513	70,213	43,567	32,618	41,106
Earning assets	968,125	750,433	552,930	486,643	426,374
Deposits	831,112	640,504	483,135	411,084	366,632
Long-term borrowings	80,369	70,912	50,762	55,660	41,701
Shareholders' equity	80,113	62,280	48,365	38,867	32,025
Shares outstanding (split adjusted, in thousands)	6,575	6,571	6,503	6,503	6,503

Selected Period-End Balances:
Total assets	$1,016,677	$907,082	$660,864	$525,508	$521,758
Total loans	869,608	791,609	552,509	437,593	416,414
Securities	106,704	66,242	74,265	38,938	36,524
Earning assets	977,911	863,042	627,722	491,153	498,509
Deposits	835,462	737,256	520,585	423,284	423,935
Long-term borrowings	85,929	70,334	70,310	50,332	60,349
Shareholders' equity	90,567	70,076	52,928	42,086	34,464
Shares outstanding (split adjusted, in thousands)	6,591	6,591	6,503	6,503	6,503

Selected Ratios:
Return on average equity	28.89%	29.25%	25.31%	21.60%	20.04
Return on average assets	2.31	2.30	2.08	1.63	1.44
Net interest margin	5.29	5.39	5.50	4.82	4.57
Allowance for loan losses to loans	1.56	1.46	1.77	1.84	1.52
Net charge-offs to average loans	0.03	0.00	0.05	(0.01)	0.00
Average equity to average assets	7.98	7.87	8.21	7.57	7.18

Cash Dividends Declared	$2,747	$2,289	$1,883	$781	$1,093

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Summary

Net income for 2006 was $23,146,069, a 27% increase from 2005 net income of $18,218,031. Net income for 2005 was $18,218,031, a 48.8% increase from 2004 net income of $12,241,932. Net income for 2004 was $12,241,932, a 45.8% increase over 2003 net income. Net income for 2003 was $8,396,549, a 30.8% increase over 2002 net income. Diluted net income per common share for 2006 was $3.48 compared to $2.75 in 2005 and $1.86 in 2004.

The increase in net income from 2002 to 2003 and from 2003 to 2004 was primarily attributable to an increase in the net interest margin as the cost of funds decreased more than loan yields decreased. The increase from 2004 to 2005 and 2005 to 2006 was primarily attributable to the increase in loan volume combined with an increase in rates, which offset the rising cost of funds.

Earning Assets

During 2006, earning assets averaged $968 million, an increase of $218 million (29.0%) over 2005. During 2005, earning assets averaged $750 million, an increase of $197 million (35.7%) over 2004. During 2004, earning assets averaged $553 million, an increase of $66 million (13.6%) over 2003.

The management of the Company considers many criteria in managing earning assets, including creditworthiness, diversification, maturity, and interest rate sensitivity. The following table sets forth the Company's interest-earning assets by category at December 31, in each of the last three years.

	December 31,
	2006	2005	2004
(In thousands)

Interest-bearing deposits with banks	$1,499	$5,003	$948
Securities	106,704	66,242	74,265
Federal funds sold	100	188	—
Loans:
Real estate (1)	822,540	748,384	492,966
Commercial and other	47,068	43,225	59,543
Total loans	869,608	791,609	552,509

Interest-earning assets	$977,911	$863,042	$627,722

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

Average loans increased $206 million (31%) in 2006 compared to 2005. The increase in loans was a result of the tremendous loan growth in 2005 that carried over into the first six months of 2006. During the latter half of 2006, loan growth slowed with the general slow down in the local real estate economy. Loans were fund by the issuance of broker certificate of deposits, as well as local certificate of deposits and money market deposits.

Average loans increased $180 million (36.8%) in 2005 compared to 2004. The increase in loans was a result of the growth of the bank and the ability to make larger loans as well as the tremendous growth in the real estate construction loan market. Loan growth was again funded primarily by the issuance of broker certificate of deposits, as well as by the growth in the bank’s core deposits, namely demand deposits, money market and savings.

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

Average loans increased $55 million (14.9%) in 2003 compared to 2002. The increase in loans was a result of successful marketing efforts to originate real estate construction loans and other real estate loans. Loan growth for 2003 was funded primarily by issuance of broker certificate of deposits.

The following table sets forth the balances in certain categories of loans at December 31 for each of the five years ending December 31, 2006.

Loan Portfolio

	December 31,
	2006		2005		2004		2003		2002
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)

Commercial, financial and agricultural	$41,575	4.77%	$37,309	4.69%	$51,378	9.26%	$45,274	10.31%	$42,876	10.27%
Real estate - construction	478,085	54.80	467,854	58.81	270,016	48.69	172,890	39.37	140,723	33.70
Real estate - mortgage	344,309	39.47	280,230	35.22	222,374	40.10	208,819	47.55	220,697	52.84
Consumer	6,275	0.72	7,502	0.94	8,086	1.46	10,665	2.43	12,089	2.89
Loans held-for-sale	146	0.02	300	0.04	576	0.10	—	0.00	—	0.00
Other	2,008	0.22	2,356	0.30	2,181	0.39	1,487	0.34	1,226	0.30
	872,398	100.00%	795,551	100.00%	554,611	100.00%	439,135	100.00%	417,611	100.00%

Unearned income	(2,790)		(3,942)		(2,102)		(1,542)		(1,197)
Allowance for loan losses	(13,590)		(11,523)		(9,791)		(8,067)		(6,319)

Net loans	$856,018		$780,086		$542,718		$429,526		$410,095

The following table shows the maturity distribution of selected loan classifications at December 31, 2006, and an analysis of those loans maturing in over one year:

Selected Loan Maturity and Interest Rate Sensitivity

	Maturity				Rate Structure for Loans Maturing Over One Year
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total	Predetermined Interest Rate	Floating or Adjustable Rate
	(Amounts in thousands)

Commercial, financial and agricultural	$36,882	$4,693	$—	$41,575	$4,693	$—
Real estate - construction	446,737	31,048	300	478,085	30,984	364

Total	$483,619	$35,741	$300	$519,660	$35,677	$364

For the purposes of this schedule, loans that have reached the fixed contractual floor rate are treated as having a pre-determined interest rate.

Securities Portfolio

The securities portfolio increased by $41 million or 62.3% from 2005 to 2006. The securities portfolio decreased by $8 million or 10.8% from 2004 to 2005. The securities portfolio increased by $35 million or 90.7% from 2003 to 2004. The increase in securities in 2006 was done to make the portfolio less sensitive to falling interest rates, as well as to increase the bank’s liquidity position. The decrease in the securities portfolio from 2004 to 2005 was as a result of the normal pay downs during the year and the fact that no securities were purchased in 2005. The increase in the securities portfolio from 2003 to 2004 was largely a result of a $30 million leverage transaction that was put together to better utilize the banks excess capital.

The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity through borrowings secured by that portfolio. On a daily basis, funds available for short-term investment are determined. Funds available for long-term investment are projected based upon anticipated loan and deposit growth, liquidity needs, pledging requirements, maturities of securities, and other factors. The Company holds two classifications of securities: "Held-to-Maturity" and "Other Investment Securities." Other Investment Securities are carried at cost at year-end 2006, 2005 and 2004. Held-to-Maturity securities are carried at amortized cost and represent the largest portion of the total securities portfolio. At December 31, 2006, 2005 and 2004 there were no material unrealized gains (losses) in the Other Investment Securities. At December 31, 2006, 2005 and 2004, net unrealized gains (losses) in the Held-to-Maturity portfolio amounted to $(1,133,080), ($1,742,917), and ($338,296), respectively.

The following table presents the carrying amounts of the securities portfolio at December 31, in each of the last three years.

Securities Portfolio

	December 31,
	2006	2005	2004
	(In thousands)

Held-to-Maturity:
FHLB and FHLMC agency notes	$12,531	$1,997	$1,997
State and Municipal securities	16,765	—	—
Mortgage-backed securities	71,813	59,036	67,333
Total Held-to-Maturity	101,109	61,033	69,330

Other Investment Securities	5,595	4,709	4,435

Total Securities	$106,704	$65,742	$73,765

The following table indicates the respective contractual maturities and weighted average yields of securities (dollars in thousands). Taxable equivalent adjustments, using a 30 percent tax rate, have been made in calculating yields on the tax-exempt obligations.

Security Portfolio Maturity Schedule

	Maturing
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Amounts in thousands, except percentages)
Securities Held-to-Maturity

FHLB and FHLMC agency notes	$—	0.00%	$1,998	3.55%	$6,509	5.50%	$4,024	5.85%
State and Municipal securities	—	0.00	—	0.00	—	0.00	16,765	5.74
Mortgage-backed securities	—	0.00	37	5.56	2,812	4.27	68,964	4.65

Other Investment Securities

Other investment securities	—	0.00	—	0.00	—	0.00	5,595	5.69

Total Securities	$—	0.00	$2,035	3.59	$9,321	5.13	$95,348	4.95

There were no securities held by the Company of which the aggregate value at December 31, 2006, 2005 and 2004 exceeded ten percent of shareholders' equity at that date. (Securities, which are payable from, and secured by the same source of revenue or taxing authority, are considered to be securities of a single issuer. Securities of the U.S. Government and U.S. Government agencies and corporations are not included.)

Deposits and Borrowed Funds

Average deposits increased $191 million (29.8%) in 2006 compared to 2005. Average deposits increased $157.4 million (32.6%) in 2005 compared to 2004. Average deposits increased $72 million (17.5%) in 2004 compared to 2003. In 2006, the largest growth area was in super money markets, which increased $72 million or 79.7% in total; broker certificate of deposits increased $45.1 million or 14.1% and local area certificate of deposits increased $18.4 million or 22.2%; non-interest and interest bearing demand deposits and savings and regular money markets decreased $37.5 million in total. In 2005, the largest growth area was in broker certificate of deposits, which increased $156.0 million or 103.2% in total; money market, non-interest and interest bearing demand deposits and savings increased $62.8 million in total. In 2004, the largest growth area was again in non-interest bearing demand deposits, money market and savings deposits, which increased $45.7 million in total.

The following table sets forth the Company's deposit structure at December 31 in each of the last three years.

	December 31,
	2006	2005	2004
	(In thousands)

Noninterest-bearing deposits:
Individuals partnerships and corporations	$96,885	$122,897	$106,569
U.S. Government and states and political subdivisions	8,127	2,537	2,290
Certified and official checks	4,469	4,126	4,358
Total noninterest bearing deposits	109,481	129,560	113,217

Interest-bearing deposits:
Interest - bearing demand accounts	40,624	46,520	38,158
Savings accounts	219,013	158,294	120,171
Certificates of deposit, less than $100,000	63,246	61,065	64,417
Certificates of deposit, more than $100,000	403,098	341,817	184,622
Total interest bearing deposits	725,981	607,696	407,368

Total deposits	$835,462	$737,256	$520,585

The following table presents a breakdown by category of the average amount of deposits and the weighted average rate paid on deposits for the periods indicated:

	Years Ended December 31,
	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Noninterest bearing deposits	$122,354	0.00%	$129,326	0.00%	$94,085	0.00%
Interest-bearing demand deposits	42,533	0.88	42,745	0.47	33,216	0.30
Savings deposits	201,919	4.23	154,183	2.33	121,024	1.00
Time deposits	464,306	4.48	314,250	3.20	234,810	2.47

Total deposits	$831,112	3.58	$640,504	2.16	$483,135	1.47

At December 31, 2006, time deposits of $100,000 or greater aggregated approximately $403.1 million. The following table indicates, as of December 31, 2006, the dollar amount of $100,000 or more time deposits by the time remaining until maturity (in thousands):

Maturities of Large Time Deposits
(In thousands)

Three months or less	$63,243
Over three through six months	72,055
Over six through twelve months	159,926
Over twelve months	107,874

Total	$403,098

At December 31, 2006, borrowed funds consisted of $694 thousand in short-term (overnight) borrowing and $85.9 million in long-term debt. The Bank had $55,000,000 in unsecured lines to purchase federal funds, of which $54,306,000 was available at December 31, 2006. The Bank had a separate line with the Federal Reserve Bank of Atlanta, secured by loans, which $10,000,000 was available, and the Company had a $5,000,000 line of credit with another financial institution that was available for borrowing purposes. At December 31, 2005, borrowed funds consisted of $25 million in short-term (overnight) borrowing and $70.3 million in long-term debt. At December 31, 2004 and 2003, respectively, borrowed funds consisted primarily of long-term debt. The Bank had $50,150,000 in available lines to purchase federal funds and the Company had $5,000,000 in an available line from which to borrow funds, from another financial institution. At December 31, 2004, the Bank had $3,851,000 advanced against those lines.

At December 31, 2006, the Bank had credit available of approximately $151 million with the Federal Home Loan Bank of Atlanta, of which $96 million was available and unused. The ability to utilize the remaining line is dependent on the amount of eligible collateral that is available to pledge to the Federal Home Loan Bank, which at December 31, 2006, was approximately $33 million. The line is secured by residential and commercial real estate loans and investment securities at December 31, 2006. At December 31, 2005, the Bank had credit available of approximately $136 million with the Federal Home Loan Bank of Atlanta, of which $76 million was available and unused. The ability to utilize the remaining line is dependent on the amount of eligible collateral that is available to pledge to the Federal Home Loan Bank, which at December 31, 2005, was $40 million. At December 31, 2004, the amount of credit available with the Federal Home Loan Bank of Atlanta was approximately $99 million, of which approximately $39 million was available and unused.

The following table sets forth the expected debt service for the next five years based on interest rates and repayment provisions as of December 31, 2006.

Maturities of Long-term Debt
(In thousands)

	2007	2008	2009	2010	2011

Interest on indebtedness	$4,601	$4,288	$4,208	$3,964	$3,882
Repayment of principal	10,000	5,000	—	5,000	5,000

	$14,601	$9,288	$4,208	$8,964	$8,882

Capital Resources

Shareholders' equity increased $20.5 million to $90.6 million as of December 31, 2006, increased $17.2 million to $70.1 million as of December 31, 2005 and increased $10.8 million to $52.9 million as of December 31, 2004. The increase in shareholders' equity for 2006, 2005 and 2004 was attributable to net income, less dividends declared.

On June 21, 2002, FCBI Capital Trust I ("Trust I"), a Delaware statutory trust established by the Company, received $10,000,000 in proceeds in exchange for $10,000,000 principal amount of Trust I's floating rate cumulative trust preferred securities (the "preferred securities") in a trust preferred private placement. On May 12, 2006, FCBI Capital Trust II (“Trust II”), a Delaware statutory trust was established by the Company, received $20,000,000 in proceeds in exchange for $20,000,000 principal amount of Trust II’s floating rate cumulative trust preferred securities. The proceeds of both the transactions were then used by the Trust’s to purchase an equal amount of floating-rate subordinated debentures (the "subordinated debentures") of the Company. The Company has fully and unconditionally guaranteed all obligations of the Trust’s on a subordinated basis with respect to the preferred securities. The Company does not consolidate the FCBI Trust preferred securities and accounts for the debenture’s issues to the Trust’s as debt. Subject to certain limitations, the preferred securities qualify as Tier 1 capital. The sole assets of the Trust’s are the subordinated debentures issued by the Company. Both the preferred securities of the Trust’s and the subordinated debentures of the Company each have approximately 30-year lives. However, both the Company and the Trust’s have a call option after five years, subject to regulatory capital requirements.

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

The table below summarizes these and other key ratios for the Company for each of the last three years.

Return on Equity and Assets

	2006	2005	2004

Return on average assets	2.31%	2.30%	2.08%
Return on average common equity	28.89	29.25	25.31
Dividend payout ratio	11.87	12.56	15.38
Average common shareholders' equity to average assets ratio	7.98	7.87	8.21

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

The table below illustrates the Company's regulatory capital ratios under federal guidelines at December 31, 2006, 2005 and 2004:

Capital Adequacy Ratios

	Statutory	Years ended December 31,
	Minimum	2006	2005	2004
		(Amounts in thousands)

Tier I Capital		$120,567	$80,076	$62,928
Tier II Capital		12,267	10,959	7,608
Total Qualifying Capital		$132,834	$91,035	$70,536
Risk Adjusted Total Assets (including off-balance sheet exposures)		$980,017	$876,172	$606,473
Adjusted quarterly average assets		$1,023,119	$893,741	$620,487
Tier I Capital Ratio	4.00%	12.30%	9.14%	10.38%
Total Capital Ratio	8.00	13.55	10.39	11.63
Leverage Ratio	4.00	11.78	8.96	10.14

Information on the Bank capital ratios appears in Note 12 to the consolidated financial statements contained elsewhere herein.

On December 31, 2006, the Company and the Bank exceeded the regulatory minimums and qualified as well capitalized institutions under the regulations.

Liquidity Management

Liquidity is the ability of a company to convert assets into cash without significant loss and to raise funds by increasing liabilities. Liquidity management involves having the ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Additionally the Parent Company requires cash for various operating needs including dividends to shareholders, the servicing of debt, and the payment of general corporate expenses. The primary source of liquidity for the Parent Company is dividends from the subsidiary bank. At December 31, 2006, the subsidiary bank could have paid additional dividends to the Parent Company of approximately $39 million while continuing to meet their regulatory requirements. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.

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

The liability portion of the balance sheet provides liquidity through various interest bearing and non-interest-bearing deposit accounts. The Bank had $54,306,000 and $30,000,000 of federal funds available at December 31, 2006 and 2005, respectively. and the Company had $5,000,000 of credit line available at December 31, 2006 and 2005. The Bank also had available as a source of financing, a line of credit with the Federal Home Loan Bank of Atlanta of which $96,000,000 and $76,000,000 was available and unused at December 31, 2006 and 2005, respectively, subject to the availability of assets to pledge to secure such borrowings.

Contractual Obligations

The Company and the Bank have various contractual obligations that they must fund as part of their normal operations. The following table shows aggregate information about their contractual obligations, including interest, and the periods in which payments are due. The amounts and time periods are measured from December 31, 2006.

	Payments due by period (in thousands)

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt	$116,591	$14,601	$13,496	$17,846	$70,648
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	11,296	353	1,636	1,649	7,658
Time Deposits	484,483	356,370	122,666	5,447	—

Total	$612,370	$371,324	$137,798	$24,942	$78,306

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

The following table shows interest sensitivity gaps for different intervals as of December 31, 2006.

Interest Rate Sensitivity Analysis
(In thousands)

	0-30	31-90	91-365	1-5	Over 5
	Days	Days	Days	Years	Years	Total

Interest-earning assets (1)
Loans	$638,474	$18,577	$62,829	$109,126	$3,157	$832,163
Securities and federal funds sold	3,903	35	1,146	58,146	43,574	106,804
Interest-bearing deposits in banks	1,499	—	—	—	—	1,499
	643,876	18,612	63,975	167,272	46,731	940,466
Interest-bearing liabilities (2)
Demand deposits (3)	13,541	13,541	13,542	—	—	40,624
Savings deposits (3)	73,004	73,004	73,005	—	—	219,013
Time deposits	31,870	42,606	267,692	124,176	—	466,344
Short-term borrowings	694	—	—	—	—	694
Long-term borrowings	—	10,000	10,000	15,000	50,929	85,929
	119,109	139,151	364,239	139,176	50,929	812,604

Interest sensitivity gap	$524,767	$(120,539)	$(300,264)	$28,096	$(4,198)	$127,862

Cumulative interest sensitivity gap	$524,767	$404,228	$103,964	$132,060	$127,862

Ratio of interest-earning assets to Interest-bearing liabilities	5.41	0.13	0.18	1.20	0.92

Cumulative ratio	5.41	2.57	1.17	1.17	1.16

Ratio of cumulative gap to total interest-earning assets	0.56	0.43	0.11	0.14	0.14
_________________________
(1)	Excludes nonaccrual loans. Securities maturities are based on projected re-payments at current interest rate levels.
(2)	Excludes matured certificates, which have not been redeemed by the customer and on which no interest is accruing.
(3)
Interests bearing demand and savings deposits are assumed to be subject to movement into other deposit instruments in equal amounts during the 0-30 day period, the 31-90 day period, and the 91-365 day period.

The above table indicates that in a rising interest rate environment, the Company's earnings may be positively affected in the short-term, (0-365 days) due to earning assets re-pricing faster than interest-bearing liabilities. As seen in the preceding table, for the first 30 days of re-pricing opportunity there is an excess of earning assets over interest-bearing liabilities of approximately $525 million. For the first 365 days, interest-earning assets exceed interest-bearing liabilities by approximately $114 million. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread and the level of interest-bearing assets and liabilities may change, thus impacting net interest income. It should be noted that a matched interest-sensitive position by itself does not ensure maximum net interest income.

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

Net interest income increased approximately $10.8 million (26.7%) to $51.2 million in 2006 compared to 2005. Net interest income increased approximately $10.1 million (33.1%) to $40.4 million in 2005 compared to 2004. Net interest income increased approximately $6.9 million (29.5%) to $30.4 million in 2004 compared to 2003. The increase each year in the net interest income is primarily due to increased volume in average loans outstanding during the periods.

Interest income was $85.6 million in 2006, which represented an increase of $27.8 million (48.1%) over 2005. Interest income was $57.8 million in 2005, which represented an increase of $18.2 million (46.2%) over 2004. Interest income was $39.6 million in 2004, which represented an increase of $6.1 million (18.1%) over 2003. The reason for the significant increase in interest income in 2006 was the tremendous loan growth that carried over from 2005 into the beginning of 2006; the average loan volume increased approximately $206 million compared to $180 million in 2005; also rates were significantly higher in 2006 than 2005. The reason for the significant increase in interest income in 2005 was the tremendous growth in the loan volume during the year (average loans increased $180.4 million compared to $65.2 million in 2004); this combined with an increase in the loan rates (prime), and the loans coming off of their floors, resulted in the higher income. During 2004 and to a lesser extent 2003, the higher interest income from loans was the effect of contractual limits on the lowest level to which variable rate loans could decline ("floors"). While floors on interest rates in loan contracts were beneficial in the low-rate environment, when rates started to rise in 2004 and continued to rise in 2005 the loan rates did not immediately increase with each rate increase until the loan rates got above their floors. There was no impact to the net interest margin due to rate floors in 2006 and currently all loans are above their floor rate and will adjust up or down if rates change.

Interest income on securities increased $574 thousand (20.4%) from 2005 to 2006. The increase was due to the approximately $46 million in new securities purchased at higher yields. Interest income on securities increased $1.3 million (77.7%) from 2004 to 2005. The increase was as a result of the approximately $30 million in securities that were purchased at the end of 2004. Interest income on securities increased $291 thousand (21.9%) from 2003 to 2004. The increase in income was due to an increase in the securities purchased, which was partially offset by lower yields.

Interest income, other than loans and securities, increased by $464 thousand in 2006, increased by $67 thousand in 2005 and decreased by $95 thousand in 2004. In 2006, the average amount invested in fed funds sold increased by approximately $7.7 million. In 2005, the average amount invested in fed funds sold declined by approximately $10 million, however, the average rates increased significantly during the year offsetting the effects of the volume decline. In 2004, the average amount invested in fed funds sold declined, which caused the decline in interest income.

Total interest expense increased by $17 million (97.7%) in 2006, increased by $8.2 million (88.9%) in 2005 and decreased by $881 thousand (8.7%) in 2004. The increase in interest expense in 2006 was caused by higher rates and a $199.5 million increase in average interest bearing liabilities. There was also significant change in the deposit mix with lower cost deposits (non-interest checking, now, savings and regular money market accounts) decreasing and the higher cost deposits (super money market and certificate of deposits) increasing. The increase in interest expense in 2005 was caused by the increase in rates during the year and the significant increase in volume (average interest bearing liabilities increased $152.2 million in 2005 compared to $38.2 million in 2004). The decrease in interest expense in 2004 was caused by lower deposit rates in general; a carryover from 2003's low rates. (See the "Rate/Volume Analysis" following this section.)

The trend in net interest income is commonly evaluated by measuring the average yield on earning assets, the average cost of funds, and the net interest margin. The Company's average yield on earning assets (total interest income divided by average interest earning assets) increased in 2006 to 8.85% compared to 7.71% in 2005 and 7.16% in 2004. Higher rates (the prime rate increase17 times from June 2004 thru June 2006) and the increases in the loan and security volumes resulted in these year over year increases. In line with the national interest rate markets, the Company's average cost of funds (total interest expense divided by average interest bearing liabilities) increased to 4.32% in 2006, from 2.92% in 2005 and from a low of 2.08% in 2004. The increase in 2006 was due to higher rates and volume and the change in deposit mix mentioned above.

The Bank's net interest margin (net interest income divided by average interest earning assets) decreased in 2006 to 5.30% compared to 5.39% in 2005 and 5.50% in 2004. The decrease in 2006 was caused by the increase in the cost of funds and the negative impact that the increase in non-performing loans had on interest income (See the Non-Performing section). The decrease in 2005 was caused by the increase in the cost of funds and the negative impact that the loan floor rates had on the yield during the first half of the year. The opposite was true during the years 2003 thru 2004 when the floor rates helped to stabilize the drop in loan yields caused by the drop in the prime rate, which resulted in lower deposit rates (cost of funds) during that time period.

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

Average Balances, Interest Income/Expense and Yields/Rates
Taxable Equivalent Basis

	Years Ended December 31,
	2006			2005			2004
	Average Balance	Interest Income/ Expense	Average Yields/ Rates	Average Balance	Interest Income/ Expense	Average Yields/ Rates	Average Balance	Interest Income/ Expense	Average Yields/ Rates
	(Dollars in thousands)
Assets:
Earning assets:
Loans, net of unearned income (1)(2)	$876,604	$81,474	9.29%	$670,885	$54,709	8.15%	$490,521	$37,743	7.69%
Securities:
Taxable	71,353	3,221	4.51	70,213	2,883	4.11	43,567	1,622	3.72
Tax-exempt (2)	4,160	237	5.70	—	—	0.00	—	—	0.00
Total securities	75,513	3,458	4.58	70,213	2,883	4.11	43,567	1,622	3.72
Interest-bearing deposits in other banks	1,266	66	5.21	2,288	78	3.41	1,758	25	1.42
Federal funds sold	14,742	686	4.65	7,047	210	2.98	17,084	197	1.15
Total interest-earning assets (2)	968,125	85,684	8.85	750,433	57,880	7.71	552,930	39,587	7.16

Non-interest earning assets:
Cash and due from banks	19,433			24,710			18,795
Accrued interest and other assets	30,502			26,252			25,785
Allowance for loan losses	(14,123)			(9,977)			(8,739)

Total Assets	$1,003,937			$791,418			$588,771

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Demand deposits	$42,533	376	0.88%	$42,745	203	0.47%	$33,216	101	0.30%
Savings deposits	201,919	8,548	4.23	154,183	3,600	2.33	121,024	1,213	1.00
Time deposits	464,306	20,817	4.48	314,250	10,061	3.20	234,810	5,796	2.47
Total deposits	708,758	29,741	4.20	511,178	13,864	2.71	389,050	7,110	1.83

Long-term borrowings	80,369	4,347	5.41	70,912	3,021	4.26	50,762	2,034	4.01
Short-term borrowings	5,518	277	5.02	13,019	500	3.84	3,083	56	1.82
Total interest-bearing liabilities	794,645	34,365	4.32	595,109	17,385	2.92	442,895	9,200	2.08

Non interest-bearing liabilities:
Demand deposits	122,354			129,326			94,085
Accrued interest and other liabilities	6,825			4,703			3,426
Shareholders' equity	80,113			62,280			48,365
Total Liabilities and Shareholders' Equity	$1,003,937			$791,418			$588,771

Net Interest Income/Net Interest Spread		51,319	4.53%		40,495	4.79%		30,387	5.08%

Net yield on earning assets			5.30%			5.39%			5.50%

Taxable Equivalent adjustments (2):
Securities		71			—			—
Loans		38			22			3
Total taxable equivalent adjustment		109			22			3

Net interest income		$51,210			$40,473			$30,384

(1)	Average loans include nonaccrual loans. All loans and deposits are domestic.
(2)
Tax equivalent adjustments on securities and loans exempt from income taxes have been based on an assumed tax rate of 30 percent, and give effect to the disallowance for federal income tax purpose of interest expense related to certain tax-exempt earning assets.

The following tables set forth, for the years ended December 31, 2006, 2005 and 2004, a summary of the changes in interest income and interest expense resulting from changes in interest rates and in changes in the volume of earning assets and interest-bearing liabilities, segregated by category. The change due to volume is calculated by multiplying the change in volume by the prior year’s rate. The change due to rate is calculated by multiplying the change in rate by the prior year’s volume. The change attributable to both volume and rate is calculated by multiplying the change in volume by the change in rate. Figures are presented on a taxable equivalent basis.

Rate/Volume Variance Analysis
Taxable Equivalent Basis

	Average Volume			Change in Volume		Average Rate
	2006	2005	2004	2006-2005	2005-2004	2006	2005	2004
	(Dollars in thousands)
Earning assets:

Loans, net of unearned income (1)(2)	$876,604	$670,885	$490,521	$205,719	$180,364	9.29%	8.15%	7.69%

Securities
Taxable	71,353	70,213	43,567	1,140	26,646	4.51	4.11	3.72
Tax exempt (2)	4,160	—	—	4,160	—	5.70	0.00	0.00
Total Securities	75,513	70,213	43,567	5,300	26,646	4.58	4.11	3.72

Interest-bearing deposits with other banks	1,266	2,288	1,758	(1,022)	530	5.21	3.41	1.42
Federal funds sold	14,742	7,047	17,084	7,695	(10,037)	4.65	2.98	1.15
Total Earning Assets (2)	$968,125	$750,433	$552,930	$217,692	$197,503	8.85	7.71	7.16

Interest-Bearing Liabilities
Deposits:
Demand deposits	$42,533	$42,745	$33,216	$(212)	$9,529	0.88	0.47	0.30
Savings	201,919	154,183	121,024	47,736	33,159	4.23	2.33	1.00
Time certificates	464,306	314,250	234,810	150,056	79,440	4.48	3.20	2.47
Total Deposits	708,758	511,178	389,050	197,580	122,128	4.20	2.71	1.83

Long-term borrowings	80,369	70,912	50,762	9,457	20,150	5.41	4.26	4.01
Other borrowings	5,518	13,019	3,083	(7,501)	9,936	5.02	3.84	1.82

Total Interest-Bearing Liabilities	$794,645	$595,109	$442,895	$199,536	$152,214	4.32	2.92	2.08

Net interest income/net interest spread						4.53	4.79	5.08

Net yield on earning assets						5.30	5.39	5.50

Net cost of funds						3.55	2.32	1.66

						Variance Attributed to
	Interest Income/Expense			Variance		2006			2005
	2006	2005	2004	2006-2005	2005-2004	Volume	Rate	Mix	Volume	Rate	Mix
	(Dollars in thousands)
Earning assets:
Loans, net of unearned income	$81,474	54,709	$37,743	$26,765	$16,966	$16,776	$7,645	$2,344	$13,877	$2,259	$830
Securities:
Taxable	3,221	2,883	1,622	338	1,261	47	287	4	992	167	102
Tax exempt	237	—	—	237	—	—	—	237	—	—	—
Total securities	3,458	2,883	1,622	575	1,261	47	287	241	992	167	102
Interest-bearing deposits with other banks	66	78	25	(12)	53	(35)	41	(18)	8	35	10
Federal funds sold	686	210	197	476	13	229	118	129	(116)	312	(183)
Total earning assets	85,684	57,880	39,587	27,804	18,293	17,017	8,091	2,696	14,761	2,773	759

Interest-bearing liabilities:
Deposits:
Demand	376	203	101	173	102	(1)	175	(1)	29	57	16
Savings	8,548	3,600	1,213	4,948	2,387	1,115	2,927	906	332	1,613	442
Time certificates	20,817	10,061	5,796	10,756	4,265	4,804	4,028	1,924	1,961	1,722	582
Total deposits	29,741	13,864	7,110	15,877	6,754	5,918	7,130	2,829	2,322	3,392	1,040

Long-term borrowings	4,347	3,021	2,034	1,326	987	403	814	109	807	129	51
Short-term borrowings	277	500	56	(223)	444	(288)	154	(89)	180	62	202
Total interest- bearing liabilities	34,365	17,385	9,200	16,980	8,185	6,033	8,098	2,849	3,309	3,583	1,293

Net interest income/net interest spread	$51,319	$40,495	$30,387	$10,824	$10,108	$10,984	$(7)	$(153)	$11,452	$(810)	$(534)

(1)	Average loans include nonaccrual loans. All loans and deposits are domestic.
(2)
Tax equivalent adjustments on securities and loans exempt from income taxes have been based on an assumed tax rate of 30 percent, and give effect to the disallowance for federal income tax purpose of interest expense related to certain tax-exempt earning assets.

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

The allowance for loan losses represents management's assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as loan loss experience, the amount of past due and nonperforming loans, specific known risk, the status and amount of nonperforming assets, underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for potential credit losses. Although recent historical loan losses have been minimal, a slowing real estate economy and a significant increase in non-performing loans during the latter half of the year resulted in management increasing the reserve in 2006. The increase in 2005 was as a result of the loan volume and the trend in loans that had been down graded during the latter half of the year. During 2004 management increased the allowance due to the significant increase in nonperforming loans at the end of 2003.

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

Management believes that $13,590,000 on December 31, 2006, that $11,522,910 on December 31, 2005 and $9,791,269 on December 31, 2004, in the allowance for loan losses were adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.

[The remainder of this page intentionally left blank]

The following table sets forth certain information with respect to the Bank's loans, net of unearned income, and the allowance for loan losses for the five years ended December 31, 2006.

Summary of Loan Loss Experience

	2006	2005	2004	2003	2002
(Dollars in thousands)

Allowance for loan losses at beginning of year	$11,523	$9,791	$8,067	$6,319	$3,803
Loans charged off:
Commercial, financial and agricultural	35	131	209	139	161
Real estate - mortgage	118	—	85	10	—
Consumer	111	50	161	74	46
Total loans charged off	264	181	455	223	207

Recoveries on loans previously charged off:
Commercial, financial and agricultural	6	24	143	246	193
Real estate - mortgage	-	2	30	2	3
Consumer	29	125	35	23	17
Total recoveries	35	151	208	271	213

Net loans charged off (recovered)	229	30	247	(48)	(6)

Provision for loan losses	2,296	1,762	1,971	1,700	2,510

Allowance for loan losses at end of period	$13,590	$11,523	$9,791	$8,067	$6,319

Loans, net of unearned income, at end of period	$869,608	$791,609	$552,509	$437,593	$416,414

Average loans, net of unearned income, outstanding for the period	876,604	670,885	490,521	425,278	370,062

Ratio of net charge-offs to net average loans	0.03%	0.00%	0.05%	(0.01)%	(0.00)%

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
In 2006, management identified $37.5 million in loans as being impaired as a result of the provisions of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a loan. While management believes these loans have sufficient collateral, that no principal write downs were necessary, $1,488,000 was specifically reserved for probable losses that were inherent in these loans.

[The remainder of this page intentionally left blank]

Management allocated the allowance for loan losses to specific loan categories as follows:

Allocation of Allowance for Loan Losses

	December 31,_
	2006		2005		2004		2003		2002
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
(Dollars in Thousands)

Domestic loans:
Commercial, financial and agricultural	$649	4.78%	$724	6.28%	$271	9.26%	$22	10.31%	$2,494	10.27%
Real estate - mortgage and construction	12,842	94.50	10,757	93.36	9,512	88.89	8,039	86.92	3,357	86.54
Consumer	99	0.72	42	0.36	8	1.85	6	2.77	468	3.19
	$13,590	100.00%	$11,523	100.00%	$9,791	100.00%	$8,067	100.00%	$6,319	100.00%

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

The Bank had nonperforming assets at December 31, 2006, 2005, 2004, 2003, and 2002 of approximately $54,582,000, $3,137,000, $10,012,000, $22,269,000, and $7,698,000, respectively.

The following table presents information concerning outstanding balances of nonperforming assets at December 31, 2006, 2005, 2004, 2003, and 2002.

Nonperforming Assets

	December 31,
	2006	2005	2004	2003	2002
	(Amounts in thousands, except ratios)

Nonaccruing loans	$37,445	$194	$247	$9,727	$5,036
Accruing loans 90 days or more past due	13,142	106	—	6,420	2,662
Restructured loans	1,592	634	7,562	—	—
Total nonperforming loans	52,179	934	7,809	16,147	7,698
Nonaccruing securities	—	—	—	—	—
Other real estate	2,403	2,203	2,203	6,122	—

Total	$54,582	$3,137	$10,012	$22,269	$7,698

Ratios:
Loan loss allowance to total nonperforming assets	0.249	3.673	0.978	0.362	0.821
Total nonperforming loans to total loans (net of unearned interest)	0.060	0.001	0.014	0.036	0.018

Total nonperforming assets to total assets	0.054	0.003	0.015	0.042	0.015

Except for 2006, there as been no significant impact on the Company's consolidated financial statements, as a result of the provisions of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, or Statement of Financial Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures.

Noninterest Income

Noninterest income consists of revenues generated from a broad range of financial services and activities including fee-based services and profits and commissions earned through credit life insurance sales and other activities. In addition, gains or losses realized from the sale of fixed assets or other real estate owned are included in noninterest income. Total noninterest income increased by $2 thousand (0.05%) for the year ended December 31, 2006, compared to 2005. While service charges on deposits increased $212 thousand (14.5%), fees from secondary market loan sales decreased $221 thousand (22.7%) due to the slow real estate market in 2006. Fees related to the money service businesses increased $83 thousand (10.7%), but management closed all of the “high risk” accounts at the end of the year due to regulatory constraints and that income (approximately $860 thousand) will not occur in 2007. Total noninterest income increased by $106 thousand (2.78%) for the year ended December 31, 2005 compared to 2004. This increase is misleading due to approximately $1 million in gains that were recognized in 2004. Take away the gains and noninterest income actually increased $1.07 million or 38%. Total noninterest income increased by $1.05 million (39.6%) for the year ended December 31, 2004, compared to 2003 due primarily to the gain on the sale of other real estate owned of $589 thousand and a gain from the sale of the old drive-thru building in LaBelle of $415 thousand.

The table below sets forth the Company's noninterest income for the periods indicated.

				2005/2006	2004/2005
	Years Ended December 31,			Percent	Percent
	2006	2005	2004	Change	Change
	(Dollars in thousands)

Service charges on deposits	$1,678	$1,466	$1,350	14.5%	8.6%
Secondary market fees	751	972	534	(22.7)	82.0
Exchange fees	861	778	554	10.7	40.4
Bookkeeping fees	151	167	117	(9.6)	42.7
Income/gains on other real estate	—	—	589	0.0	(100.0)
Gain on sale of fixed assets	—	21	415	0.0	(94.9)
Safe deposit box rental	66	68	66	(2.9)	3.0
Other	409	442	183	(7.5)	141.5

	$3,916	$3,914	$3,808	0.1	2.8

Noninterest Expenses

From 2005 to 2006, noninterest expense increased $2.1 million (16.5%). Salaries and employee benefits in 2006 increased $1.8 million (22.4%) from 2005 to a total of $9.6 million. The increase was due a combination of factors, from the normal increases from year to year for salaries and benefits (approximately $934 thousand or 11%), the addition of several new officer positions and their related hiring costs (approximately $100 thousand), $356 thousand less in deferred loan origination costs and one time accrual of sick time of $309 thousand.

From 2004 to 2005, noninterest expense increased $682 thousand (5.6%). Salaries and employee benefits in 2005 increased $122 thousand (1.6%) from 2004 to a total of $7.9 million. The increase was due to the normal increases from year to year for salaries, benefits, and insurance costs; however, the increase was offset by an increase ($217 thousand) in the deferred loan origination costs (due to the increase in loan volume) that reduces the overall expense in this category.

From 2003 to 2004, noninterest expense increased $1.3 million (11.6%). Salaries and employee benefits in 2004 increased $721 thousand (10.3%) from 2003 to a total of $7.7 million. The increase was due to the normal increases from year to year for salaries, benefits and insurance costs.

Occupancy and equipment expense increased $88 thousand (4.0%) from 2005 to 2006, increased $476 thousand (27.5%) from 2004 to 2005 and increased $198 thousand (12.9%) from 2003 to 2004. During 2006 occupancy expense increased primarily due to higher equipment maintenance fees, higher depreciation and real estate taxes. During 2005 occupancy expense increased primarily due to increased insurance expense, building repairs due to hurricane damage in 2005, increases in depreciation and maintenance expense (due to additional equipment added) and increases to electricity and real estate taxes. During 2004 occupancy expense increased primarily due to the expense of additional equipment added during 2003 and 2004 (increased depreciation and maintenance), increased building repairs due to the hurricanes in 2004 and higher property taxes in general.

Expenses related to other real estate owned were minimal ($0) in 2006 compared to the $126 thousand in 2005 and $479 thousand in 2004. There was a piece of property ($200,000) added to other real estate owned at the end of 2006.

Other expenses were not significantly higher in 2006 compared to 2005 and 2004. However, the increase was due to the overall growth of the bank (i.e. advertising, postage, correspondent bank fees, legal, regulatory etc.).

The table below sets forth the Company's noninterest expenses for the periods indicated.

				2005/2006	2004/2005
	Years Ended December 31,			Percent	Percent
	2006	2005	2004	Change	Change
	(Dollars in thousands)

Salaries and employee benefits	$9,608	$7,851	$7,729	22.4%	1.6%
Occupancy and equipment expense	2,294	2,206	1,730	4.0	27.5
Professional fees	461	405	249	13.8	62.7
Advertising	381	288	265	32.3	8.7
Telephone	251	264	188	(4.9)	40.4
Supplies	181	224	171	(19.2)	31.0
Regulatory fees and assessments	252	202	176	24.8	14.8
ATM expense	178	188	147	(5.3)	27.9
Courier fees	180	176	127	2.3	38.6
Software maintenance	149	141	138	5.7	2.2
Postage	132	117	123	12.8	(4.9)
Correspondent bank fees	142	117	91	21.4	28.6
Director and committee fees	70	70	67	0.0	4.5
Employee education	75	66	70	13.6	(5.7)
Dues and subscriptions	83	57	48	45.6	18.8
Taxes and licenses	21	21	85	0.0	(75.3)
Other	611	540	847	13.1	(36.3)

Total	$15,069	$12,933	$12,251	16.5%	5.6%

Income Taxes

Income tax expense increased $3.2 million (28.2%) to $14.6 million for the year ended December 31, 2006, increased $3.7 million (48.2%) to $11.4 million for the year ended December 31, 2005 and increased $2.6 million (51.1%) to $7.7 million for the year ended December 31, 2004. The effective tax rate as a percentage of pretax income was 38.7% in 2006, 38.5% in 2005 and 38.6% in 2004. The statutory federal rate was 34 percent during 2006, 2005 and 2004. There is no current or pending tax legislation of which management is aware that if passed would have any material effect on the financial statements. For further information concerning the provision for income taxes, refer to Note 15, Income Taxes, of the "Notes to Consolidated Financial Statements."

Impact of Inflation and Changing Prices

A bank's asset and liability structure is substantially different from that of an industrial company in that virtually all assets and liabilities of a bank are monetary in nature. Management believes the impact of inflation on its financial results depends upon the Company's ability to react to changes in interest rates and by such reaction to reduce the inflationary impact on performance. Interest rates do not necessarily move in the same direction, or at the same magnitude, as the prices of other goods and services. As discussed previously, management seeks to manage the relationship between interest-sensitive assets and liabilities in order to protect against wide or sustained interest rate fluctuations, including those resulting from inflation.

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

	Percentage Increase (Decrease) in Interest Income/Expense Given Interest Rate Shifts
	Down 200 Basis Points	Up 200 Basis Points

For the Twelve Months after December 31, 2006
Projected change in:
Interest income	(15.76)%	15.95%
Interest expense	(19.74)	17.26
Net interest income	(12.90)	15.00

Recent Accounting Standards

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on the remaining portions of EITF 03-01, The Meaning of Other-Than-Temporary Impairment and It's Application to Certain Investments, effective for the first fiscal year or interim period beginning after June 15, 2004. EITF 03-01 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (1) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment, and (2) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's cost and its fair value. Certain disclosure requirements of EITF 03-01 were adopted in 2003 and the Company began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In June 2005, the Financial Accounting Standards Board (“FASB”) decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the staff to issue proposed FASB Staff Position ("FSP") EITF 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1 as final. However, in November 2005 the FASB issued FASB Staff Position (retitled FSP 115-1/124-1), The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Company applied the guidance in this FSP in 2005 and there was no material affect to the results of operations or the statements of financial condition.

In March 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin ("SAB") No. 105, Application of Accounting Principles to Loan Commitments. SAB No. 105 requires that the fair value measurement of mortgage loan commitments, which are derivatives, exclude any expected future cash flows related to the customer relationship or servicing rights. The guidance in SAB No. 105 must be applied to mortgage loan commitments entered into after March 31, 2004. The impact on the Company is not material given the declines in mortgage banking volume, but could be in the future. The impact is primarily the timing of when gains should be recognized in the financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), entitled Share-Based Payment ("SFAS No. 123(R)") that requires compensation costs related to share-based payment transactions to be recognized in the financial statements. This statement eliminates the alternative to use APB Opinion No. 25's intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. Under Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). Recognition of that compensation cost helps users of financial statements to better understand the economic transactions affecting an entity and to make better resource allocation decisions. The Company adopted SFAS No. 123(R) on January 1, 2006, the effective date of this statement. The adoption of this statement did not have a material impact on the consolidated financial statements.

On December 16, 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance when the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. The adoption of this standard did not have a material impact on the financial condition or the operating results of the Company.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements--An Amendment of APB Opinion No. 28. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. It applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 eliminates the requirement in APB Opinion No. 20 to include the cumulative effect of changes in accounting principle in the income statement in the period of change. Instead, to enhance the comparability of prior period financial statements, SFAS No. 154 requires that changes in accounting principle be retrospectively applied. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. The cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments are recorded to opening retained earnings. Each period presented is adjusted to reflect the period-specific effects of applying the change. SFAS No. 154 also redefines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. Only direct effects of the change will be included in the retrospective application; all indirect effects will be recognized in the period of change. If it is impracticable to determine the cumulative effect for all prior periods, the new accounting principle should be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material impact on the financial condition or the operating results of the Company.

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

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement addresses the recognition and measurement of separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge-like accounting. It also clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or servicing liability and requires that those separately recognized assets or liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits an entity to choose either the amortization method or the fair value method for subsequent measurement and also permits a servicer that uses derivative financial instruments to offset risks on servicing to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, fair value. This statement shall be effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's first fiscal year beginning after September 15, 2006, with early adoption permitted. Management believes this statement will not have a material effect on the consolidated financial statements.

In June 2006, the FASB issued FIN 48, Accounting For Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. Management believes this interpretation will not have a material effect on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company on January 1, 2008. Management does not expect the adoption of this statement to have a material effect on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends SFAS No. 87 and SFAS No. 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date, the date at which the benefit obligation and plan assets are measured, is required to be the company's fiscal year end. SFAS No. 158 is effective for the Company for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The adoption of this statement did not have a material effect on the consolidated financial statements.

In September 2006, the FASB ratified the consensuses reached by the FASB's EITF relating to EITF 06-4, Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. EITF 06-4 provides that an employer should recognize a liability for future benefits in accordance with SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, or APB Opinion No. 12, Omnibus Opinion-1967. EITF 06-4 is effective for fiscal years beginning after December 15, 2006. Entities should recognize the effects of applying this issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial condition as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. Management does not believe the adoption of EITF 06-4 will have a material impact on the consolidated financial statements.

On September 13, 2006, the SEC issued SAB No. 108. SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB No. 108, Companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB No. 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB No. 108 and determined that upon adoption it will have no impact on the reported results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure any financial instruments and certain other items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Management is currently evaluating the impact that the options available from this statement could have on the consolidated financial statements.

[The remainder of this page intentionally left blank]

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by Regulation S-X and by Item 302 of Regulation S-K are set forth in the pages listed below.

FLORIDA COMMUNITY BANKS, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS

MANAGEMENT'S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

s	Pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

s
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

s
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria. Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, has been audited by Schauer Taylor, P.C., an independent registered public accounting firm, as stated in their report which is contained herein.

/s/ Stephen L. Price	/s/ Guy W. Harris
Stephen L. Price	Guy W. Harris
Chairman, President and	Chief Financial Officer
Chief Executive Officer	March 15, 2007
March 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Florida Community Banks, Inc. and subsidiary:

We have audited the accompanying consolidated statements of financial condition of Florida Community Banks, Inc. and subsidiary (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2006. We have also audited management's assessment, included in the accompanying "Management Report on Internal Control Over Financial Reporting," that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Florida Community Banks, Inc. and subsidiary as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, management's assessment that Florida Community Banks, Inc. and subsidiary maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by COSO. Furthermore, in our opinion, Florida Community Banks, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by COSO.

Birmingham, Alabama	/s/ Schauer Taylor, P.C.
March 14, 2007
Schauer Taylor, PC

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2006 and 2005

	2006	2005
Assets
Cash and due from banks	$19,013,130	$27,177,610
Interest-bearing demand deposits with banks	1,499,212	5,002,739
Federal funds sold	100,000	188,000
Cash and Cash Equivalents	20,612,342	32,368,349

Securities held-to-maturity, fair value of $99,976,028 in 2006 and $59,290,254 in 2005	101,109,108	61,033,171
Other investments-securities	5,595,465	4,709,265
Other investments-partnerships	1,263,875	500,000
Loans held-for-sale	145,600	300,000

Loans, net of unearned income	869,462,473	791,308,855
Allowance for loan losses	(13,590,000)	(11,522,910)
Net Loans	855,872,473	779,785,945

Premises and equipment, net	14,455,093	13,776,233
Accrued interest	6,640,337	4,941,241
Foreclosed real estate	2,403,435	2,203,435
Deferred taxes, net	6,425,467	5,830,225
Other assets	2,154,231	1,633,670
Total Assets	$1,016,677,426	$907,081,534

Liabilities and Shareholders’ Equity

Liabilities

Deposits
Noninterest-bearing	$109,481,282	$129,559,895
Interest-bearing	725,980,218	607,695,861
Total Deposits	835,461,500	737,255,756

Short-term borrowings	694,000	25,088,000
Accrued interest	2,767,839	2,399,280
Deferred compensation	246,635	281,629
Note payable	—	23,939
FHLB advances	55,000,000	60,000,000
Subordinated debentures	30,929,000	10,310,000
Other liabilities	1,011,138	1,647,148
Total Liabilities	926,110,112	837,005,752

Shareholders’ Equity
Common stock - par value $0.01 per share, 10,000,000 shares authorized, 6,591,387 shares issued and outstanding at December 31, 2006 and 2005	65,914	65,914
Paid-in capital	18,445,864	18,353,829
Retained earnings	72,055,536	51,656,039
Total Shareholders’ Equity	90,567,314	70,075,782

Total Liabilities and Shareholders’ Equity	$1,016,677,426	$907,081,534

See notes to consolidated financial statements

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Interest Income
Interest and fees on loans	$81,434,704	$54,686,904	$37,739,970
Interest and dividends on taxable securities	3,221,155	2,813,360	1,587,963
Interest on tax-exempt securities	166,262	—	—
Interest on federal funds sold	686,231	210,213	197,144
Interest on deposits in banks	66,177	78,047	24,378
Total Interest Income	85,574,529	57,788,524	39,549,455

Interest Expense
Interest on deposits	29,741,087	13,863,702	7,109,471
Interest on short-term borrowings	277,152	500,749	56,072
Interest on FHLB advances	2,492,831	2,308,069	1,503,145
Interest on subordinated debentures	1,853,679	712,617	530,931
Total Interest Expense	34,364,749	17,385,137	9,199,619

Net Interest Income	51,209,780	40,403,387	30,349,836

Provision for loan losses	2,296,270	1,762,000	1,970,768

Net Interest Income After Provision For Loan Losses	48,913,510	38,641,387	28,379,068

Noninterest Income
Customer service fees	1,678,478	1,465,639	1,350,302
Income and gain on sale from other real estate owned	—	—	588,982
Secondary market loan fees	750,686	972,349	533,847
Other operating income	1,487,078	1,475,698	1,334,963
Total Noninterest Income	3,916,242	3,913,686	3,808,094

Noninterest Expenses
Salaries and employee benefits	9,608,072	7,851,022	7,728,811
Occupancy and equipment expense	2,293,985	2,205,868	1,730,033
Expenses, write-downs, and losses on sale from other real estate owned	—	126,082	479,159
Other operating expenses	3,167,277	2,750,343	2,313,330
Total Noninterest Expenses	15,069,334	12,933,315	12,251,333

Income before income taxes	37,760,418	29,621,758	19,935,829
Income tax expense	14,614,349	11,403,727	7,693,897

Net Income	$23,146,069	$18,218,031	$12,241,932

Earnings Per Common Share
Basic	$3.52	$2.77	$1.88
Diluted	3.48	2.75	1.86

Cash Dividends Declared Per Common Share	0.42	0.35	0.29

Weighted Average Shares Outstanding
Basic	6,575,356	6,571,446	6,503,465
Diluted	6,655,945	6,635,012	6,573,772

See notes to consolidated financial statements

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Years Ended December 31, 2006, 2005 and 2004

	Common Stock	Paid-in Capital	Retained Earnings	Total

Balance at December 31, 2003	$64,755	$16,652,782	$25,368,232	$42,085,769

Net income - 2004	—	—	12,241,932	12,241,932
Comprehensive income	—	—	—	12,241,932

Sale of common stock	319	464,883	—	465,202
Stock-based compensation expense	—	17,988	—	17,988
Cash dividends - Common $0.29 per share	—	—	(1,883,192)	(1,883,192)

Balance at December 31, 2004	65,074	17,135,653	35,726,972	52,927,699

Net income - 2005	—	—	18,218,031	18,218,031
Comprehensive income	—	—	—	18,218,031

Sale of common stock	840	1,161,393	—	1,162,233
Stock-based compensation expense	—	56,783	—	56,783
Cash dividends - Common $0.35 per share	—	—	(2,288,964)	(2,288,964)

Balance at December 31, 2005	65,914	18,353,829	51,656,039	70,075,782

Net income - 2006	—	—	23,146,069	23,146,069
Comprehensive income	—	—	—	23,146,069

Stock-based compensation expense	—	92,035	—	92,035
Cash dividends - Common $0.42 per share	—	—	(2,746,572)	(2,746,572)

Balance at December 31, 2006	$65,914	$18,445,864	$72,055,536	$90,567,314

See notes to consolidated financial statements

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004

Operating Activities
Net income	$23,146,069	$18,218,031	$12,241,932
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,296,270	1,762,000	1,970,768
Depreciation, amortization, and accretion, net	1,093,979	1,181,656	943,682
Deferred tax benefit	(595,242)	(1,512,872)	(1,150,602)
(Gain) on disposition of other real estate	—	—	(579,244)
(Gain) loss on disposition of premises and equipment	33,911	(21,216)	(414,508)
Increase in accrued interest receivable	(1,699,096)	(1,651,563)	(580,576)
Increase in accrued interest payable	368,559	991,717	548,780
Other, net	(1,230,584)	(157,099)	829,720
Net Cash Provided By Operating Activities	23,413,866	18,810,654	13,809,952

Investing Activities
Purchases of investment securities held-to-maturity	(46,020,950)	—	(40,246,598)
Proceeds from sales, maturities, calls and pay-downs of investment securities held-to-maturity	5,770,415	7,950,335	6,437,208
Purchases of other investments - net	(1,750,075)	(274,188)	(1,750,100)
Net increase in loans to customers	(78,282,798)	(239,099,700)	(111,333,522)
Purchase of premises and equipment	(1,738,733)	(1,329,146)	(1,593,109)
Proceeds from disposition of premises and equipment	—	41,000	718,505
Proceeds from disposition of foreclosed real estate	—	—	715,564
Net Cash Used In Investing Activities	(122,022,141)	(232,711,699)	(147,052,052)

(Continued on following page)

See notes to consolidated financial statements

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004

Financing Activities
Net increase in demand deposits, NOW accounts and savings accounts	$34,697,815	$16,342,434	$60,294,535
Net increase in certificates of deposit	63,507,929	200,327,891	37,006,494
Net increase (decrease) in short-term borrowings	(24,294,000)	11,031,000	6,457,000
Issuance of FHLB advances	5,000,000	—	25,000,000
Repayments of FHLB advances	(10,000,000)	—	(5,021,698)
Increase (decrease) in other debt, net	(23,939)	23,939	—
Issuance of subordinated debentures	20,619,000	—	—
Sale of common stock	—	1,162,233	465,202
Compensation associated with the issuance of options	92,035	56,783	17,988
Cash dividends	(2,746,572)	(2,288,964)	(1,883,192)
Net Cash Provided By Financing Activities	86,852,268	226,655,316	122,336,329

Net (Decrease) Increase in Cash and Cash Equivalents	(11,756,007)	12,754,271	(10,905,771)

Cash and Cash Equivalents at Beginning of Year	32,368,349	19,614,078	30,519,849

Cash and Cash Equivalents at End of Year	$20,612,342	$32,368,349	$19,614,078

See notes to consolidated financial statements

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

Note 1 - Summary of Significant Accounting Policies

Florida Community Banks, Inc. ("FCBI") (a Florida corporation) and its wholly owned subsidiary, Florida Community Bank (the "Bank") (a Florida corporation) collectively referred to herein as the "Company," is headquartered in Immokalee, Florida. The Bank's main office is in Immokalee, Florida with nine additional branch offices in Southwest Florida. The Company plans to open four new branches in 2007; a branch in Riverdale on State Road 80, scheduled to open in June; a branch in Estero, across from the new Coconut Mall and one in North Port in front of the new Home Depot, both are scheduled to open late in the year. The Bank is opening a branch in the new town of Ave Maria and plans on moving its executive offices there as well; this is scheduled for late summer. The Bank provides a full range of banking services to individual and corporate customers in Charlotte, Collier, Glades, Hendry and Lee counties and the surrounding areas.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States and to general practice within the banking industry. The following summarizes the most significant of these policies.

Basis of Consolidation

The consolidated financial statements include the accounts of Florida Community Banks, Inc., and the Bank. All significant inter-company balances and transactions have been eliminated. Variable interest entities ("VIEs") are consolidated if the Company is exposed to the majority of the VIE's expected losses and/or residual returns (i.e., the Company is considered to be the primary beneficiary). Unconsolidated investments in VIEs in which the Company has significant influence over operating and financing decisions (usually defined as a voting or economic interest of 20% to 50%) are accounted for using the equity method. Unconsolidated investments in VIEs in which the Company has a voting or economic interest of less than 20% are generally carried at cost.

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

December 31, 2006, 2005 and 2004

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

Purchase premiums and discounts are recognized in interest income using a method which approximates the interest method over the terms of the securities. Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other-than- temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery of fair value.

The Company has no available-for-sale or trading securities.

Other Investments

The Company has invested in selected equity instruments issued in the form of restricted stocks, common stock of special purpose trusts formed to issue trust preferred securities and non-controlling partnership interests. The restricted stocks and trust stocks are categorized as Other Investments - Securities and are accounted for under the cost method. These investments represent less than a 20% economic interest and have no readily ascertainable market value, however, management is not aware of any conditions that

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

Note 1 - Summary of Significant Accounting Policies - Continued

would require adjustments to the reflected carrying values. The investments categorized as Other Investments - Partnerships represent ownership interests by the Company in limited liability partnerships. The Company accounts for partnership interests using the cost method or equity method depending upon the Company's economic interest and ability to significantly influence operating and financing decisions. Management has determined that none of its partnership interests required consolidation as of December 31, 2006 and 2005.

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of aggregate cost or market. The cost of loans held-for-sale is the note amount plus certain net origination costs less discounts collected. Gains and losses resulting from changes in the market value of the inventory are netted. Any net gain that results is deferred; any net loss that results is recognized when incurred. The aggregate cost of loans held-for-sale at December 31, 2006 and 2005, approximates their aggregate net realizable value. Gains or losses on the sale of loans held-for-sale are included in other income.

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

The allowance consists of specific and general components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

Note 1 - Summary of Significant Accounting Policies - Continued

A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. All other loans are categorized in homogeneous groups and are evaluated collectively; reserves are established based on their historical loss experience, which are adjusted for qualitative environmental factors.

Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral and an analysis of current economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. While management believes that it has established the allowance in accordance with generally accepted accounting principles and has taken into account the views of banking regulators and the current economic environment, there can be no assurance that in the future the Bank's regulators or its economic environment will not require further increases in the allowance.

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

While a loan is classified as nonaccrual and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding, except in the case of loans with scheduled amortizations where the payment is generally applied to the oldest payment due. When the future collectability of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan has been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered. Interest income recognized on a cash basis was immaterial for the years ended December 31, 2006, 2005 and 2004.

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

Note 1 - Summary of Significant Accounting Policies - Continued

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

At the time of foreclosure, foreclosed real estate is recorded at the lower of the carrying amount or fair value less cost to sell, which becomes the property's new basis. Any write-downs based on the asset's fair value at date of acquisition are charged to the allowance for loan losses. After foreclosure, these assets are carried at the lower of their new cost basis or fair value less cost to sell. Costs incurred in maintaining foreclosed real estate and subsequent adjustments to the carrying amount of the property are included in income (loss) on foreclosed real estate. Cost incurred to complete, repair/renovate or make the property whole is to be capitalized.

Retirement Plan

The Company has a Profit-Sharing Plan covering all eligible employees, allowing employee elective contributions under Internal Revenue Code section 401K. The Company also adopted an Employee Stock Ownership Plan ("ESOP"), which also allows elective employee contributions. Employer contributions to the plans are included in salaries and employee benefits expense. Profit-Sharing and ESOP contributions are determined by the board of directors. The Company also has deferred compensation plans with certain executive officers and directors.

On December 31, 2006, the Company adopted the recognition provision of Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of SFAS Nos. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial condition and to recognize changes in that funded status in the year in which the changes occur in accumulated other comprehensive income. At December 31, 2006, the Company had a defined benefit postretirement plan, which is discussed further in Note 16 that met the recognition criteria of SFAS No. 158. Accordingly, at December 31, 2006, the Company determined the plans are non-qualified and unfunded and have been recorded as a liability of the Company at the present value of the future benefit obligation.

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

Note 1 - Summary of Significant Accounting Policies - Continued

Advertising Costs

The Company's policy is to expense advertising costs as incurred. Advertising expense for the years ended December 31, 2006, 2005 and 2004 amounted to approximately $381,000, $288,000 and $265,000, respectively.

Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of the allowance for loan losses, accumulated depreciation and accrued employee benefits for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. ("FIN") 48, Accounting For Uncertainty in Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with early adoption allowed. Accordingly, on January 1, 2007, the Company adopted the provisions of this interpretation. The adoption of this interpretation is not expected to have a material effect on the consolidated financial statements.

Stock-Based Compensation

On January 1, 2003, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, as provided by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 allowed for a prospective method of adoption of SFAS No. 123, whereby, the Company prospectively accounted for the current expensing of options granted during 2003 and thereafter. Options granted prior to 2003 have been accounted for under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and the related interpretations. The compensation cost recognized for stock options granted in 2004, 2005 and 2006 was calculated based on the fair value at the date of grant. In accordance with the transition provisions of SFAS No. 148, this compensation expense has been included in net income for all periods presented. The unrecognized compensation expense for options granted prior to 2003 was immaterial for the years ended December 31, 2004, 2005 and 2006. Accordingly, the pro forma basic and diluted earnings per share of the Company that would result from this unrecognized compensation are approximately the same as that reported. On January 1st of 2006, the Company adopted SFAS No. 123(R), Share-Based Payment which requires all stock-based payments to employees to be recognized in the income statement based on their fair values, the same method employed by the Company since January 1, 2003. The Company adopted SFAS No. 123(R) using the modified prospective transition method. The modified prospective transition method does not require the restatement of prior periods to reflect the fair value method of expensing stock-based compensation. SFAS No. 123(R) does require a cumulative effect adjustment of previously recognized compensation expense in order to estimate forfeitures for awards outstanding on the adoption date. The cumulative effect adjustment was immaterial.

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

Note 1 - Summary of Significant Accounting Policies - Continued

The Company uses the Black-Scholes option pricing model for all grant date estimations of fair value as the Company believes that its stock options have characteristics for which the Black-Scholes model provides an acceptable measure of fair value. The expected term of an option represents the period of time that the Company expects the options granted to be outstanding. The Company bases this estimate on a number of factors including vesting period, historical data, expected volatility and blackout periods. The expected volatility used in the option pricing calculation is estimated considering historical volatility. The Company believes that historical volatility is a good predictor of the expected volatility. The expected dividend yield represents the expected dividend rate that will be paid out on the underlying shares during the expected term of the option, taking into account any expected dividend increases. The Company's options do not permit option holders to receive dividends and therefore the expected dividend yield was factored into the calculation. The risk-free rate is assumed to be a short-term treasury rate on the date of grant, such as a U.S. Treasury zero-coupon issue with a term equal to the expected term of the option.

Stock option expense was computed with the following weighted average assumptions as of the grant dates:

	Years Ended December 31,
	2006	2005	2004

Assumptions:
Average risk free interest rate	—	4.47%	3.97%
Average expected volatility	—	13.00	11.10
Expected dividend yield	—	1.50	3.75
Expected life	—	8.0 Years	8.0 Years

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

Note 1 - Summary of Significant Accounting Policies - Continued

The Company estimates forfeitures at the date of grant based upon historical forfeitures and management's estimate of future forfeitures. Prior to the adoption of SFAS No. 123(R), forfeitures were recognized as they occurred.

Earnings Per Common Share

Basic earnings per common share are computed by dividing earnings available to stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock, as prescribed by SFAS No. 128, Earnings per Share. The following reconciles the weighted average number of shares outstanding:

	2006	2005	2004

Weighted average of common shares outstanding	6,575,356	6,571,446	6,503,465
Effect of dilutive options	80,589	63,566	70,307

Weighted average of common shares outstanding effected for dilution	6,655,945	6,635,012	6,573,772

In October 2006, October 2005 and December 2004, the Company issued 1.2-for-1.0 stock splits. All per share amounts included in these consolidated financial statements have been retroactively adjusted to reflect the effects of the 1.2-for-1.0 stock splits which occurred during 2006, 2005 and 2004.

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

In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods. The Company has no such items to be reclassified at December 31, 2006, 2005 and 2004.

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

Note 1 - Summary of Significant Accounting Policies - Continued

Statements of Cash Flows

The Company includes cash, due from banks and certain cash equivalents in preparing the consolidated statements of cash flows. The following is supplemental disclosure to the consolidated statements of cash flows for the three years ended December 31, 2006.

	Years Ended December 31,
	2006	2005	2004

Cash paid during the year for interest	$33,996,190	$16,393,420	$8,650,839
Cash paid during the year for income taxes, net	16,244,978	12,644,132	8,159,604

Non-cash Disclosures:

Loans transferred to foreclosed real estate during the year	200,000	—	62,346

Proceeds from sale of foreclosed real estate financed through loans	—	—	3,891,469

Off-Balance Sheet Financial Instruments

In the ordinary course of business the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when funded.

The Bank has available as a source of financing a line of credit with the Federal Home Loan Bank of Atlanta ("FHLB") that is limited to 15% of assets (approximately $151,000,000 at December 31, 2006), of which approximately $96,000,000 was available and unused. The ability to utilize the remaining line is dependent on the amount of eligible collateral that is available to pledge to the FHLB. In addition, as a part of the borrowing agreement, the Bank is required to purchase FHLB stock (see Note 4).

The Bank also has available as a source of short-term financing the purchase of federal funds from other commercial banks and commercial lines of credit. At December 31, 2006, the total amount available for short-term financing was $54,306,000.

The Bank also has available as a source of short-term financing, a line with the Federal Reserve Bank of Atlanta, which is secured by commercial loans. At December 31, 2006, the total amount available for short-term financing was $10,000,000.

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

Note 1 - Summary of Significant Accounting Policies - Continued

The Company has available a $5,000,000 line of credit with the Bankers Bank. This line is secured by 51% of the Bank's common stock and is due on demand by the lender. At December 31, 2006, $5,000,000 was available for additional funding.

Segment Information

All of the Company's offices offer similar products and services, are located in the same geographic region and serve the same customer segments of the market. As a result, management considers all units as one operating segment and therefore feels that the basic consolidated financial statements and related footnotes provide details related to segment reporting.

Reclassifications

Certain amounts in 2005 and 2004 have been reclassified to conform with the 2006 presentation.

Recently Issued Accounting Standards

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on the remaining portions of EITF 03-01, The Meaning of Other-Than-Temporary Impairment and It's Application to Certain Investments, effective for the first fiscal year or interim period beginning after June 15, 2004. EITF 03-01 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (1) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment, and (2) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's cost and its fair value. Certain disclosure requirements of EITF 03-01 were adopted in 2003 and the Company began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In June 2005, the Financial Accounting Standards Board (“FASB”) decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the staff to issue proposed FASB Staff Position ("FSP") EITF 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1 as final. However, in November 2005 the FASB issued FSP 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Company applied the guidance in this FSP in 2005 and there was no material affect to the results of operations or the statements of financial condition.

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

Note 1 - Summary of Significant Accounting Policies - Continued

In March 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin ("SAB") No. 105, Application of Accounting Principles to Loan Commitments. SAB No. 105 requires that the fair value measurement of mortgage loan commitments, which are derivatives, exclude any expected future cash flows related to the customer relationship or servicing rights. The guidance in SAB No. 105 must be applied to mortgage loan commitments entered into after March 31, 2004. The impact on the Company is not material given the declines in mortgage banking volume, but could be in the future. The impact is primarily the timing of when gains should be recognized in the financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), entitled Share-Based Payment ("SFAS No. 123(R)") that requires compensation costs related to share-based payment transactions to be recognized in the financial statements. This statement eliminates the alternative to use APB Opinion No. 25's intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. Under Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). Recognition of that compensation cost helps users of financial statements to better understand the economic transactions affecting an entity and to make better resource allocation decisions. The Company adopted SFAS No. 123(R) on January 1, 2006, the effective date of this statement. The adoption of this statement did not have a material impact on the consolidated financial statements.

On December 16, 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance when the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. The adoption of this standard did not have a material impact on the financial condition or the operating results of the Company.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements--An Amendment of APB Opinion No. 28. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. It applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 eliminates the requirement in APB Opinion No. 20 to include the cumulative effect of changes in accounting principle in the income statement in the period of change. Instead, to enhance the comparability of prior period financial statements, SFAS No. 154 requires that changes in accounting principle be retrospectively applied. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. The cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments are recorded to opening retained earnings. Each period presented is adjusted to reflect the period-specific effects of applying the change. SFAS No. 154 also redefines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. Only direct effects of the change will be included in the retrospective application; all indirect effects will be recognized in the period of change. If it is impracticable to determine the cumulative effect for all prior periods, the new accounting principle should be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material impact on the financial condition or the operating results of the Company.

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

Note 1 - Summary of Significant Accounting Policies - Continued

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

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement addresses the recognition and measurement of separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge-like accounting. It also clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or servicing liability and requires that those separately recognized assets or liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits an entity to choose either the amortization method or the fair value method for subsequent measurement and also permits a servicer that uses derivative financial instruments to offset risks on servicing to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, fair value. This statement shall be effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's first fiscal year beginning after September 15, 2006, with early adoption permitted. Management believes this statement will not have a material effect on the consolidated financial statements.

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

Note 1 - Summary of Significant Accounting Policies - Continued

In June 2006, the FASB issued FIN 48, Accounting For Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. Management believes this interpretation will not have a material effect on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company on January 1, 2008. Management does not expect the adoption of this statement to have a material effect on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends SFAS No. 87 and SFAS No. 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date, the date at which the benefit obligation and plan assets are measured, is required to be the company's fiscal year end. SFAS No. 158 is effective for the Company for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The adoption of this statement did not have a material effect on the consolidated financial statements.

In September 2006, the FASB ratified the consensuses reached by the FASB's EITF relating to EITF 06-4, Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. EITF 06-4 provides that an employer should recognize a liability for future benefits in accordance with SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, or APB Opinion No. 12, Omnibus Opinion-1967. EITF 06-4 is effective for fiscal years beginning after December 15, 2006. Entities should recognize the effects of applying this issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

Note 1 - Summary of Significant Accounting Policies - Continued

components of equity or net assets in the statement of financial condition as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. Management does not believe the adoption of EITF 06-4 will have a material impact on the consolidated financial statements.

On September 13, 2006, the SEC issued SAB No. 108. SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB No. 108, Companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB No. 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB No. 108 and determined that upon adoption it will have no impact on the reported results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure any financial instruments and certain other items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Management is currently evaluating the impact that the options available from this statement could have on the consolidated financial statements.

Note 2 - Restrictions on Cash and Due from Bank Accounts

The Bank is required by regulatory authorities to maintain average reserve balances either in vault cash or on deposit with the Federal Reserve Bank. The average amount of those reserves required at December 31, 2006 and 2005, were approximately $407,000 and $12,364,000, respectively.

[The remainder of this page intentionally left blank]

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

Note 3 - Securities

The carrying amounts of securities held-to-maturity as shown in the consolidated statements of financial condition and their approximate fair values at December 31, 2006 and 2005 were as follows:

	Gross Amortized Cost	Gross Unrealized Gains	Estimated Unrealized Losses	Fair Value

Securities Held-to-Maturity

December 31, 2006:
FHLB and FHLMC agency notes	$12,530,776	$28,181	$43,207	$12,515,750
Municipal securities	16,765,363	136,498	19,021	16,882,840
Mortgage-backed securities	71,812,969	53,473	1,289,004	70,577,438

	$101,109,108	$218,152	$1,351,232	$99,976,028

December 31, 2005:
FHLB agency notes	$1,997,481	$—	$58,681	$1,938,800
Mortgage-backed securities	59,035,690	18,534	1,702,770	57,351,454

	$61,033,171	$18,534	$1,761,451	$59,290,254

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006 and 2005.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2006:
FHLB and FHLMC agency notes	$—	$—	$1,955,200	$43,207	$1,955,200	$43,207
Municipal securities	3,422,888	19,021	—	—	3,422,888	19,021
Mortgage-backed securities	6,757,074	21,428	50,736,789	1,267,576	57,493,863	1,289,004

Total	$10,179,962	$40,449	$52,691,989	$1,310,783	$62,871,951	$1,351,232

December 31, 2005:
FHLB agency notes	$—	$—	$1,938,800	$58,681	$1,938,800	$58,681
Mortgage-backed securities	9,453,814	253,172	46,543,445	1,449,598	55,997,259	1,702,770

Total	$9,453,814	$253,172	$48,482,245	$1,508,279	$57,936,059	$1,761,451

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

Note 3 - Securities - Continued

FHLB and FHLMC Agency Notes - The unrealized losses on the Company's investments in FHLB and FHLMC agency notes were caused by interest rate increases, The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006 and 2005.

Municipal Securities - The unrealized losses on the Company's investment in municipal securities were caused by interest rate increases. The contractual cash flows of these investments are guaranteed by various state and local government agencies. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006 and 2005.

Mortgage-Backed Securities - The unrealized losses on the Company's investment in mortgage-backed securities were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent, to hold these investments until maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006 and 2005.

The contractual maturities of securities held-to-maturity at December 31, 2006, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

Due in one year or less	$—	$—
Due after one year through five years	2,035,295	1,992,158
Due after five years through ten years	9,320,559	9,290,916
Due after ten years	89,753,254	88,692,954

	$101,109,108	$99,976,028

Mortgage-backed securities have been included in the maturity table based upon the guaranteed payoff date of each security.

There were no gross realized gains and losses from the sale of securities for the years ended December 31 2006, 2005 and 2004.

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

Note 3 - Securities - Continued

Dispositions through calls, maturities and pay-downs resulted in no net gain or loss during 2006, 2005 and 2004.

Investment securities pledged to secure public funds on deposit, FHLB advances and for other purposes as required by law amounted to approximately $43,053,000 and $59,812,000 at December 31, 2006 and 2005, respectively.

Note 4 - Other Investments

The carrying amounts of other investments as shown in the consolidated statements of financial condition at December 31, 2006 and 2005 were as follows:

Other Investments - Securities

	2006	2005

Federal Home Loan Bank stock	$4,287,300	$4,020,100
Independent Bankers Bank of Florida stock	308,058	308,058
Investment in FCBI Capital Trust I	310,000	310,000
Investment in FCBI Capital Trust II	619,000	—
Community Financial Services, Inc. stock	71,107	71,107

	$5,595,465	$4,709,265

Other Investments - Partnerships

	2006	2005

Investment in Capital Security Investors, LLC	$400,000	$500,000
Investment in AMD-FCB, LLP	863,875	—

	$1,263,875	$500,000

Other Investments - Securities - The aggregate carrying value of the Company's cost-method investments totaled $5,595,465 at December 31, 2006 and $4,709,265 at December 31, 2005. These investments were not evaluated for impairment because (a) the Company did not estimate the fair value of those investments in accordance with paragraphs 14 and 15 of SFAS No. 107 and (b) the Company did not identify any events or changes in circumstances that may have had a significant adverse effect on the fair value of those investments. The Company estimated that the fair value exceeded the cost of investments (that is, the investments were not impaired). Included in this amount are restricted investments in the Federal Home Loan Bank of Atlanta, Community Financial Services, Inc., and the Independent Bankers Bank of Florida. The investments in FCBI Capital Trust I and Capital Trust II represent the Company's capitalization of newly-formed special purpose trusts created to issue preferred securities. These investments represent 100 percent of the common stock issued by the trusts, however, in accordance with the provisions of FIN 46(R), these subsidiaries have not been consolidated into these consolidated financial statements since the Company is not considered the primary beneficiary (see Note 10).

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

Note 4 - Other Investments - Continued

Other Investments - Partnerships - The investment in Capital Security Investments, LLC, represents a 20% investment in a limited liability company with four other financial institutions for the purpose of buying trust preferred securities. The equity method is used to account for this partnership interest. The $863,875 investment in AMD-FCB, LLP, represents capital contributions made to-date, for a 50% partnership interest with Ave Maria Development, LLP to purchase land and construct an office building in the town of Ave Maria. The Bank has committed to lease a total of 16,809 square feet, or approximately one-half of the building that will include a branch, executive and administrative offices (see Note 20). The Company is planning on moving their corporate headquarters to the Ave Maria building. Although the Company owns a 50% interest in the partnership, management has determined that the Company is not the primary beneficiary under the rules of FIN 46(R) and therefore the equity method will be applied to this investment, with the original investment recorded at cost and adjusted periodically to recognize the Company’s share of earnings or losses. Intercompany profits and losses will be eliminated by reducing the investment balance and income from the Company’s share of the unrealized intercompany profits and losses. The Company has also guaranteed 50% of the construction loan to fund completion of the project (see Note 17).

Note 5 - Loans

The Company grants loans to customers primarily in Charlotte, Collier, Glades, Hendry and Lee Counties of Southwest Florida.

The major classifications of loans as of December 31, 2006 and 2005 are as follows:

	2006	2005

Commercial, financial, and agricultural	$41,574,878	$37,308,721
Real estate - construction	478,084,665	467,853,910
Real estate - mortgage	344,310,383	280,229,840
Consumer	6,275,352	7,501,870
Other	2,007,518	2,356,236
Total	872,252,796	795,250,577
Unearned income	(2,790,323)	(3,941,722)
Allowance for loan losses	(13,590,000)	(11,522,910)

Net loans	$855,872,473	$779,785,945

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

Note 5 - Loans - Continued

In addition to the major categories listed above, at December 31, 2006, the Company had a significant concentration in unimproved commercial land loans totaling approximately $255 million, of which $17.6 million is currently on nonaccrual.

Deposit overdrafts reclassified as loans and included in the other loan category amounted to $672,028 and $745,439, at December 31, 2006 and 2005, respectively.

Information about impaired loans as of and for the years ended December 31 is as follows:

	2006	2005

Impaired loans with a specific valuation allowance	$4,453,562	$—
Impaired loans without a specific valuation allowance	32,991,205	827,553

Total impaired loans	$37,444,767	$827,553

Average monthly balance of impaired loans (based on month-end balances)	$7,597,033	$1,061,913
Related allowance for credit losses	1,488,000	130,628
Interest income recognized on impaired loans	14,693	3,412

At December 31, 2006 and 2005, the Company had loans past due 90 days or more and still accruing interest of approximately $13,142,000 and $106,000, respectively.

Total nonaccrual loans at December 31, 2006 and 2005 consisted of approximately $37,445,000 and $194,000, respectively. For the years ended December 31, 2006 and 2005, the difference between gross interest income that would have been recorded in such period if the nonaccruing loans had been current in accordance with their original terms and the amount of interest income on those loans that was included in such period's net income was approximately $2,491,750 and $14,000, respectively.

The Company has no commitments to lend additional funds to the borrowers of nonaccrual loans.

Net unamortized deferred loan fees and origination costs included in unearned income amounted to $2,790,323 and $3,941,722 as of December 31, 2006 and 2005.

Commercial and residential real estate loans pledged to secure FHLB advances and letters of credit amounted to approximately $33,300,000 and $40,340,000 at December 31, 2006 and 2005, respectively (see Note 10). Commercial real estate loans pledged to secure the Federal Reserve Bank line of credit amounted to approximately $13,780,000 and $4,170,000 at December 31, 2006 and 2005, respectively.

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

Note 6 - Allowance for Loan Losses

Changes in the allowance for loan losses for the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004

Balance at beginning of year	$11,522,910	$9,791,269	$8,066,817

Charge-offs	(264,326)	(180,471)	(455,318)
Recoveries	35,146	150,112	209,002
Net (charge-offs) recoveries	(229,180)	(30,359)	(246,316)
Provision for loan losses	2,296,270	1,762,000	1,970,768

Balance at end of year	$13,590,000	$11,522,910	$9,791,269

Note 7 - Premises and Equipment

Premises and equipment as of December 31, 2006 and 2005 is as follows:

	2006	2005

Land	$3,128,438	$3,128,438
Land improvements	625,618	567,594
Building	10,842,765	10,788,536
Furniture and equipment	4,864,211	4,642,568
Automobiles	425,929	368,519
Construction in progress	1,468,560	573,115
	21,355,521	20,068,770
Accumulated depreciation	(6,900,428)	(6,292,537)

Premises and equipment, net	$14,455,093	$13,776,233

The provision for depreciation charged to occupancy and equipment expense for the years ended December 31, 2006, 2005 and 2004 was $919,381, $835,001 and $711,547, respectively.

Note 8 - Deposits

The aggregate amounts of time deposits of $100,000 or more, including certificates of deposit of $100,000 or more at December 31, 2006 and 2005 were $403,097,572 and $341,816,538, respectively. Time deposits of less than $100,000 totaled $63,246,291 and $61,065,664 at December 31, 2006 and 2005, respectively.

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

Note 8 - Deposits - Continued

The maturities of time certificates of deposit and other time deposits issued by the Bank at December 31, 2006, are as follows:

Year Ending December 31,
2007	$342,167,941
2008	112,771,819
2009	6,192,264
2010	3,038,194
2011	2,173,645

$466,343,863

Note 9 - Short-term Borrowings

Short-term borrowings at December 31, 2006 and 2005 consist of the following:

	2006	2005

Federal funds purchased	$694,000	$24,988,000
Balance due on investment in limited liability investment company	—	100,000

	$694,000	$25,088,000

Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2006	2005

Average balance during the year	$—	$2,794,421
Average interest rate during the year	—	2.54%
Maximum month-end balance during the year	$—	$10,106,000
U.S. Agency, municipal and mortgage-backed securities underlying the agreements at year end:

Carrying value	$—	$—
Estimated fair value	—	—

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

Note 10 - Long-term Debt

At December 31, 2006 and 2005, the Company had long-term debt totaling $85,929,000 and $70,333,939, respectively.

Long-term debt consists of the following at December 31:

	2006	2005

Long-term FHLB advances, with varying maturities from May 2007 through December 2014, the interest rates have a variable base or are at a fixed rate between 3.77% to 6.18%, secured by real estate mortgage loans and pledged securities	$55,000,000	$60,000,000

Long-term subordinated debentures; interest rate prime plus 0.5%, the debenture has a 30-year life with a call option of 5 years, subject to regulatory approval	10,310,000	10,310,000

Long-term subordinated debentures; interest rate three month LIBOR plus 1.55%, the debenture has a 30-year life with a call option of 5 years, subject to regulatory approval	20,619,000	—

Notes payable to Ford Motor Credit, with an interest rate of 0.90%, interest and principal paid monthly over a 3-year period, secured by a vehicle	—	23,939

	$85,929,000	$70,333,939

In June 2002, the Company formed a wholly-owned Delaware statutory business trust, FCBI Capital Trust I, which issued $10,000,000 of guaranteed preferred securities representing undivided beneficial interests in the assets of the trust ("Trust Preferred Securities"). In May 2006, the Company formed another wholly-owned Delaware statutory business trust, FCBI Capital Trust II, which issued $20,000,000 of guaranteed preferred securities. The common securities of the both trusts are owned by the Company. The proceeds from the issuance of the Trust Preferred Securities ($30,000,000) and common securities ($929,000) were used by the trust to purchase $30,929,000 of junior subordinated deferrable interest debentures of the Company. The debentures, which bear interest at Prime rate plus 0.5% and three month LIBOR plus 1.55% respectively, represent the sole asset of the trusts. The Company has fully and unconditionally guaranteed all obligations of the Trusts on a subordinated basis with respect to the Trust Preferred Securities. In accordance with the provisions of FIN 46(R), the Company accounts for the Trust Preferred Securities as a long-term debt liability to the Trust in the amount of $30,929,000. Subject to certain limitations, the Trust Preferred Securities qualify as Tier 1 capital.

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

Note 10 - Long-term Debt - Continued

The Company has entered into an agreement, which fully and unconditionally guarantees payment of accrued and unpaid distributions required to be paid on the Trust Preferred Securities, with respect to any Trust Preferred Securities called for redemption.

The Trust Preferred Securities mature in September 2032 and July 2036, and may be called by the Company at any time after June 2007 and July 2011 respectively.

Maturities of long-term debt following December 31, 2006, are as follows:

Year Ending December 31,
2007	$10,000,000
2008	5,000,000
2009	—
2010	5,000,000
2011	5,000,000
Thereafter	60,929,000

$85,929,000

Note 11 - Shareholders' Equity

At December 31, 2006 and 2005, shareholders' equity of the Company consisted of the following:

Common stock: 10,000,000 shares authorized with a par value of $0.01 per share. Voting rights equal to one vote per share.

Paid-in capital: Represents the funds received in excess of par value upon the issuance of stock, net of issuance costs, the effect of issuance of stock options and the related effects of the stock dividends and stock splits.

Retained earnings: Represents the accumulated net earnings of the Company as reduced by dividends paid to shareholders and the effect of stock dividends issued in previous periods.

Stock splits: In December 2004, the Company issued a 1.2 for 1.0 common stock split resulting in an increase in the number of outstanding shares by 749,528. In October 2005, the Company issued a 1.2 for 1.0 common stock split resulting in an increase in the number of outstanding shares by 903,864. In October 2006, the Company issued a 1.2 for 1.0 common stock split resulting in an increase in the number of outstanding shares by 1,098,246. All per share amounts included in these consolidated financial statements have been adjusted to give retroactive effect to the stock splits.

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

Note 12 - Regulatory Capital Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators, which if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its subsidiary bank must meet specific capital guidelines involving quantitative measures of the Company's and its subsidiary bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification under the prompt corrective guidelines are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), and Tier 1 capital to adjusted total assets (Tier 1 "leverage")(as defined). Management believes, as of December 31, 2006, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notification from the applicable regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum Total capital, Tier 1 capital, and Tier 1 leverage ratios as disclosed in the following table. There are no changes in conditions or events since the most recent notification that management believes have changed the Bank's prompt corrective action category.

The State of Florida Office of Financial Regulation issued a proposed Cease and Desist order during 2006 based on their regulatory exam that commenced on April 17, 2006. The Bank does not agree with this proposed action and is vehemently contesting the proposed action.

[The remainder of this page intentionally left blank]

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

Note 12 - Regulatory Capital Matters - Continued

The Company's and the Bank's actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of December 31, 2006:

Total Capital Consolidated	$132,834	13.55%	$78,401	8.00%	N/A	N/A
Florida CommunityBank	122,278	12.57	77,825	8.00	$97,282	10.00%
Tier 1 Capital Consolidated	120,567	12.30	39,201	4.00	N/A	N/A
Florida Community Bank	110,290	11.34	38,913	4.00	58,369	6.00
Tier 1 Leverage Consolidated	120,567	11.78	40,925	4.00	N/A	N/A
Florida Community Bank	110,290	10.90	40,456	4.00	50,570	5.00

As of December 31, 2005:

Total Capital Consolidated	$91,035	10.39%	$70,094	8.00%	N/A	N/A
Florida Community Bank	90,415	10.33	70,028	8.00	$87,535	10.00%
Tier 1 Capital Consolidated	80,076	9.14	35,047	4.00	N/A	N/A
Florida Community Bank	79,466	9.08	35,014	4.00	52,521	6.00
Tier 1 Leverage Consolidated	80,076	8.96	35,750	4.00	N/A	N/A
Florida Community Bank	79,466	8.90	35,700	4.00	44,625	5.00

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

Note 13 - Stock Option Plans

The Company has adopted the 2002 Key Employee Stock Compensation Program ("Employee Program"). The Employee Program provides for the granting of stock options generally with an exercise price equal to the fair market value of the Company's stock at the date of grant. The stock options generally vest over four years of continuous service and have a ten year contractual term. Certain options provide for accelerated vesting if there is a change of control (as defined in the plan). The following table reflects the number of shares to be issued upon the exercise of options granted under the Employee Program, the weighted-average exercise price of all such options, and the total number of shares of common stock reserved for the issuance upon the exercise of authorized, but not-yet-granted options, as of December 31, 2006.

Plan Category	Number of Shares to be Issued Upon the Exercise of Outstanding Options	Weighted-average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plan

Equity Compensation Plans Approved by Shareholders	193,769	$12.23	73,738
Equity Compensation Plans Not Approved by Shareholders	—	0.00	—
Total	193,769	$12.23	73,738

Options to purchase Florida Community Banks, Inc. stock have been granted to directors, officers and employees under the Employee Program. Under the Employee Program, options may be granted to purchase up to a maximum of 323,825 common shares, as adjusted for all subsequent stock dividends and splits.

The stock options expire 10 years after the date of grant and are issued at an option price no less than the market price of the Company's stock on the date of grant. Options granted are generally exercisable at 40% after one year and in annual 20% increments thereafter.

The following table summarizes the Company's stock option activity since December 31, 2005:

	Options	Weighted Average Exercise Price

Outstanding as of December 31, 2005	193,769	$12.23
Granted	—	0.00
Exercised	—	0.00
Cancelled	—	0.00

Outstanding as of December 31, 2006	193,769	12.23

Fully vested and exercisable as of December 31, 2006	151,542	10.77

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

Note 13 - Stock Option Plans - Continued

The following tables provide additional information about the Company's stock options:

	2006	2005	2004

Weighted average grant date fair value of options granted	$—	$5.93	$2.58
Total intrinsic value of options exercised	—	468,789	—
Total fair value of options vested	844,484	1,810,676	671,332

	As of December 31, 2006
	Total Options Outstanding	Options Fully Vested and Expected to Vest	Options Fully Vested and Exercisable

Number	193,769	193,769	151,542
Weighted average exercise price	$12.23	$12.23	$10.77
Aggregate intrinsic value (in thousands)	4,073	4,073	3,407
Weighted average remaining contractual life (in years)	6.42	6.42	4.76

Total compensation cost for stock based compensation recognized under the fair value method for the years ended December 31, 2006, 2005 and 2004 was $92,035, $56,738 and $19,577, respectively, with related tax benefits of $18,609, $10,717 and $3,893, respectively.

As of December 31, 2006, there was $58,830 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. This cost is expected to be recognized over a weighted-average period of approximately 2.0 years. Intrinsic value represents the difference between the closing stock price of the Company's common stock and the exercise price of the underlying stock options. Aggregate intrinsic value in a previous table represents the value that would have been received by option holders if they had exercised all stock options at December 31, 2006. The total intrinsic value of options exercised during the year ended December 31, 2006, was $-0-.

[The remainder of this page intentionally left blank]

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

Note 14 - Other Operating Expenses

The major components of other operating expenses included in noninterest expenses at December 31, 2006, 2005 and 2004 are as follows (in thousands):

	2006	2005	2004

Professional fees	$461	$405	$249
Promotions and public relations	381	288	265
Examination and assessment	252	202	176
Telephone	251	264	188
Supplies	181	224	171
Courier	180	176	127
ATM expense	178	188	147
Software maintenance	149	141	138
Bank charges	142	117	91
Postage	132	117	123
Dues and subscriptions	83	57	48
Employee educational expenses	75	66	70
Director's board and committee fees	70	70	67
Other	632	435	453

	$3,167	$2,750	$2,313

Note 15 - Income Taxes

Federal and state income taxes receivable (payable) as of December 31, 2006 and 2005 included in other assets and liabilities, respectively, were as follows:

	2006	2005
Current
Federal	$338,120	$(549,841)
State	71,136	(76,289)

The components of the deferred income tax asset included in other assets as of December 31, 2006 and 2005 are as follows:

	2006	2005

Deferred tax asset:
Federal	$5,801,460	$5,266,822
State	967,081	877,804
Total deferred income tax asset	6,768,541	6,144,626

Deferred tax liability:
Federal	(294,063)	(269,487)
State	(49,011)	(44,914)
Total deferred income tax liability	(343,074)	(314,401)

Net deferred tax asset	$6,425,467	$5,830,225

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

Note 15 - Income Taxes - Continued

The tax effects of each type of income and expense item that gave rise to deferred taxes are:

	2006	2005

Allowance for loan losses	$5,197,500	$4,300,107
Deferred loan fees	1,074,275	1,517,455
Write-down of other real estate owned	249,741	204,050
Accrued sick time	118,875	—
Directors benefit plan	94,955	108,428
Issuance of stock options	33,195	14,586
Depreciation	(343,074)	(314,401)

Net deferred tax asset	$6,425,467	$5,830,225

The Company did not establish a valuation allowance related to the net deferred tax asset due to taxes paid within the carryback period being sufficient to offset future deductions resulting from the reversal of these temporary differences.

The components of income tax expense for the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004
Current
Federal	$13,044,737	$11,071,080	$7,615,497
State	2,164,855	1,845,519	1,232,895

Deferred
Federal	(510,062)	(1,296,782)	(989,535)
State	(85,181)	(216,090)	(164,960)

	$14,614,349	$11,403,727	$7,693,897

There were no material tax effects of securities transactions for the years ended December 31, 2006, 2005 and 2004.

The principal reasons for the difference in the effective tax rate and the federal statutory rate are as follows for the years ended December 31, 2006, 2005 and 2004.

	2006		2005		2004

Federal income tax at statutory rates	$13,216,146	35.0%	$10,367,615	35.0%	$6,977,540	35.0%
Add (deduct)
State income tax, net of federal tax benefit	1,351,788	3.6	1,059,129	3.6	694,158	3.5
Other	46,415	0.1	(23,017)	(0.1)	22,199	0.1

Totals	$14,614,349	38.7%	$11,403,727	38.5%	$7,693,897	38.6%

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

Note 16 - Benefit Plans

During the years ended December 31, 2006, 2005 and 2004, the Company had two qualified employee benefit plans: 1) a Profit Sharing Plan and 2) an ESOP. The plans cover substantially all employees, subject to similar eligibility requirements. The Company’s annual contribution to the Profit Sharing Plan is discretionary as determined by the board of directors. For the years ended December 31, 2006, 2005 and 2004, the Company’s contributions charged to operations for the Profit Sharing Plan amounted to $526,813, $511,518, and $506,733, respectively. The Company’s annual contribution to the ESOP is discretionary as determined by the board of directors. The Company’s contribution to the ESOP for 2006, 2005 and 2004 was $533,895, $442,101 and $575,626, respectively.

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

The Salary Plan provides for the payment of a retirement benefit of $30,000 per year for a period of ten years. Payment of these benefits commenced on January 1, 1995, and continued through December 31, 2004, according to the terms of the Plan.

The Company has determined that the following disclosures are relevant to the Benefit Plan and the Salary Plan, however, the plans are non-qualified and unfunded and have been recorded as a liability of the Company at the present value of the future benefit obligation. Payments to retired directors and officers are funded through operations.

Net pension cost for the Director's Benefit Plan and the Salary Continuation Plan for 2006, 2005 and 2004 included the following components:

	2006	2005	2004

Service cost (benefit)	$(315)	$(315)	$29,369
Interest cost	23,488	26,489	29,233

Net periodic pension cost	$23,173	$26,174	$58,602

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

Note 16 - Benefit Plans - Continued

The following table sets forth the accumulated benefit obligation of the Director's Benefit Plan and the Salary Continuation Plan recognized in the Company's statements of financial condition at December 31, 2006 and 2005.

	2006	2005

Present value of benefit obligation:
Vested	$246,635	$281,629
Non-vested	—	—

Accumulated benefit obligation/pension liability	$246,635	$281,629

The weighted average discount rate used in determining present value of the projected benefit obligation for the Director's Benefit Plan and Salary Continuation Plan was nine percent.

The aggregate benefit cost expected-to-be accrued for the year ending December 31, 2007, is $-0-.

The measurement date for the plans is December 31 of each year. There are no plan assets on which to compute long-term rates of return.

Expected benefit payments for the Benefit Plan and the Salary Plan following December 31, 2006, are as follows:

Year Ending December 31,
2007	$58,482
2008	58,482
2009	58,482
2010	39,351
2011	21,750
2012 - 2016	90,625

Total expected benefit payments	$327,172

Note 17 - Commitments and Contingencies

In the normal course of business, the Company offers a variety of financial products to its customers to aid them in meeting their requirements for liquidity, credit enhancement and interest rate protection. Generally accepted accounting principles recognize these transactions as contingent liabilities and, accordingly, they are not reflected in the accompanying consolidated financial statements.

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

Note 17 - Commitments and Contingencies - Continued

Loan commitments are made to accommodate the financial needs of the Company's customers. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Historically, most loan commitments and standby letters of credit expire unused. The Company's exposure to credit loss in the event of nonperformance by the counter-party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. The estimated value of the collateral held to secure standby letters of credit at December 31, 2006, was approximately $20,606,000. The Company records a liability for the estimated fair value of standby letters of credit based on the fees charged for these arrangements. At December 31, 2006 and 2005 these recorded liabilities amounted to $25,822 and $41,933, respectively.

The approximate total amounts of loan commitments and standby letters of credit are summarized as follows at December 31:

	Contract or Notional Amount
	2006	2005

Loan commitments	$203,088,000	$208,082,000
Standby letters of credit	2,427,000	2,771,000

Total unfunded commitments	$205,515,000	$210,853,000

The Company, as part of its retail mortgage loan production activities, routinely enters into short-term commitments to originate fixed rate loans. Most of the loans will be sold to third party correspondent banks upon closing. For those loans, the Company enters into individual forward sales commitments at the same time the commitment to originate is finalized. While the forward sales commitments function as an economic hedge and effectively eliminate the Company's financial risk of rate changes during the rate lock period, both the commitment to originate mortgage loans that will be sold and the commitment to sell the mortgage loans are derivatives, the fair values of which are essentially equal and offsetting. The fair values are calculated based on changes in market interest rates after the commitment date. The notional amounts of these mortgage loan origination commitments and the related forward sales commitments were immaterial at December 31, 2006 and 2005. The unrealized gains/losses of the origination and sales commitments were not material at December 31, 2006 and 2005.

The Company invested in a Partnership, AMD-FCB, LLP, formed to build and lease an office building in which the Bank will lease space starting in 2007. In early 2007, the Partnership entered into a construction agreement with a third party bank. The Company and the other 50% partner have each guaranteed 50% of a construction loan totaling approximately $6,600,000. In addition, the Bank has entered into a 15 year lease agreement with AMD-FCB, LLP to lease 16,809 square feet of the building, approximately one-half. The annual lease payments are projected to be approximately $445,000, with annual increases based on the Consumer Price Index (“CPI”) (see Note 20).

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

Note 17 - Commitments and Contingencies - Continued

The Company also entered into a lease agreement with North Port Gateway, LLC to lease office space for a branch in North Port, Florida, to be opened in late 2007. Annual lease payments are projected to be approximately $190,000, with annual increases based on the CPI.

Note 18 - Concentrations of Credit

Most of the Company's loans, commitments, and commercial and standby letters of credit have been granted to customers in the Company's market area. Many such customers are depositors of the Company. The concentrations of credit by type of loan are set forth in Note 5. The distribution of commitments to extend credit related primarily to unused real estate draw lines. Commercial and standby letters of credit were granted primarily to commercial borrowers.

The Company maintains its cash accounts at various commercial banks in the United States. The balances in commercial banks are insured by the FDIC up to $100,000. Total uninsured balances held at commercial banks amounted to $2,201,923 and $10,887,886 at December 31, 2006 and 2005, respectively.

Note 19 - Restrictions on Subsidiary Dividends, Advances and Loans

The Bank is subject to the dividend restrictions set forth by the State Banking Department (Florida). Under such restrictions, the Bank may not, without the prior approval of the State Banking Department, declare dividends in excess of the sum of the current year's earnings plus the retained earnings from the prior two years. For the year ending December 31, 2007, the Bank can declare dividends, without prior regulatory approval, of approximately $39,455,000 plus an additional amount equal to its net profits for 2007.

Note 20 - Leases

The Company leased facilities under non-cancelable operating leases during 2006, 2005 and 2004. The leases provide for renewal options and generally require the Company to pay maintenance, insurance and property taxes. For the years ended December 31, 2006, 2005 and 2004, rental expense for such leases was $187,181, $184,045 and $177,520, respectively. The Company leases land and premises for one of its locations from a director of the Company (see Note 22).

The Bank has also entered into two long-term operating leases for branch and office space in Ave Maria and North Port. The future minimum lease payments under these leases are projected to be approximately $445,000 annually or $6,675,000 over the course of the fifteen year lease term for Ava Maria and $190,000 annually or $1,951,500 over the course of the ten year lease term for North Port; both leases are subject to annual rate increases based on the CPI. Both leases may be extended by two five year extension periods. Commencement of the Ava Maria lease is projected to be in the late summer of 2007 and for North Port towards the end of 2007. These leases have been included in the future minimum lease payments below.

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

Note 20 - Leases - Continued

Future minimum lease payments under non-cancelable operating leases at December 31, 2006, including the Ave Maria and North Port leases, are as follows:

Year Ending December 31,
2007	$352,925
2008	817,379
2009	818,089
2010	822,413
2011	826,845
Thereafter	7,658,247

Total minimum lease payments	$11,295,898

Note 21 - Litigation

While the Company is party to various legal proceedings arising from the ordinary course of business, management believes after consultation with legal counsel that there are no proceedings threatened or pending against the Company that will, individually or in the aggregate, have a material adverse effect on the business or financial condition of the Company.

Note 22 - Related Party Transactions

Loans: Certain directors, executive officers and principal shareholders, including their immediate families and associates were loan customers of the Company during 2006 and 2005. Such loans are made in the ordinary course of business at normal credit terms, including interest rates and collateral, and do not represent more than a normal risk of collection. A summary of activity and amounts outstanding are as follows:

	2006	2005

Balance at Beginning of Year	$3,567,133	$8,102,867
New loans	2,595,888	1,913,252
Repayments	(1,304,667)	(6,448,986)
Change in related parties	(555,716)	—

Balance at End of Year	$4,302,638	$3,567,133

Deposits: Deposits held from related parties were $10,029,740 and $15,200,405 at December 31, 2006 and 2005, respectively.

Other: The Company leases the land and premises of the Cypress Lake branch from a director. The lease was initiated in 2001 for a term of 15 years at an arms length fair rental. Noncancelable lease payments for the years ending December 31, 2007 through 2011 are $164,624, $168,740, $172,958, $177,282 and $181,714, respectively. The agreement provides for annual increases of 2.5 percent.

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

Note 22 - Related Party Transactions - Continued

The Company, through the normal course of business, sells loan participations to certain directors and parties related to directors. The transactions are at arms length and do not have terms that are significantly different from other participations sold by the Company. The balance of participations sold to these parties at December 31, 2006 and 2005 was $6,177,314 and $4,701,415.

The Company invested as a 50% partner in a partnership, AMD-FCB, LLP, that will be constructing and leasing branch and office space to the Bank in 2007, for a term of 15 years at an arms length fair rental. The lease payments are projected to be $445,000 per year, subject to annual increases based on the CPI (see Notes 4 and 17).

Note 23 - Fair Value of Financial Instruments

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

Other Investments: For other investments, fair value is estimated to be approximately the carrying amount.

Loans Held-for-Sale: For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Loans: For certain homogeneous categories of loans, such as some residential mortgage, credit card receivables and other consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Accrued Interest Receivable: The carrying amount of accrued interest receivable approximates its fair value.

Deposits: The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Short-Term Borrowings: The carrying amounts of short-term borrowings approximate their fair values.

Accrued Interest Payable: The carrying amount of accrued interest payable approximates its fair value.

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

Note 23 - Fair Value of Financial Instruments - Continued

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

The estimated fair values of the Company's financial instruments as of December 31, 2006 and 2005 are as follows:

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)		(in thousands)
Financial Assets
Cash and short-term investments	$20,612	$20,612	$32,368	$32,368
Securities	101,109	99,976	61,033	59,290
Other investments - securities	5,595	5,595	4,709	4,709
Other investments - partnerships	1,264	1,264	500	500
Loans held-for-sale	146	146	300	300
Loans	869,462	878,157	791,309	794,798
Accrued interest receivable	6,640	6,640	4,941	4,941

Financial Liabilities
Deposits	$835,462	$803,327	$737,256	$737,840
Short-term borrowings	694	694	25,088	25,088
Accrued interest payable	2,768	2,768	2,399	2,399
Long-term debt	85,929	85,929	70,334	70,334

Financial Instruments
Commitments to extend credit	$203,088	$2,031	$208,082	$2,081
Standby letters of credit	2,427	26	2,771	42

[The remainder of this page intentionally left blank.]

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

Note 24 - Condensed Parent Company Information

Statements of Financial Condition

	2006	2005
Assets

Cash and due from banks	$3,591,579	$375,320
Other investments - securities	929,000	310,000
Other investments - partnerships	1,263,875	500,000

Loans	6,000,000	—
Allowance for loan losses	(90,000)	—
Net Loans	5,910,000	—

Investment in subsidiaries (equity method) - eliminated upon consolidation	110,289,571	79,466,176
Other assets	104,577	107,420

Total Assets	$122,088,602	$80,758,916

Liabilities and Shareholders' Equity

Liabilities

Subordinated debentures	$30,929,000	$10,310,000
Other liabilities	592,288	373,134
Total Liabilities	31,521,288	10,683,134

Total Shareholders' Equity	90,567,314	70,075,782

Total Liabilities and Shareholders' Equity	$122,088,602	$80,758,916

[The remainder of this page intentionally left blank.]

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

Note 24 - Condensed Parent Company Information - Continued

Statements of Income

	2006	2005
Income
Dividends from subsidiaries - eliminated upon consolidation	$1,796,156	$1,535,743
Interest on loans	646,815	—
Investment interest and other operating income	127,022	69,886
Total Income	2,569,993	1,605,629

Expenses
Interest	1,791,936	712,618
Salaries and employee benefits	62,105	91,954
Provision for loan losses	90,000	—
Other operating expenses	264,794	156,192
Total Expenses	2,208,835	960,764

Income before income taxes and equity in undistributed earnings of subsidiary	361,158	644,865
Income tax benefit	553,551	349,319

Income before equity in undistributed earnings of subsidiary	914,709	994,184
Equity in undistributed earnings of subsidiary	22,231,360	17,223,847

Net Income	$23,146,069	$18,218,031

[The remainder of this page intentionally left blank.]

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

Note 24 - Condensed Parent Company Information - Continued

Statements of Cash Flows

	2006	2005
Operating Activities
Net income	$23,146,069	$18,218,031
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	90,000	—
Increase in accrued interest receivable	(1,510)	—
Increase in accrued interest payable	329,143	—
Equity in undistributed income of subsidiary	(22,231,360)	(17,223,847)
Other	(5,636)	50,591
Net Cash Provided By Operating Activities	1,326,706	1,044,775

Investing Activities
Investment in subsidiary bank	(8,500,000)	—
Investment in FCBI Capital Trust II	(619,000)	—
Net increase in loans	(6,000,000)	—
Investment in partnership	(863,875)	—
Net Cash Used In Investing Activities	(15,982,875)	—

Financing Activities
Issuance of subordinated debentures	20,619,000	—
Sale of common stock	—	1,162,233
Costs associated with the issuance of options	—	56,783
Cash dividends	(2,746,572)	(2,288,964)
Net Cash Provided By (Used In) Financing Activities	17,872,428	(1,069,948)

Net (Decrease) Increase In Cash and Cash Equivalents	3,216,259	(25,173)

Cash and Cash Equivalents at Beginning of Year	375,320	400,493

Cash and Cash Equivalents at End of Year	$3,591,579	$375,320

Cash Paid During the Year For:
Interest	$1,462,793	$712,618
Taxes	16,244,978	12,644,132

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

Note 25 - Quarterly Results of Operations (Unaudited)

Selected quarterly results of operations for the four quarters ended December 31 are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In Thousands)
2006:
Total interest income	$18,899	$21,919	$22,882	$21,874	$85,574
Total interest expense	6,973	8,516	9,224	9,652	34,365
Provision for loan losses	980	2,410	1,225	(2,319)	2,296
Net interest income after provision for loan losses	10,946	10,993	12,433	14,541	48,913
Other noninterest income	959	1,139	962	856	3,916
Other noninterest expense	3,462	3,741	3,762	4,104	15,069
Income tax expense	3,249	3,231	3,699	4,435	14,614
Net income	5,194	5,160	5,934	6,858	23,146
Per common share
Basic earnings	0.79	0.78	0.90	1.05	3.52
Diluted earnings	0.78	0.77	0.89	1.04	3.48

2005:
Total interest income	$11,734	$13,667	$15,113	$17,344	$57,858
Total interest expense	3,172	3,821	4,577	5,815	17,385
Provision for loan losses	—	—	32	1,730	1,762
Net interest income after provision for loan losses	8,562	9,846	10,504	9,799	38,711
Other noninterest income	901	1,023	847	1,073	3,844
Other noninterest expense	2,885	3,162	3,354	3,532	12,933
Income tax expense	2,535	2,970	3,080	2,819	11,404
Net income	4,043	4,737	4,917	4,521	18,218
Per common share
Basic earnings	0.61	0.72	0.75	0.69	2.77
Diluted earnings	0.61	0.72	0.73	0.69	2.75

2004:
Total interest income	$9,058	$9,596	$10,141	$10,789	$39,584
Total interest expense	2,172	2,245	2,283	2,500	9,200
Provision for loan losses	300	200	750	721	1,971
Net interest income after provision for loan losses	6,586	7,151	7,108	7,568	28,413
Other noninterest income	727	1,118	659	1,270	3,774
Other noninterest expense	2,848	3,028	2,962	3,413	12,251
Income tax expense	1,680	1,975	1,805	2,234	7,694
Net income	2,785	3,266	3,000	3,191	12,242
Per common share
Basic earnings	0.43	0.51	0.46	0.48	1.88
Diluted earnings	0.42	0.50	0.46	0.48	1.86

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management of the Company, with the participation and under the supervision of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this annual report. Based on this evaluation the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this annual report to provide reasonable assurance that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls are met, and no evaluation of controls can provide absolute assurance that all controls and instances of fraud, if any, within a company have been detected.

Management Report On Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

s	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

s
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

s
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria. Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, has been audited by Schauer Taylor, P.C., an independent registered public accounting firm, as stated in their report which is incorporated herein by reference.

Changes In Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

The Company did not fail to file any Form 8-K to disclose any information required to be disclosed therein during the fourth quarter of 2006.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information appearing under the headings "ELECTION OF DIRECTORS," "BOARD OF DIRECTORS" and "COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934" on pages 3 to 8 and 16 in the Proxy Statement (the "2007 Proxy Statement") relating to the annual meeting of shareholders of the Company, scheduled to be held on April 19, 2007, is incorporated herein by reference. On March 3, 2003, the Company adopted a Code of Ethic applicable to its Chief Financial Officer and its Chief Executive Officer.

ITEM 11.	EXECUTIVE COMPENSATION

The information appearing under the headings "EXECUTIVE COMPENSATION" and "EMPLOYEE BENEFITS" on pages 8 to 14 of the 2007 Proxy Statement is incorporated herein by reference.
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information appearing under the heading "ELECTION OF DIRECTORS" on pages 3 to 5 of the 2007 Proxy Statement and from Item 5 above is incorporated herein by reference.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information appearing under the heading "TRANSACTIONS WITH RELATED PERSONS, PROMOTORS AND CERTAIN CONTROL PERSONS" on pages 14 to 15 of the 2007 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees The aggregate fees billed for professional services by Schauer Taylor in connection with the audit of the annual financial statements and the reviews of the financial statements included in the Company's quarterly filings with the Securities and Exchange Commission for the fiscal years ended December 31, 2006 and 2005, were $143,870 and $166,005, respectively.

Audit-Related Fees: In 2006 and 2005, Schauer Taylor also billed the Company $96,705 and $95,730, respectively, for fees reasonably related to the performance of its audit and reviews of financial statements. Such fees included travel and miscellaneous related fees.

Tax Fees: In 2006 and 2005, Schauer Taylor also billed the Company $21,980 and $17,430, respectively, for tax compliance and advice, including the preparation of the Company's corporate tax returns.

Profit Sharing and Employee Stock Ownership Plans: In 2006 and 2005, Schauer Taylor also billed the Company $40,000 and $40,000, respectively, for audit and tax work related to these plans.

In all instances, Schauer Taylor's performance of those services was pre-approved by the Company's Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)	1.	Financial Statements.

The following consolidated financial statements are located in Item 8 of this Report:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of December 31, 2006 and 2005
Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004
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

4.2	Specimen Common Stock Certificate of FCBI (included as Exhibit 4.1 to FCBI's Registration Statement on Form 8-A filed with the SEC on April 15, 2002 and incorporated herein by reference).

10.1	2002 Key Employee Stock Compensation Program of FCBI (included as Appendix D to the Bank's Definitive Schedule 14-A filed with the FDIC on March 22, 2002 and incorporated herein by reference ). *

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

10.5	Employee Stock Ownership Plan (included as Exhibit 10.5 to the Company's Form S-8 filed May 6, 2004, and incorporated herein by reference ).

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

11	Statement re: computation of per share earnings	93

12	Statement re: computation of ratios	93

14	Code of Ethics (included as Exhibit 99.1 to the Company's Form 8-K filed on March 3, 2003, and incorporated herein by reference.)

21	Subsidiaries of the Registrant	94

24	Power of Attorney	98

31.1	Chief Executive Officer - Certification of principal executive officer pursuant to the Exchange Act Rule 13(a) - 14(a) or 15(d) - 14(a).	95

31.2	Chief Financial Officer - Certification of principal financial officer pursuant to the Exchange Act Rule 13(a) - 14(a) or 15(d) - 14(a).	96

32.1	Chief Executive Officer - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	97

32.2	Chief Financial Officer - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	97

* The referenced exhibit is a compensatory contract, plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDA COMMUNITY BANKS, INC.

Date:	March 15, 2007	By:	/s/ Stephen L. Price
Stephen L. Price
Chairman and Chief Executive Officer

Date:	March 15, 2007	By:	/s/ Guy W. Harris
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