Form 10-Q
period 2007-03-31
FLORIDA COMMUNITY BANKS INC
filed 2007-05-10
CIK 1170902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par	Outstanding at May 4, 2007: 6,591,387

Form 10-Q
FLORIDA COMMUNITY BANKS, INC.
March 31, 2007

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

FLORIDA COMMUNITY BANKS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
March 31, 2007 (Unaudited) and December 31, 2006

	March 31, 2007 (Unaudited)	December 31, 2006
Assets
Cash and due from banks	$12,197,827	$19,013,130
Interest-bearing demand deposits with banks	1,606,413	1,499,212
Federal funds sold	18,539,000	100,000
Cash and Cash Equivalents	32,343,240	20,612,342

Securities held-to-maturity, fair value of $ 106,233,257 in 2007 and $99,976,028 in 2006	107,059,120	101,109,108
Other investments-securities	5,599,965	5,595,465
Other investments-partnerships	1,263,875	1,263,875
Loans held-for-sale	—	145,600

Loans, net of unearned income	839,800,945	869,462,473
Allowance for loan losses	(13,733,422)	(13,590,000)
Net Loans	826,067,523	855,872,473

Premises and equipment, net	15,160,827	14,455,093
Accrued interest	5,578,656	6,640,337
Foreclosed real estate	2,790,690	2,403,435
Deferred taxes, net	6,284,958	6,425,467
Other assets	1,546,272	2,154,231
Total Assets	$1,003,695,126	$1,016,677,426

Liabilities and Shareholders’ Equity

Liabilities

Deposits
Noninterest-bearing	$99,573,008	$109,481,282
Interest-bearing	716,102,148	725,980,218
Total Deposits	815,675,156	835,461,500

Short-term borrowings	—	694,000
Accrued interest	2,829,248	2,767,839
Deferred compensation	237,066	246,635
FHLB advances	55,000,000	55,000,000
Subordinated debentures	30,929,000	30,929,000
Income taxes payable	2,276,359	943,764
Other liabilities	1,504,156	67,374
Total Liabilities	908,450,985	926,110,112

Shareholders’ Equity

Common stock - par value $0.01 per share, 10,000,000 shares authorized, 6,591,387 shares issued and outstanding at March 31, 2007 and at December 31, 2006	65,914	65,914
Paid-in capital	18,455,664	18,445,864
Retained earnings	76,722,563	72,055,536
Total Shareholders’ Equity	95,244,141	90,567,314

Total Liabilities and Shareholders’ Equity	$1,003,695,126	$1,016,677,426

See notes to consolidated financial statements

FLORIDA COMMUNITY BANKS, INC.
CONSOLIDATED STATEMENTS OF INCOME
Three months Ended March 31, 2007 and 2006
(Unaudited)

	Three Months
	Ended March 31,
	2007	2006

Interest Income
Interest and fees on loans	$19,187,806	$18,075,990
Interest and dividends on taxable securities	1,079,615	684,413
Interest on tax-exempt securities	191,059	—
Interest on federal funds sold and other interest income	236,236	138,314
Total Interest Income	20,694,716	18,898,717

Interest Expense
Interest on deposits	8,429,464	6,045,790
Interest on borrowed funds	1,213,136	927,386
Total Interest Expense	9,642,600	6,973,176

Net Interest Income	11,052,116	11,925,541

Provision for loan losses	299,100	980,000

Net Interest Income After Provision for Loan Losses	10,753,016	10,945,541

Noninterest Income
Customer service fees	341,856	424,921
Secondary market loan fees	113,221	140,661
Other operating income	171,486	393,583
Total Noninterest Income	626,563	959,165

Noninterest Expenses
Salaries and employee benefits	2,591,086	2,237,344
Occupancy and equipment expense	596,930	515,346
Other operating expenses	698,411	709,116
Total Noninterest Expenses	3,886,427	3,461,806

Income before income taxes	7,493,152	8,442,900
Income tax expense	2,826,125	3,248,996

Net Income	$4,667,027	$5,193,904

Basic earnings per common share	$0.71	$0.79
Diluted earnings per common share	0.70	0.78

Cash dividends declared per common share	0.00	0.00

Weighted average common shares outstanding - basic	6,591,387	6,586,648
Weighted average common shares outstanding - diluted	6,700,336	6,671,137

See notes to consolidated financial statements

FLORIDA COMMUNITY BANKS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three months Ended March 31, 2007
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Total

Balance at December 31, 2006	$65,914	$18,445,864	$72,055,536	$ 90,567,314

Net income - three months ended March 31, 2007	—	—	4,667,027	4,667,027

Stock-based compensation expense	—	9,800	—	9,800

Balance at March 31, 2007	$65,914	$18,455,664	$76,722,563	$ 95,244,141

See notes to consolidated financial statements

FLORIDA COMMUNITY BANKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months Ended March 31, 2007 and 2006
(Unaudited)

	Three Months
	Ended March 31,
	2007	2006

Operating Activities
Net Income	$4,667,027	$5,193,904
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	299,100	980,000
Compensation associated with the issuance of options, net of tax	9,800	5,150
Depreciation, amortization, and accretion, net	265,074	271,562
Decrease in accrued interest receivable	1,061,681	291,200
Increase in accrued interest payable	61,409	128,805
(Increase) decrease in deferred tax asset, net	140,509	(422,061)
Other, net	2,822,282	3,260,521
Net Cash Provided By Operating Activities	9,326,882	9,703,931

Investing Activities
Purchase of investment securities held-to-maturity	(7,288,931)	(492,200)
Purchase of other investment -securities	(4,500)	—
Proceeds from pay-downs of investment securities held-to-maturity	1,313,614	1,236,711
Net (increase) decrease in loans to customers	29,807,128	(76,581,493)
Purchase of premises and equipment	(942,951)	(510,424)
Net Cash Provided By (Used In) Investing Activities	22,884,360	(76,347,406)

Financing Activities
Net increase (decrease) in demand deposits, NOW accounts and savings accounts	(7,266,550)	28,011,583
Net increase (decrease) in certificates of deposits	(12,519,794)	74,538,311
Repayments of short-term borrowings	(694,000)	(24,988,000)
Net increase in other debt	—	10,515
Net Cash Provided By (Used In) Financing Activities	(20,480,344)	77,577,559

Net Increase in Cash and Cash Equivalents	11,730,898	10,934,084

Cash and Cash Equivalents at Beginning of Period	20,612,342	32,368,349

Cash and Cash Equivalents at End of Period	$32,343,240	$43,302,433

See notes to consolidated financial statements

FLORIDA COMMUNITY BANKS, INC.
March 31, 2007

Note A - Basis of Presentation

Florida Community Banks, Inc. ("FCBI" or the "Company") is a bank holding company, which owns all of the common stock of Florida Community Bank ("Bank" or "FCB") and special purpose business trusts organized to issue Trust Preferred Securities. The special purpose business trusts are not consolidated in the financial statements that are included elsewhere herein. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The consolidated statement of financial condition at December 31, 2006, has been derived from the audited financial statements at that date, but does not include all of the information and related disclosures required by accounting principles generally accepted in the United States for complete financial statements.

The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited financial statements and disclosures included in Florida Community Banks, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2006.

Some items in the March 31, 2006, financial information have been reclassified to conform to the March 31, 2007, presentation.

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

FLORIDA COMMUNITY BANKS, INC.
March 31, 2007

Note C - Income Taxes

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board's ("FASB") Financial Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 requires the Company to record a liability, referred to as an unrecognized tax benefit ("UTB"), for the entire benefit when it believes a position taken in a past or future tax return has a less than 50% chance of being accepted by the taxing or adjudicating authority. If the Company determines the likelihood of a position being accepted is greater than 50%, but less than 100%, the Company should record a UTB for the amount that it believes will not be accepted by the taxing authority. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Management has determined that there are no significant uncertain tax positions requiring recognition in the financial statements at the adoption date of January 1, 2007, nor did any arise for the period ending March 31, 2007.

The Company may from time to time be assessed interest or penalties by taxing authorities. Historically such assessments have been minimal and immaterial to the financial statements taken as a whole. It is the policy of the Company that these type of assessments be classified as income tax expense in the financial statements.

The effective tax rate of approximately 37.7% and 38.5% for the three months ended March 31, 2007 and 2006, respectively, is more than the federal statutory tax rate for corporations; this is principally because of the effect of state income taxes, net of federal tax benefit.

Note D - Securities

The Company applies the accounting and reporting requirements of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities as amended. This pronouncement requires that all investments in debt securities be classified as either "held-to-maturity" securities, which are reported at amortized cost; trading securities, which are reported at fair value, with unrealized gains and losses included in earnings; or "available-for-sale" securities, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity (net of deferred tax effect).

FLORIDA COMMUNITY BANKS, INC.
March 31, 2007

Note D - Securities - Continued

The carrying amounts of securities as shown in the consolidated statements of financial condition and their approximate fair values at March 31, 2007 and December 31, 2006 were as follows:

	Gross Amortized Cost	Gross Unrealized Gains	Estimated Unrealized Losses	Fair Value
Securities Held-to-Maturity

March 31, 2007:
FHLB and FHLMC agency notes	$12,528,938	$50,987	$35,025	$12,544,900
Municipal securities	20,601,786	167,390	17,312	20,751,864
Mortgage-backed securities	73,928,396	63,608	1,055,511	72,936,493

	$107,059,120	$281,985	$1,107,848	$106,233,257

December 31, 2006:
FHLB and FHLMC agency notes	$12,530,776	$28,181	$43,207	$12,515,750
Municipal securities	16,765,363	136,498	19,021	16,882,840
Mortgage-backed securities	71,812,969	53,473	1,289,004	70,577,438

	$101,109,108	$218,152	$1,351,232	$99,976,028

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2007.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

FHLB and FHLMC agency notes	$—	$—	$1,963,600	$35,025	$1,963,600	$35,025
Municipal securities	3,423,203	17,312	—	—	3,423,203	17,312
Mortgage-backed securities	3,575,183	23,445	50,004,089	1,032,066	53,579,272	1,055,511

Total	$6,998,386	$40,757	$51,967,689	$1,067,091	$58,966,075	$1,107,848

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

FLORIDA COMMUNITY BANKS, INC.
March 31, 2007

Note D - Securities - Continued

The Company believes all individual securities at March 31, 2007, that were in an unrealized loss position or impaired for the timeframes indicated above are deemed not to be other-than-temporary impairments. Substantially all of these positions are backed by 1-4 family mortgages and the unrealized loss of these securities is based solely on interest rate changes and not due to credit ratings. Management intends to hold these securities until maturity.

Note E - Subordinated Debentures

On May 12, 2006, FCBI Capital Trust II (“Trust II”), a Delaware statutory trust, Trust II, received $20,000,000 in proceeds. The proceeds of the Trust II transaction and the $10,000,000 in proceeds from the prior statutory trust established June 21, 2002, FCBI Capital Trust I ("Trust I") transaction were then used by the trusts to purchase an equal amount of floating-rate subordinated debentures (the "subordinated debentures") of the Company. The Company has fully and unconditionally guaranteed all obligations of the trusts on a subordinated basis with respect to the preferred securities. Subject to certain limitations, the preferred securities qualify as Tier 1 capital and are presented in the consolidated statements of financial condition as subordinated debentures. The sole assets of the trusts are the subordinated debentures issued by the Company. Both the preferred securities of the trusts and the subordinated debentures of the Company each have approximately 30-year lives. However, both the Company and the trusts have call options of five years, subject to regulatory capital requirements.

Note F - Shareholders' Equity

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

Note H - Stock-Based Compensation

On January 1st of 2006, the Company adopted SFAS No. 123(R), Share-Based Payment which requires all stock-based payments to employees to be recognized in the income statement based on their fair values. The Company adopted SFAS No. 123(R) using the modified prospective transition method. The modified prospective transition method does not require the restatement of prior periods to reflect the fair value method of expensing stock-based compensation. SFAS No. 123(R) does require a cumulative effect adjustment of previously recognized compensation expense in order to estimate forfeitures for awards outstanding on the adoption date. The cumulative effect adjustment was immaterial.

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

The additional disclosure requirements of SFAS No. 123(R) have been omitted due to immateriality.

FLORIDA COMMUNITY BANKS, INC.
March 31, 2007

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

The following represents the Company's commitments to extend credit and standby letters of credit as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006

Loan commitments	$181,703,000	$203,088,000
Standby letters of credit	1,591,000	2,427,000

Total unfunded commitments	$183,294,000	$205,515,000

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

The Company invested in a Partnership, AMD-FCB, LLP, formed to build and lease an office building in which the Bank will lease space upon completion. In early 2007, the Partnership entered into a construction agreement with a third party bank. The Company and the other 50% partner have each guaranteed 50% of a construction loan totaling approximately $6,600,000. In addition, the Bank has entered into a 15 year lease agreement with AMD-FCB, LLP to lease 16,809 square feet of the building, approximately one-half. The annual lease payments are projected to be approximately $445,000, with annual increases based on the Consumer Price Index.

Note J - Recent Accounting Pronouncements

Effective January 1, 2007, the Company adopted the provisions of ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140." SFAS No. 155 permits, but does not require, fair value accounting for hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Concurrently, the Company adopted the provisions of SFAS No. 133, Implementation Issue No. B40, "Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets." In Implementation Issue No. B40, the "FASB" concluded that a securitized interest in prepayable financial assets would not be subject to the bifurcation requirements of SFAS No. 155, provided that the securitized interest met certain criteria. The adoption of SFAS No. 155 and SFAS No. 133, Implementation Issue No. B40 did not have a material impact on the Company's financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140. This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity's exposure to changes in the fair value of servicing assets or liabilities that a service elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. This Standard is effective as of the beginning of an entity's

FLORIDA COMMUNITY BANKS, INC.
March 31, 2007

Note J - Recent Accounting Pronouncements - Continued

first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. The adoption of this statement had no material effect on the Company's financial statements.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainly in Income Taxes - an interpretation of FASB Statement No. 109 , which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of FIN 48 had no material effect on the financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers'' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R). This Statement requires a postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet, beginning with year end 2006, and to recognize changes in the funded status in the year in which the changes occur through comprehensive income beginning in 2007. Additionally, defined benefit plan assets and obligations are to be measured as of the date of the employer's fiscal year-end, starting in 2008. The adoption of this statement had no material effect on the Company's financial statements.

Effect of newly issued but not yet effective accounting standards:

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The Statement is effective for fiscal years beginning after November 15, 2007. The Company has not completed its evaluation of the impact of the adoption of this Statement.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This Issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants' employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This Issue is effective for fiscal years beginning after December 15, 2007. Under the current agreements, adoption of this Issue will have no impact on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This Statement is effective for fiscal

Note J - Recent Accounting Pronouncements - Continued

years beginning after November 15, 2007. The Company has not completed its evaluation of the impact of the adoption of this Statement.

Note K - Subsequent Events

On April 19, 2007, the board of directors declared a dividend payable on June 1, 2007, of $0.25 per share, to all shareholders of record as of May 20, 2007.

FLORIDA COMMUNITY BANKS, INC.
March 31, 2007

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to assist an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the consolidated financial statements and related notes appearing in Item 1 of the March 31, 2007, Form 10-Q, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

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

FINANCIAL CONDITION

March 31, 2007 compared to December 31, 2006

The Bank continued its operations concentrating in the origination of loans in southwestern and other areas of Florida. As discussed more fully below, loans decreased 3.41% during the first three months of 2007, while equity capital grew by 5.16%. No significant changes in operating goals or policies occurred during the first three months of 2007.

Loans

Loans comprised the largest single category of the Company's earning assets on March 31, 2007. Loans, net of unearned income, totaled 83.67% of total assets at March 31, 2007 compared to 85.52% of total assets at December 31, 2006. During the first three months of 2007, loans decreased approximately $29.7 million; a significant change compared to the approximately $76 million increase during the same time period last year. This change is attributed to the slow down in the real estate development market in Southwest Florida. Management believes that it may take six months to a year before the real estate economy picks up again and in the mean time loans may continue to decline further.

Investment Securities and Other Earning Assets

The investment securities portfolio is used to provide a source of liquidity, to serve as collateral for borrowings and to secure certain government deposits. Federal funds sold increased by $18.4 million during the first three months of 2007 and totaled $18.5 million at March 31, 2007; they are the most liquid earning asset and is used to manage the daily cash position of the Company. Investment securities and other investment securities did not change significantly compared to December 31, 2006, and totaled $112.7 million at March 31, 2007.

Asset Quality

From December 31, 2006 to March 31, 2007, the Bank's asset quality deteriorated slightly as measured by three key ratios. The ratio of loan loss allowance to total nonperforming assets (defined as non-accrual loans, loans past due 90 days or greater, restructured loans, non-accruing securities, and other real estate) deteriorated, decreasing from 24.90% to 22.80%. The percentage of nonperforming assets to total assets went up, increasing from 5.37% to 6.00%, and the percentage of nonperforming loans to total loans increased from 6.00% to 6.84%. During the past three months, nonperforming loans increased by $5.9 million to $43.4 million. Management attributes this increase and the majority of the nonperforming loans to the slow down in the real estate economy; these loans are all well secured and no significant losses are anticipated.

During the first three months of 2007, net charge-offs totaled $156 thousand.

Deposits

Total deposits of $815.7 million at March 31, 2007, represented a decrease of $19.8 million (2.37%) from total deposits of $835.5 million at year-end 2006. The decrease was mainly attributable to the slow down in economy and loan volume; the bank does not generally try to grow deposits unless it’s to fund the loan growth. At March 31, 2007, brokered certificates of deposit totaled approximately $299.9 million and Internet certificates of deposit totaled approximately $8.2 million; down from $375.4 million and $18.4 million respectively from a year ago.

Shareholders' Equity

Shareholders' equity increased $4.7 million from December 31, 2006 to March 31, 2007, due to the retention of earnings. On March 31, 2007, the Company and the Bank exceeded the regulatory minimums and qualified as well-capitalized under the regulations of the Federal Reserve System, the State of Florida, and the Federal Deposit Insurance Corporation ("FDIC").

FLORIDA COMMUNITY BANKS, INC.
March 31, 2007
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

The asset portion of the balance sheet provides liquidity primarily through maturities and the repayment of loan and investment principal. Loans that mature in one year or less equaled approximately $473.4 million at March 31, 2007, and there are approximately $12.9 million of investment security payments expected within one year.

The liability portion of the balance sheet provides liquidity through deposits to various customers' interest-bearing and non-interest-bearing deposit accounts, brokered and Internet certificates of deposit. At March 31, 2007, the Bank had funds available through the purchase of federal funds from correspondent commercial banks up to an aggregate of $65 million, and another $9 million available from the Federal Reserve Bank; the Company had $5 million available through a separate line with a commercial bank. The Bank also has available a credit line with the Federal Home Loan Bank "FHLB" of up to 15% of assets (approximately $149 million) of which $94 million is available and unused. At March 31, 2007, the bank had unused collateral totaling approximately $53 million, thus limiting the advances potentially available to that amount.

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

FCBI Capital Trust II was established for two reasons; to increase the capital of the Bank (by $8.5 million) and to potentially payoff the original $10,000,000 (Trust I) when it is callable this year (July 2007). The Company will participate up to $10,000,000 in loans until (Trust I) is paid off.

Regulatory authorities are placing increased emphasis on the maintenance of adequate capital. In 1990, new risk-based capital requirements became effective. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company’s Tier I capital, which consists of common equity less goodwill plus qualifying Trust Preferred securities issued, amounted to $125.2 million at March 31, 2007. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and Trust Preferred securities not qualifying as Tier I capital. Tier I capital plus the Tier II capital components are referred to as Total Risk-Based capital and was $137.0 million at March 31, 2007.

Management will continue to monitor the Company's asset mix and the loan loss allowance, which are the areas most affected by the capital requirements.

RESULTS OF OPERATIONS

Three months ended March 31, 2007 and 2006

Summary

Net earnings of the Company for the three months ended March 31, 2007, totaled $4,667,027 compared to $5,193,904 for the same period in 2006, representing a 10.14% decrease. The decrease was due primarily to the increase in nonperforming loans over the same period a year ago.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Net interest income during the three months ended March 31, 2007, decreased $873 thousand (7.32%) from the same period in 2006. This decrease was due primarily to an increase in the nonperforming loans and an increase in the cost of funds.

Earning assets averaged $979.4 million during the first quarter of 2007 compared to $907 million in 2006, with the increase due primarily to an increase in investment securities ($44.9 million) and loans ($23.1 million). Average interest-bearing liabilities increased from $739.6 million during the first quarter of 2006 to $815.1 million during the same period in 2007. Interest bearing accounts (money market, savings and NOW accounts) averaged $44.2 million higher in 2007 compared to the first quarter of 2006 reflecting an increase of 16.69%; average certificates of deposit (primarily retail) also increased (up $23.9 million) reflecting an increase of 5.44%.

FLORIDA COMMUNITY BANKS, INC.
March 31, 2007

Net interest Income - Continued

The Bank continues to be in an interest sensitive position with a larger dollar amount of interest-earning assets subject to re-pricing than interest-bearing liabilities. During periods when interest rates are increasing the Bank strives to increase its asset sensitivity to take advantage of the rising rates to increase its net interest margin; when rates have stabilized, the Bank will decrease its asset sensitivity so that if rates decline the Bank’s net interest margin will not decline as much. The Bank achieves this strategy by making floating rate loans that have a floor rate; keeping investment maturities short when rates are low and extending their durations when rates are higher; extending liability maturities when rates are low and shortening the maturities when rates have stabilized or are declining. This strategy helped to stabilize and improve the net interest margin between 2001 and 2003, when rates were declining and also when rates started to increase in 2004 thru 2006. Interest rates have been fairly stable over the past six months.

The yield on our earning assets increased 12 basis points from 8.45% at March 31, 2006 to 8.57% at March 31, 2007, a 1.42% increase; the yield is lower (by 86 basis points) due to the nonperforming loans. As short-term rates continued to increase and the yield curve became inverted over this time period, the cost of funds (interest bearing liabilities and non-interest checking) also increased, up 102 basis points to 4.28%, a 31.29% increase; this resulted in our net interest margin decreasing from 5.33% to 4.58%, or down 14.07%. Management believes it will collect the interest that is due on the nonperforming loans, which will have a positive impact on the Bank’s net interest margin.

Provision for Loan Losses

The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. Management evaluates this level based on various factors including, but not limited to, the Bank's historical loss experience, delinquency and non-accrual trends, portfolio growth, underlying collateral values and current economic conditions. This evaluation is subjective and requires material estimates that may change over time.

The provision for loan losses was $299,100 and $980,000 for the three months ended March 31, 2007 and 2006, respectively. The decrease in provision was as a result of a change in methodology and the way the allowance for loan losses is calculated. The components of the allowance for loan losses represents estimates based upon FASB's ("SFAS 5"), [Accounting for Contingencies], and ("SFAS 114"), [Accounting for Impairment of a Loan]. SFAS 5 applies to homogeneous loan pools such as consumer, residential and certain commercial loans. SFAS 114 is applied to loans that are considered impaired. Under FAS 114 a loan is impaired when, based on current information, it is probable that the loan will not be repaid according to its contractual terms, including both principal and interest. Management performs individual assessments of impaired loans to determine the existence and the extent of any loss exposure based upon the present value of expected future cash flows or based upon the estimated realizable collateral value where the loan is collateral dependent.

Charge-offs exceeded recoveries by approximately $156 thousand for the three months ended March 31, 2007, compared to $24 thousand for the three months ended March 31, 2006. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was 1.64% at March 31, 2007, compared to 1.44% at year-end 2006.

Noninterest Income

Noninterest income for the three months ended March 31, 2007, was $626 thousand compared to $959 thousand for the same period of 2006, a decrease of 34.68%. The decrease was primarily due to a reduction in service charges and fees from the Money Service Businesses that were closed out at the end of 2006 and the beginning of 2007; management made a business decision to close these accounts due to the transaction and the regulatory “risk” inherent in these accounts and estimates that it will lose approximately $1.2 million in revenue from this source in 2007.

Noninterest Expenses

Noninterest expenses for the three months ended March 31, 2007, totaled $3.9 million reflecting a 12.27% increase from the same period of 2006. The primary components of non-interest expenses are salaries and employee benefits, which actually increased by $354 thousand for the three months ended March 31, 2007, compared to the same period in 2006; the increase in all other expenses was approximately $71 thousand. Management has added and will be adding several new positions that are necessary as the Bank grows, and which will contribute to higher salary and benefit expenses going forward.

Income Taxes

The provision for income taxes of $2.8 million for the three months ended March 31, 2007, decreased $423 thousand compared to the same period in 2006, due to a decrease in pre-tax income. The effective tax rate for both periods is more than the statutory federal rate principally because of state income taxes, net of the federal tax benefit.

Other Accounting Issues

Note J to the Financial Statements outlines the recently issued accounting pronouncements. The discussion is incorporated by reference herein.

FLORIDA COMMUNITY BANKS, INC.
March 31, 2007

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

As of March 31, 2007, the Company's simulation analysis indicated that the Company is at greatest risk in a sudden decreasing interest rate environment. This analysis assumes that rates will change suddenly on a specific date. The Company believes that interest rates will remain fairly stable over the foreseeable future, any changes up or down will probably be gradual; therefore, the Company expects its net interest margin to remain fairly stable over the foreseeable future. This table depicts the results of the simulation assuming one and two percent decrease and increase in market interest rates.

	Estimated Fair Value of Financial Instruments
	Down 1 Percent	Up 1 Percent	Down 2 Percent	Up 2 Percent
	Dollars in Thousands
Interest-earning Assets
Loans	$832,905	$831,337	$835,302	$829,528
Federal funds sold and cash equivalents	32,241	32,241	32,241	32,241
Securities	115,671	105,225	120,597	99,872
Total Interest-earning Assets	980,817	968,803	988,140	961,642

Interest-bearing Liabilities
Deposits - Savings and demand	224,911	219,935	227,967	217,564
Deposits - Time	481,260	477,143	483,584	473,660
Other borrowings	55,529	54,387	56,482	53,956
Total Interest-bearing Liabilities	761,700	751,465	768,033	745,180

Net Difference in Fair Value	$219,117	$217,338	$220,107	$216,462

Change in Net Interest Income	$(3,502)	$3,790	$(7,143)	$7,020

FLORIDA COMMUNITY BANKS, INC.
March 31, 2007

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

PART II - Other Information

Item 1 - Legal Proceedings

In the ordinary course of business, the Company is subject to legal proceedings, which involve claims for substantial monetary relief. However, based upon the advice of legal counsel, management is of the opinion that any such legal proceedings, individually or in the aggregate, will not have a material adverse effect on the Company's financial condition or results of operations.
In addition, following an examination by the Florida Office of Financial Regulation (“OFR”), Florida Community Bank was notified by the OFR that it wanted Florida Community Bank to voluntarily consent to the entry of a Cease and Desist Order due to issues raised in the examination primarily regarding credit administration, internal controls and compliance with the Bank Secrecy Act and other anti-money laundering laws and regulations (collectively, “BSA”). The Board and management believe that Florida Community Bank has adequate credit administration and the proper internal controls and that Florida Community Bank was and is compliant with the BSA. The Board and management believe that a number of the OFR’s findings were incorrect and does not believe the criticisms raised in the examination warrant a Cease and Desist Order. The Board’s and management’s position is that the OFR’s concerns could be best handled through an informal resolution. On October 18, 2006, the OFR filed an Administrative Complaint / Notice of Rights regarding its intent to issue an Order to Cease and Desist (Administrative Proceeding No. 0342-B-9/06). On November 7, 2006, Florida Community Bank, through its counsel, filed a Petition for Formal Administrative Hearing pursuant to Section 120.57, Florida Statutes. The matter is now pending before the Division of Administrative Hearings. The hearing, originally scheduled to begin on May 21, 2007, has been indefinitely postponed to allow the parties time to negotiate a settlement. During this time, discovery has also been suspended.

Item 1A - Risk Factors

There are no material changes from risk factors as previously disclosed.

Item 5 - Other Information

On April 19, 2007, the Company declared a cash dividend payable on June 1, 2007 for stockholders of record on May 20, 2007, of $0.25 per share.

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

4.2	Specimen Common Stock Certificate of FCBI (included as Exhibit 4.1 to FCBI's Registration Statement on Form 8-A filed with the SEC on April 15, 2002, and incorporated herein by reference).

10.1	2002 Key Employee Stock Compensation Program of FCBI (included as Appendix D to the Bank's Definitive Schedule 14-A filed with the FDIC on March 22, 2002, and incorporated herein by reference).

FLORIDA COMMUNITY BANKS, INC.
March 31, 2007

Exhibit No.	Exhibit	Page

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

11	Statement re: computation of earnings per common share	25

14	Code of Ethics (included as Exhibit 99.1 to the Company's Form 8-K filed on March 3, 2003, and incorporated herein by reference.)

31.1	Chief Executive Officer - Certification of principal executive officer pursuant to the Exchange Act Rule 13(a)-14(a) or 15(d)-14(a).	26

31.2	Chief Financial Officer - Certification of principal financial officer pursuant to the Exchange Act Rule 13(a)-14(a) or 15(d)-14(a).	27

32.1	Chief Executive Officer - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	28

32.2	Chief Financial Officer - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	29

FLORIDA COMMUNITY BANKS, INC.
March 31, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDA COMMUNITY BANKS, INC.

By: /s/ Stephen L. Price	May 10, 2007
Stephen L. Price	Date
President, Chief Executive Officer
And Chairman of the Board of Directors

/s/ Guy W. Harris	May 10, 2007
Guy W. Harris	Date
Chief Financial Officer