Form 10-Q
period 2007-06-19
FLORIDA COMMUNITY BANKS INC
filed 2007-08-09
CIK 1170902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par	Outstanding at July 31, 2007: 6,591,387

Form 10-Q
FLORIDA COMMUNITY BANKS, INC.
June 30, 2007

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
Table
FLORIDA COMMUNITY BANKS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 2007 (Unaudited) and December 31, 2006

	June 30, 2007 (Unaudited)	December 31,2006
Assets
Cash and due from banks	$11,012,301	$19,013,130
Interest-bearing demand deposits with banks	655,195	1,499,212
Federal funds sold	3,122,000	100,000
Cash and Cash Equivalents	14,789,496	20,612,342

Securities held-to-maturity, fair value of $118,566,677 in 2007 and $99,976,028 in 2006	121,345,206	101,109,108
Other investments-securities	5,149,965	5,595,465
Other investments-partnerships	1,215,875	1,263,875
Loans held-for-sale	396,750	145,600

Loans, net of unearned income	816,107,059	869,462,473
Allowance for loan losses	(13,524,777)	(13,590,000)
Net Loans	802,582,282	855,872,473

Premises and equipment, net	17,536,312	14,455,093
Accrued interest	6,550,675	6,640,337
Foreclosed real estate	1,062,499	2,403,435
Deferred taxes, net	5,706,271	6,425,467
Other assets	3,790,874	2,154,231
Total Assets	$980,126,205	$1,016,677,426

Liabilities and Shareholders’ Equity

Liabilities

Deposits
Noninterest-bearing	$88,354,762	$109,481,282
Interest-bearing	711,886,381	725,980,218
Total Deposits	800,241,143	835,461,500

Short-term borrowings	—	694,000
Accrued interest	3,567,732	2,767,839
Deferred compensation	227,497	246,635
FHLB advances	45,000,000	55,000,000
Subordinated debentures	30,929,000	30,929,000
Other liabilities	2,025,400	1,011,138
Total Liabilities	881,990,772	926,110,112

Shareholders’ Equity

Common stock - par value $0.01 per share, 10,000,000 shares authorized, 6,591,387 shares issued and outstanding at June 30, 2007 and December 31, 2006	65,914	65,914
Paid-in capital	18,465,465	18,445,864
Retained earnings	79,604,054	72,055,536
Total Shareholders’ Equity	98,135,433	90,567,314

Total Liabilities and Shareholders’ Equity	$980,126,205	$1,016,677,426

FLORIDA COMMUNITY BANKS, INC.
CONSOLIDATED STATEMENTS OF INCOME
Three Months and Six Months Ended June 30, 2007 and 2006
(Unaudited)
Table
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Interest Income
Interest and fees on loans	$18,836,484	$20,982,340	$38,024,290	$39,058,330
Interest and dividends on taxable securities	1,115,912	691,280	2,195,527	1,375,694
Interest on tax-exempt securities	207,132	—	398,191	—
Interest on federal funds sold and other interest income	147,418	245,190	383,654	383,503
Total Interest Income	20,306,946	21,918,810	41,001,662	40,817,527

Interest Expense
Interest on deposits	8,339,232	7,479,587	16,768,696	13,525,377
Interest on borrowed funds	1,263,109	1,036,866	2,476,245	1,964,252
Total Interest Expense	9,602,341	8,516,453	19,244,941	15,489,629

Net Interest Income	10,704,605	13,402,357	21,756,721	25,327,898

Provision for loan losses	—	2,410,000	299,100	3,390,000

Net Interest Income After Provision for Loan Losses	10,704,605	10,992,357	21,457,621	21,937,898

Noninterest Income
Customer service fees	358,309	419,845	700,165	844,766
Secondary market loan fees	135,623	222,415	248,844	363,076
Gain on sale of other real estate	404,921	-	404,921	-
Other operating income	112,003	496,842	283,489	890,425
Total Noninterest Income	1,010,856	1,139,102	1,637,419	2,098,267

Noninterest Expenses
Salaries and employee benefits	2,780,978	2,361,659	5,372,064	4,599,003
Occupancy and equipment expense	653,505	536,632	1,250,435	1,051,978
Other operating expenses	1,018,336	842,565	1,716,747	1,551,681
Total Noninterest Expenses	4,452,819	3,740,856	8,339,246	7,202,662

Income before income taxes	7,262,642	8,390,603	14,755,794	16,833,503
Income tax expense	2,733,304	3,230,631	5,559,429	6,479,627

Net Income	$4,529,338	$5,159,972	$9,196,365	$10,353,876

Basic earnings per common share	$0.69	$0.78	$1.40	$1.57
Diluted earnings per common share	0.68	0.77	1.37	1.55

Cash dividends declared per common share	0.25	0.21	0.25	0.21

Weighted average common shares outstanding - basic	6,591,387	6,573,331	6,591,387	6,579,953
Weighted average common shares outstanding - diluted	6,701,509	6,667,639	6,700,705	6,664,764

        See notes to consolidated financial statements

FLORIDA COMMUNITY BANKS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Six months Ended June 30, 2007
(Unaudited)

Table
	Common Stock	Paid-in Capital	Retained Earnings	Total

Balance at December 31, 2006	$65,914	$18,445,864	$72,055,536	$90,567,314

Cash dividends - Common $0.25 per share	—	—	(1,647,847)	(1,647,847)

Stock-based compensation expense	—	19,601	—	19,601

Net income - six months ended June 30, 2007	—	—	9,196,365	9,196,365

Balance at June 30, 2007	$65,914	$18,465,465	$79,604,054	$98,135,433

        See notes to consolidated financial statements

FLORIDA COMMUNITY BANKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months Ended June 30, 2007 and 2006
(Unaudited)

Table
	Six Months
	Ended June 30,
	2007	2006

Operating Activities
Net Income	$9,196,365	$10,353,876
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	299,100	3,390,000
Compensation associated with the issuance of options, net of tax	19,601	48,833
Gain on sale of other real estate owned property	(404,921)	—
Loss on disposal of premises and equipment	2,780	—
Depreciation, amortization, and accretion, net	524,232	550,617
Decrease (increase) in accrued interest receivable	89,662	(182,740)
Increase in accrued interest payable	799,893	154,366
(Increase) decrease in deferred tax asset, net	719,196	(1,277,543)
Other, net	(575,217)	254,970
Net Cash Provided By Operating Activities	10,670,691	13,292,379

Investing Activities
Purchase of investment securities held-to-maturity	(23,472,981)	—
Proceeds from pay-downs of investment securities held-to-maturity	3,187,285	2,628,298
(Purchase)/sale of other investment securities	445,500	(267,200)
Net decrease (increase) in loans to customers	52,241,765	(109,130,687)
Proceeds from other investments	48,000	—
Proceeds from the sale of premises and equipment	12,536	—
Purchase of premises and equipment	(3,596,873)	(396,263)
Proceeds from the sale of other real estate owned	2,203,435	—
Net Cash Provided By (Used In) Investing Activities	31,068,667	(107,165,852)

Financing Activities
Net increase (decrease) in demand deposits, NOW accounts and savings accounts	(24,178,182)	38,373,912
Net increase (decrease) in certificates of deposits	(11,042,175)	82,126,898
Repayments of short-term borrowings	(694,000)	(24,988,000)
Repayments of other debt	—	(5,267)
Issuance of subordinated debentures	—	20,010,000
Net decrease in FHLB advances	(10,000,000)	(5,000,000)
Dividends paid	(1,647,847)	(1,373,286)
Net Cash (Used In) Provided By Financing Activities	(47,562,204)	109,144,257

Net (Decrease) Increase in Cash and Cash Equivalents	(5,822,846)	15,270,784

Cash and Cash Equivalents at Beginning of Period	20,612,342	32,368,349

Cash and Cash Equivalents at End of Period	$14,789,496	$47,639,133

        See notes to consolidated financial statements

        FLORIDA COMMUNITY BANKS, INC.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        June 30, 2007

        (Unaudited)

Note A - Basis of Presentation
Table

Florida Community Banks, Inc. (“FCBI” or the “Company”) is a bank holding company, which owns all of the common stock of Florida Community Bank (“Bank” or “FCB”) and special purpose business trusts organized to issue Trust Preferred Securities. The special purpose business trusts are not consolidated in the financial statements that are included elsewhere herein. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007

The consolidated statement of financial condition at December 31, 2006, has been derived from the audited financial statements at that date, but does not include all of the information and related disclosures required by accounting principles generally accepted in the United States for complete financial statements.

The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited financial statements and disclosures included in Florida Community Banks, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2006.

Some items in the June 30, 2006, financial information have been reclassified to conform to the June 30, 2007, presentation.

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

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral. While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans may

        FLORIDA COMMUNITY BANKS, INC.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        June 30, 2007

        (Unaudited)

Note B – Critical Accounting Policies-Continued

change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

Note C - Income Taxes

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board's ("FASB") Financial Interpretation No. (“FIN”) 48, Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109. FIN 48 requires the Company to record a liability, referred to as an unrecognized tax benefit ("UTB"), for the entire benefit when it believes a position taken in a past or future tax return has a less than 50% chance of being accepted by the taxing or adjudicating authority.  If the Company determines the likelihood of a position being accepted is greater than 50%, but less than 100%, the Company should record a UTB for the amount that it believes will not be accepted by the taxing authority. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Management has determined that there are no significant uncertain tax positions requiring recognition in the financial statements at the adoption date of January 1, 2007, nor did any arise for the period ending June 30, 2007.

The Company may from time to time be assessed interest or penalties by taxing authorities. Historically such assessments have been minimal and immaterial to the financial statements taken as a whole. It is the policy of the Company that these type of assessments be classified as income tax expense in the financial statements.

The effective tax rate of approximately 37.68% and 38.49% for the six months ended June 30, 2007 and 2006, respectively, is more than the federal statutory tax rate for corporations; this is principally because of the effect of state income taxes, net of federal tax benefit.

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

        FLORIDA COMMUNITY BANKS, INC.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        June 30, 2007

        (Unaudited)

Note D - Securities - Continued

The carrying amounts of securities as shown in the consolidated statements of financial condition and their approximate fair values at June 30, 2007 and December 31, 2006 were as follows:

	Gross Amortized Cost	Gross Unrealized Gains	Estimated Unrealized Losses	Fair Value
Securities Held-to-Maturity

June 30, 2007:
FHLB and FHLMC
agency notes	$18,494,011	$—	$212,831	$18,281,180
Municipal securities	20,602,822	—	569,380	20,033,442
Mortgage-backed securities	82,248,373	5,980	2,002,298	80,252,055

	$121,345,206	$5,980	$2,784,509	$118,566,677

December 31, 2006:
FHLB and FHLMC
agency notes	$12,530,776	$28,181	$43,207	$12,515,750
Municipal securities	16,765,363	136,498	19,021	16,882,840
Mortgage-backed securities	71,812,969	53,473	1,289,004	70,577,438

	$101,109,108	$218,152	$1,351,232	$99,976,028

The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2007.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

FHLB and FHLMC agency notes	$10,353,450	$174,949	$1,961,000	$37,882	$12,314,450	$212,831
Municipal securities	20,033,442	569,380	—	—	20,033,442	569,380
Mortgage-backed securities	30,917,674	533,443	48,609,480	1,468,855	79,527,154	2,002,298

Total	$61,304,566	$1,277,772	$50,570,480	$1,506,737	$111,875,046	$2,784,509

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

        FLORIDA COMMUNITY BANKS, INC.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        June 30, 2007

        (Unaudited)

Note D - Securities - Continued

The Company believes all individual securities at June 30, 2007, that were in an unrealized loss position or impaired for the timeframes indicated above are deemed not to be other-than-temporary impairments. Substantially all of these positions are backed by 1-4 family mortgages and the unrealized loss of these securities is based solely on interest rate changes and not due to credit ratings. Management intends to hold these securities until maturity.

Note E - Subordinated Debentures

On May 12, 2006, FCBI Capital Trust II (“Trust II”), a Delaware statutory trust, received $20,000,000 in proceeds.  The proceeds of the Trust II transaction and the $10,000,000 in proceeds from the prior statutory trust established June 21, 2002, FCBI Capital Trust I ("Trust I") transaction were then used by the trusts to purchase an equal amount of floating-rate subordinated debentures (the "subordinated debentures") of the Company. The Company has fully and unconditionally guaranteed all obligations of the trusts on a subordinated basis with respect to the preferred securities. Subject to certain limitations, the preferred securities qualify as Tier 1 capital and are presented in the consolidated statements of financial condition as subordinated debentures. The sole assets of the trusts are the subordinated debentures issued by the Company. Both the preferred securities of the trusts and the subordinated debentures of the Company each have approximately 30-year lives. However, both the Company and the trusts have call options of five years, subject to regulatory capital requirements.

Note F - Shareholders’ Equity

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

Note H - Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which requires all stock-based payments to employees to be recognized in the income statement based on their fair

        FLORIDA COMMUNITY BANKS, INC.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        June 30, 2007

        (Unaudited)

Note H - Stock-Based Compensation - Continued

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

Note I - Commitments and Contingencies

In the normal course of business the Company enters into commitments to extend credit, which are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and generally require a payment of fees. Since commitments may expire without being drawn upon, the amounts reported do not necessarily represent expected future cash flows.

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

        FLORIDA COMMUNITY BANKS, INC.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        June 30, 2007

        (Unaudited)

Note I - Commitments and Contingencies - Continued

The following represents the Company’s commitments to extend credit and standby letters of credit as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31,2006

Commitments to extend credit	$135,554,898	$203,088,000
Standby and commercial letters of credit	1,410,635	2,427,000

Total commitments and contingencies	$136,965,533	$205,515,000

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

Note J - Recent Accounting Pronouncements

Effective January 1, 2007, the Company adopted the provisions of SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140." SFAS No. 155 permits, but does not require, fair value accounting for hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Concurrently, the Company adopted the provisions of SFAS No. 133, Implementation Issue No. B40, "Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets." In Implementation Issue No. B40, the FASB concluded that a securitized interest in prepayable financial assets would not be subject to the bifurcation requirements of SFAS No. 155, provided that the securitized interest met certain criteria. The adoption of SFAS No. 155 and SFAS No. 133, Implementation Issue No. B40 did not have a material impact on the Company's financial statements.

Note J - Recent Accounting Pronouncements - Continued

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, [an amendment of FASB Statement No. 140]. This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity's exposure to changes in the fair value of servicing assets or liabilities that a service elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. This Standard is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. The adoption of this statement had no material effect on the Company's financial statements.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainly in Income Taxes, [an interpretation of FASB Statement No. 109], which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of FIN 48 had no material effect on the financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plan, [an amendment of FASB Statements No. 87, 88, 106 and 132(R)]. This Statement requires a postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet, beginning with year end 2006, and to recognize changes in the funded status in the year in which the changes occur through comprehensive income beginning in 2007. Additionally, defined benefit plan assets and obligations are to be measured as of the date of the employer's fiscal year-end, starting in 2008. The adoption of this statement had no material effect on the Company's financial statements.

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

        FLORIDA COMMUNITY BANKS, INC.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        June 30, 2007

        (Unaudited)

Note J - Recent Accounting Pronouncements - Continued

In September 2006, the FASB Emerging Issues Task Force ("EITF") finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This Issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants' employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This Issue is effective for fiscal years beginning after December 15, 2007. Under the current agreements, adoption of this Issue will have no impact on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments.  SFAS No. 159 is effective as of the beginning of a company's first fiscal year that begins after November 15, 2007, and should not be applied retrospectively to prior fiscal years, except as permitted in the standard's early adoption provisions. A company may adopt SFAS No. 159 and elect the fair value option for existing eligible items as of the beginning of a fiscal year that begins on or before November 15, 2007, subject to the conditions set forth in the standard, one of which is requirement to adopt all of the requirements of SFAS No. 157 at the early adoption date of SFAS No. 159 or earlier. Under the early adoption provisions of SFAS No. 159 a company with a calendar fiscal year may adopt this standard as of January 1, 2007, provided it adopts SFAS No. 157 as of that date or earlier. The Company did not elect the early adoption provisions of SFAS No. 159.

        FLORIDA COMMUNITY BANKS, INC.

        June 30, 2007

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Table

This discussion is intended to assist an understanding of the Company’s financial condition and results of operations. This analysis should be read in conjunction with the consolidated financial statements and related notes appearing in Item 1 of the June 30, 2007, Form 10-Q, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

FINANCIAL CONDITION

June 30, 2007 compared to December 31, 2006

The Bank continued its operations concentrating in the origination of loans in southwestern Florida. As discussed more fully below, loans decreased 6.14% during the first six months of 2007, while equity capital grew (8.36%). No significant changes in operating goals or policies occurred during 2007.

Loans

Loans comprised the largest single category of the Company's earning assets on June 30, 2007. Loans, net of unearned income, totaled 83.27% of total assets at June 30, 2007 compared to 85.52% of total assets at December 31, 2006. During the first six months of 2007, loans decreased approximately $53.4 million, a relatively large decrease compared to the approximately $109 million increase during the same time period last year. This dramatic change is attributed to the slow down in the real estate development market in Southwest Florida, which in turn has been impacted by the slow down in other areas of the country. Management believes that it may take six months to a year before the real estate economy picks up again and it’s quite likely that loans will continue to decline during this time period.

Investment Securities and Other Earning Assets

The investment securities portfolio is used to provide a source of liquidity, to serve as collateral for borrowings and to secure certain government deposits. Federal funds sold increased by $3 million during the first six months of 2007 and totaled $3 million at June 30, 2007; they are the most liquid earning assets and are used to manage the daily cash position of the Company. Investment securities and other investment securities increased $19.8 million from December 31, 2006, and totaled $126.5 million at June 30, 2007.

Asset Quality

From December 31, 2006 to June 30, 2007, the Bank’s asset quality deteriorated from the stand point of more loans moving to non-accrual status ($7.2 million for a total of $44.6 million) and an increase in loans that are accruing but are 90 plus days past due ($3.1 million increase for a total of $16.3 million). Other real estate owned property did decrease during this time period however, from $2.4 million down to $1.1 million. The ratio of loan loss allowance to total nonperforming assets (defined as non-accrual loans, loans past due 90 days or greater, restructured loans, non-accruing securities, and other real estate) deteriorated, decreasing from 24.90% to 21.75%. The percentage of nonperforming assets to total assets went up from 5.37% to 6.35%, and the percentage of nonperforming loans to total loans increased from 6.00% to 7.49%.

Management attributes the increase in nonperforming loans to the slow down in the real estate economy; these loans are well secured and no significant losses are anticipated. The allowance for loan losses as a percent of loans increased from 1.56% at December 31, 2006, to 1.66% at June 30, 2007. Management believes the allowance for loan losses to be adequate.

During the first six months of 2007, net charge-offs totaled $364 thousand.

Deposits

Total deposits of $800.2 million at June 30, 2007, represented a decrease of $35.2 million (4.22%) from total deposits of $835.5 million at year-end 2006.  The decrease can be attributed to the slow down in the real estate economy; with loan volume down the Bank is not actively using broker certificate of deposits however, management is looking at ways to grow its core deposits. At June 30, 2007, brokered and internet certificates of deposit totaled approximately $307.6 million; down from $399.7 million a year ago.

        FLORIDA COMMUNITY BANKS, INC.

        June 30, 2007

Shareholders’ Equity

Shareholders’ equity increased $7.6 million from December 31, 2006 to June 30, 2007, due to the retention of earnings; the Company did pay a $0.25 per share cash dividend on June 1, 2007 which totaled $1.6 million. On June 30, 2007, the Company and the Bank exceeded the regulatory minimums and qualified as well-capitalized under the regulations of the Federal Reserve System, the State of Florida, and the FDIC.

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

The asset portion of the balance sheet provides liquidity primarily through maturities and the repayment of loan and investment principal. Loans that mature in one year or less equaled approximately $497.9 million at June 30, 2007, and there are approximately $16.6 million of investment security repayments expected within one year.

The liability portion of the balance sheet provides liquidity through deposits to various customers’ interest-bearing and non-interest-bearing deposit accounts, brokered and internet certificated of deposits. At June 30, 2007, the Bank had funds available through the purchase of federal funds from correspondent commercial banks up to an aggregate of $65 million and another $8 million available from the Federal Reserve Bank of Atlanta; the Company had $5 million available through a separate line with a commercial bank. The Bank also has available a credit line with the Federal Home Loan Bank of Atlanta of up to 15% of assets (approximately $145 million) of which $100 million is available and unused.  At June 30, 2007, the bank had unused collateral totaling approximately $53 million, thus limiting the advances potentially available to that amount.

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

FCBI Capital Trust II was established for two reasons; to increase the capital of the Bank ($8.5 million was injected into the Bank) and to potentially payoff the original $10,000,000 (Trust I) when it becomes callable (starting in July 2007); the interest rate on Trust II was much more favorable than that on Trust I. The Company has invested the excess funds; currently $8,500,000, in loans to help offset the cost of carrying the trust preferred securities.

Regulatory authorities are placing increased emphasis on the maintenance of adequate capital.  In 1990, new risk-based capital requirements became effective. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet.  Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios.  The Company’s Tier I capital, which consists of common equity less goodwill plus qualifying Trust Preferred securities issued, amounted to $128.1 million at June 30, 2007. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and Trust Preferred securities not qualifying as Tier I capital. Tier I capital plus the Tier II capital components are referred to as Total Risk-Based capital and was $139.3 million at June 30, 2007.

Management will continue to monitor the Company's asset mix and the loan loss allowance, which are the areas most affected by the capital requirements.

        FLORIDA COMMUNITY BANKS, INC.

        June 30, 2007

RESULTS OF OPERATIONS

Three months ended June 30, 2007 and 2006

Summary

Net earnings of the Company for the three months ended June 30, 2007, totaled $4,529,338 compared to $5,159,972 for the same period in 2006, representing a 12.22% decrease. The decrease was due primarily to the increase in nonperforming loans over the same period a year ago.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company’s income.  Net interest income during the three months ended June 30, 2007, decreased $2.7 million or 20.13% from the same period in 2006. This decrease was due to the increase in nonperforming loans, a decrease in average loans and an increase in the bank’s cost of funds. Loan interest income decreased due to the increase in nonperforming loans and an overall decrease in loans in general. Interest expense increased due a change in the deposit mix from lower yielding checking and savings to higher yielding money market and certificate of deposits. Earning assets averaged $951.2 million during the second quarter of 2007 compared to $981.8 million in the second quarter of 2006, a decrease of $30.6 million, with most of the decrease due to lower loan balances. Average interest-bearing liabilities decreased $12.5 million, from $804.2 million during the second quarter of 2006 to $791.7 million during the same period in 2007, primarily due to a decrease in broker certificates of deposit.

The Company’s net interest margin for the three months ended June 30, 2007 was 4.51%, dropping 94 basis points from the second quarter last year (5.45%), due to the increase in nonperforming loans and the rising cost of funds.

Provision for Loan Losses

The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. Management evaluates this level based on various factors including, but not limited to, the Bank's historical loss experience, delinquency and non-accrual trends, portfolio growth, underlying collateral values and current economic conditions. This evaluation is partially subjective and requires material estimates that may change over time.

The provision for loan losses was $0 and $2,410,000 for the three months ended June 30, 2007 and 2006, respectively. The decrease in provision was a result of revisions in methodology in the way the allowance for loan losses is calculated, and due to a decrease in loans outstanding ($816.1 million at June 30, 2007 compared to $900.4 million last year). The components of the allowance for loan losses represent estimates based upon SFAS No. 5, Accounting for Contingencies, and SFAS No. 114, Accounting for Impairment of a Loan. SFAS No. 114 is applied to loans that are considered impaired. Under SFAS No. 114 a loan is impaired when, based on current information, it is probable that the loan will not be repaid according to its contractual terms, including both principal and interest. Management performs individual assessments of impaired loans to determine the existence and the extent of any loss exposure based upon the present value of expected future cash flows or based upon the estimated realizable collateral value where the loan is collateral dependent.

Loans charged off exceeded recoveries by approximately $209 thousand for the three months ended June 30, 2007, compared to $38 thousand for the three-month period ended June 30, 2006. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was 1.66% at June 30, 2007 and was 1.65% at June 30, 2006.

Noninterest Income

Noninterest income for the three months ended June 30, 2007, was $1,010,856 compared to $1,139,102 for the same period of 2006, a decrease of $128 thousand or 11.26%. The decrease was primarily due to a reduction in service charges and fees from the Money Service Businesses that were closed out at the end of 2006 and the beginning of 2007; management made a business decision to close these accounts due the transaction and regulatory “risk” inherent in these accounts and estimates that it will loose approximately $1.2 million in revenue from this source in 2007. Income from the sale of mortgage loans in the secondary market was also down ($87 thousand) compared to last year. Included in noninterest income for 2007 was a $405 thousand gain from the sale of OREO (other real estate owned) property.

Noninterest Expenses

Noninterest expenses for the three months ended June 30, 2007, were $4,452,819 reflecting a 19.03% increase from the same period of 2006. The primary component of non-interest expense is salaries and benefits, which increased $419 thousand or 17.76%; the bank has and is adding new staff as it positions itself to grow into the future; all the other expenses combined increased $293 thousand.

Income Taxes

The provision for income taxes of $2,273,304 for the three months ended June 30, 2007, decreased $497 thousand compared to the same period of 2006, due to a decrease in pre-tax income. The effective tax rate for both periods is more than the statutory federal rate principally because of state income taxes, net of the federal tax benefit.

        FLORIDA COMMUNITY BANKS, INC.

        June 30, 2007

Six Months Ended June 30, 2007 and 2006

Summary

Net earnings of the Company for the six months ended June 30, 2007, totaled $9,196,365 compared to $10,353,876 for the same period in 2006, representing a 11.18% decrease. The decrease was due primarily to the higher level of nonperforming loans and the rising cost of funds; lower service charge income and higher salary and benefit expenses.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company’s net income.  Net interest income during the six months ended June 30, 2007, decreased $3.6 million or 14.10% from the same period in 2006. Interest income on loans was down $1.03 million from a year ago due to lower average balances and higher nonperforming loans; investment income was up $1.2 million due to higher average balances and yields. Interest expense on deposits increased $3.2 million or 23.98% due to a change in the deposit mix and higher rates; interest expense on borrowed funds increased $512 thousand due to the increase in Trust Preferred securities. Earning assets averaged $967.4 million during the first six months of 2007 compared to $947.3 million in 2006, an increase of $20.1 million; average investments increased $47.1 million, while average loans decreased $22.4 million. Average interest-bearing liabilities increased from $771.5 million during the second quarter of 2006 to $801.6 million during the same period in 2007.  Money market accounts averaged $43.1 million higher in 2007 compared to 2006, reflecting an increase of 28.09%, while NOW and savings accounts averaged $16.6 million or 21.48% lower; average certificates of deposit decreased $7.4 million or 1.59%; average trust preferred securities increased $14.3 million or 85.71%.

The Company is in a less asset sensitive position than it was a year ago, with $176.6 million less in interest-earning assets subject to re-pricing than interest-bearing liabilities over a 12 month period. This change was brought about by management to lessen the negative impact to earnings that would result if rates were to fall. At June 30, 2007, the net interest margin was 4.54% compared to 5.39% last June. The decrease in the margin was due to the higher cost of funds To protect the net interest margin in declining rate environment, management has floor rates on most of the variable rate loans, which will help to keep the margin from dropping too low or too fast. Management is also keeping the maturities on its brokered certificate of deposits short, in the event that rates do drop suddenly, which will enable the Bank to recover (lower it’s cost of funds) quicker than if the maturities were longer (more than 2 years).

Provision for Loan Losses

The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers adequate. This level is determined based upon the Bank’s historical charge-offs, management’s assessment of current economic conditions, the composition of the loan portfolio and the levels of non-accruing and past-due loans. The provision for loan losses was $299,100 for the six months ended June 30, 2007 and $3,390,000 for the comparable period in 2006.  This decrease is due to revisions in the methodology used to calculate the reserve and lower loan balances.  Charge-offs exceeded recoveries by approximately $364 thousand during the first six months of 2007 compared to $62 thousand during the same time period in 2006. The level of non-performing loans increased significantly (from $8.2 million to $44.6 million) during the period from June 30, 2006 to June 30, 2007; management does not anticipate any significant losses from these loans.

Noninterest Income

Noninterest income for the six months ended June 30, 2007, was $1,637,419 compared to $2,098,267 for the same period of 2006, a decrease of 21.96%. The primary reason for the decrease came from a reduction in service charges and fees from the Money Service Businesses that were closed out at the end of 2006 and the beginning of 2007; management made a business decision to close these accounts due the transaction and regulatory “risk” inherent in these accounts and estimates that it will loose approximately $1.2 million in revenue from this source in 2007. Income from the sale of mortgage loans in the secondary market was also down ($114 thousand) compared to last year. Included in noninterest income for 2007 was a $405 thousand gain from the sale of OREO (other real estate owned) property.

Noninterest Expenses

Noninterest expenses for the six months ended June 30, 2007, totaled $8,339,246 reflecting a 15.78% increase from the same period of 2006. The primary components of noninterest expenses are salaries and employee benefits, which increased $773 thousand for the six months ended June 30, 2007, compared to the same period in 2006. This increase was due to new staff positions that were added as the Bank positions itself for further growth in the future. Occupancy expenses (depreciation, taxes, insurance, electricity, etc) increased $198 thousand, due mainly to higher maintenance, insurance and property tax expenses. Other expenses increased $165 thousand, due mainly to higher legal fees.

Income Taxes

The provision for income taxes of $5,559,429 for the six months ended June 30, 2007, decreased $920 thousand compared to the same period of 2006, due to lower pre-tax net income. The effective tax rate for both periods is more than the statutory federal rate principally because of state income taxes, net of the federal tax benefit.

Other Accounting Issues

Note J to the Financial Statements outlines the recently issued accounting pronouncements. The discussion is incorporated by reference herein.

        FLORIDA COMMUNITY BANKS, INC.

        June 30, 2007

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Table

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

As of June 30, 2007, the Bank’s simulation analysis indicated that the Bank is at greatest risk in a sudden decreasing interest rate environment. This analysis assumes that rates will change suddenly on a specific date. The Company believes that short-term interest rates are currently near their peak, and that the next move by the Federal Reserve Bank will probably be down (to stimulate the economy) and that any movement in interest rates up or down would not be significant (25-50 basis points). However, management has taken steps to lessen the impact that falling rates would have by shortening the maturities of its certificate of deposits and extending the duration of its investment portfolio. The Bank is now in a less asset sensitive position that it was a year ago, with $176.6 million less in earning assets subject to re-pricing than interest bearing liabilities over a 12 month period. The Company's interim period simulation analysis is performed only at the Bank level as the risk exposure to the Company is primarily concentrated within the Bank's asset/liability mix.

The table following depicts the results of the simulation assuming a one and two percent decrease and increase in market interest rates.

	Estimated Fair Value of Financial Instruments
	Down 1 Percent	Up 1 Percent	Down 2 Percent	Up 2 Percent
	Dollars in Thousands
Interest-earning Assets
Federal funds sold and cash equivalents	$3,777	$3,777	$3,777	$3,777
Securities	127,964	116,688	133,033	110,952
Loans	811,015	809,488	813,274	807,775
Total Interest-earning Assets	942,756	929,953	950,084	922,504

Interest-bearing Liabilities
Deposits - Savings and demand	240,787	235,663	243,928	233,232
Deposits - Time	456,934	453,266	459,013	450,136
Other borrowings	44,792	43,860	45,501	43,491
Total Interest-bearing Liabilities	742,513	732,789	748,442	726,859

Net Difference in Fair Value	$200,243	$197,164	$201,642	$195,645

Change in Net Interest Income	$(2,661)	$3,019	$(5,398)	$5,085

        FLORIDA COMMUNITY BANKS, INC.

        June 30, 2007

Item 4. Controls and Procedures
Table

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

        June 30, 2007

PART II - Other Information
Table

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

The Company’s subsidiary, Florida Community Bank (“Bank”), is subject to examinations by the Federal Deposit Insurance Corporation (“FDIC”) and the Florida Office of Financial Regulation (“OFR”). Following the 2006 OFR examination, the OFR requested the Bank to enter into a voluntary Cease and Desist Order due to issues raised in the examination primarily regarding compliance with the Bank Secrecy Act and other anti-money laundering laws and regulations (collectively, “BSA”), internal controls and credit administration. The Board and management believed that the Bank was compliant with BSA, had proper internal controls and adequate credit administration. The Board and management also believed that the criticisms raised in the examination did not warrant a voluntary Cease and Desist Order. The Board's and management's position was that the OFR's concerns could be best addressed through an informal agreement or corrective action plan. On October 18, 2006, the OFR filed an Administrative Complaint/Notice of Rights regarding its intent to issue an Order to Cease and Desist (Administrative Proceeding No. 0342-B-9/06). On November 7, 2006, the Bank, through its counsel, filed a Petition for Formal Administrative Hearing pursuant to Section 120.57, FloridaStatutes. Subsequent to a later examination by the FDIC no further administrative action was requested by the Bank. To resolve the pending litigation, the Bank and OFR entered into a Stipulation and Consent Agreement dated May 25, 2007 (the “Stipulation Agreement”). A copy of the Stipulation Agreement is included in this Form 10-Q as Exhibit 10.9. Management believes that it is addressing, or has addressed, all of the substantive items in, and is compliant with the Stipulation Agreement.

Item 1A - Risk Factors

There are no material changes from risk factors as previously disclosed.

Item 4 - Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (the “Annual Meeting”) of Florida Community Banks, Inc. was held on April 19, 2007, to consider the election of directors (Proposal I) and to allow adjournment of the Annual Meeting if a quorum was not present in person or by proxy (Proposal II), an issue made moot since a quorum was present.

At the Annual Meeting, 4,863,523 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

PROPOSAL I. Election of Directors:
	FOR	WITHHELD
Beauford E. Davidson	4,863,315	208
Patrick B. Langford	4,863,315	208
Lewis J. Nobles, Jr.	4,863,315	208
John R. Olliff	4,863,315	208
James O’Quinn	4,863,315	208
Stephen L. Price	4,759,635	103,888
Bernard T. Rasmussen	4,863,635	208
Daniel G. Rosbough	4,863,635	208

PROPOSAL II.Adjournment if Necessary:

FOR	AGAINST	ABSTAIN

                                      4,714,107                                                                                       144,805                                                                                                4,611

        FLORIDA COMMUNITY BANKS, INC.

        June 30, 2007

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

        June 30, 2007

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

10.9	Stipulation and Consent Agreement dated May 25, 2007.

11	Statement re: computation of earnings per common share	30

14	Code of Ethics (included as Exhibit 99.1 to the Company's Form 8-K filed on March 3, 2003, and incorporated herein by reference.)

31.1	Chief Executive Officer - Certification of principal executive officer pursuant to the Exchange Act Rule 13(a)-14(a) or 15(d)-14(a).	31

31.2	Chief Financial Officer - Certification of principal financial officer pursuant to the Exchange Act Rule 13(a)-14(a) or 15(d)-14(a).	32

32.1	Chief Executive Officer - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	33

32.2	Chief Financial Officer - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	34

[The remainder of this page intentionally left blank.]

        FLORIDA COMMUNITY BANKS, INC.

        June 30, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDA COMMUNITY BANKS, INC.

By: /s/ Stephen L. Price	August 9, 2007
Stephen L. Price	Date
President, Chief Executive Officer
And Chairman of the Board of Directors

/s/ Guy W. Harris	August 9, 2007
Guy W. Harris	Date
Chief Financial Officer