Form 10-Q
period 2007-09-30
FLORIDA COMMUNITY BANKS INC
filed 2007-11-09
CIK 1170902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par	Outstanding at October 31, 2007: 7,909,664

Form 10-Q
FLORIDA COMMUNITY BANKS, INC.
September 30, 2007

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

FLORIDA COMMUNITY BANKS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
September 30, 2007 (Unaudited) and December 31, 2006

Table
	September 30, 2007 (Unaudited)	December 31,2006
Assets
Cash and due from banks	$11,295,417	$19,013,130
Interest-bearing demand deposits with banks	1,717,979	1,499,212
Federal funds sold	105,000	100,000
Cash and Cash Equivalents	13,118,396	20,612,342

Securities held-to-maturity, fair value of $137,212,400 in 2007 and $99,976,028 in 2006	138,034,509	101,109,108
Other investments-securities	5,149,965	5,595,465
Other investments-partnerships	1,215,875	1,263,875
Loans held-for-sale	160,000	145,600

Loans, net of unearned income	774,659,262	869,462,473
Allowance for loan losses	(13,963,948)	(13,590,000)
Net Loans	760,695,314	855,872,473

Premises and equipment, net	18,627,247	14,455,093
Accrued interest	5,138,779	6,640,337
Foreclosed real estate	1,142,099	2,403,435
Deferred taxes, net	10,063,446	6,425,467
Other assets	1,664,460	2,154,231
Total Assets	$955,010,090	$1,016,677,426

Liabilities and Shareholders’ Equity

Liabilities

Deposits
Noninterest-bearing	$74,980,753	$109,481,282
Interest-bearing	682,298,318	725,980,218
Total Deposits	757,279,071	835,461,500

Short-term borrowings	13,168,000	694,000
Accrued interest	3,872,765	2,767,839
Deferred compensation	217,928	246,635
FHLB advances	45,000,000	55,000,000
Subordinated debentures	30,929,000	30,929,000
Other liabilities	3,101,496	1,011,138
Total Liabilities	853,568,260	926,110,112

Shareholders’ Equity

Common stock - par value $0.01 per share, 10,000,000 shares authorized, 7,909,664 shares issued and outstanding at September 30, 2007 and December 31, 2006	79,096	79,096
Paid-in capital	18,461,737	18,432,682
Retained earnings	82,900,997	72,055,536
Total Shareholders’ Equity	101,441,830	90,567,314

Total Liabilities and Shareholders’ Equity	$955,010,090	$1,016,677,426

FLORIDA COMMUNITY BANKS, INC.
CONSOLIDATED STATEMENTS OF INCOME
Three Months and Nine Months Ended September 30, 2007 and 2006
(Unaudited)
Table
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Interest Income
Interest and fees on loans	$17,815,768	$21,768,673	$55,840,058	$60,827,003
Interest and dividends on taxable securities	1,385,261	742,694	3,580,787	2,118,388
Interest on tax-exempt securities	206,823	29,482	605,014	29,482
Interest on federal funds sold and other interest income	205,033	341,143	588,688	724,646
Total Interest Income	19,612,885	22,881,992	60,614,547	63,699,519

Interest Expense
Interest on deposits	8,714,215	7,880,959	25,482,911	21,406,336
Interest on borrowed funds	1,151,589	1,343,372	3,627,834	3,307,624
Total Interest Expense	9,865,804	9,224,331	29,110,745	24,713,960

Net Interest Income	9,747,081	13,657,661	31,503,802	38,985,559

Provision for loan losses	550,000	1,225,000	849,100	4,615,000

Net Interest Income After Provision for Loan Losses	9,197,081	12,432,661	30,654,702	34,370,559

Noninterest Income
Customer service fees	365,962	410,939	1,066,127	1,255,705
Secondary market loan fees	85,304	207,830	334,148	570,906
Gain on sale of other real estate	—	—	404,921	—
Other operating income	128,178	343,279	411,667	1,233,705
Total Noninterest Income	579,444	962,048	2,216,863	3,060,316

Noninterest Expenses
Salaries and employee benefits	2,680,307	2,336,964	8,089,199	6,935,967
Occupancy and equipment expense	641,986	649,177	1,855,593	1,701,155
Other operating expenses	1,174,226	776,067	2,890,973	2,327,748
Total Noninterest Expenses	4,496,519	3,762,208	12,835,765	10,964,870

Income before income taxes	5,280,006	9,632,501	20,035,800	26,466,005
Income tax expense	1,983,063	3,699,239	7,542,492	10,178,866

Net Income	$3,296,943	$5,933,262	$12,493,308	$16,287,139

Basic earnings per common share	$0.42	$0.75	$1.58	$2.06
Diluted earnings per common share	0.41	0.74	1.55	2.04

Cash dividends declared per common share	0.00	0.00	0.21	0.17

Weighted average common shares outstanding - basic	7,909,664	7,884,228	7,909,664	7,891,663
Weighted average common shares outstanding - diluted	8,045,938	8,006,168	8,041,134	7,996,978

        See notes to consolidated financial statements

FLORIDA COMMUNITY BANKS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Nine months Ended September 30, 2007
(Unaudited)

Table
	Common Stock	Paid-in Capital	Retained Earnings	Total

Balance at December 31, 2006	$79,096	$18,432,682	$72,055,536	$90,567,314

Cash dividends - Common $0.21 per share	—	—	(1,647,847)	(1,647,847)

Stock-based compensation expense	—	29,055	—	29,055

Net income - nine months ended September 30, 2007	—	—	12,493,308	12,493,308

Balance at September 30, 2007	$79,096	$18,461,737	$82,900,997	$101,441,830

        See notes to consolidated financial statements

FLORIDA COMMUNITY BANKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months Ended September 30, 2007 and 2006
(Unaudited)

Table
	Nine Months
	Ended September 30,
	2007	2006

Operating Activities
Net Income	$12,493,308	$16,287,139
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	849,100	4,615,000
Compensation associated with the issuance of options, net of tax	29,055	72,731
Gain on sale of other real estate owned property	(404,921)	—
Gain on disposal of premises and equipment…………….	(2,780)	—
Loss on disposal of premises and equipment	—	33,911
Depreciation, amortization, and accretion, net	772,053	832,490
Decrease (increase) in accrued interest receivable	1,501,558	(1,091,071)
Increase in accrued interest payable	1,104,926	545,109
(Increase) decrease in deferred tax asset, net	(3,637,978)	(1,469,053)
Other, net	2,487,170	1,362,723
Net Cash Provided By Operating Activities	15,191,491	21,188,979

Investing Activities
Purchase of investment securities held-to-maturity	(42,803,676)	(20,990,219)
Proceeds from pay-downs of investment securities held-to-maturity	5,813,206	4,069,380
Net (purchase)/sale of other investment securities	445,500	(267,200)
Net decrease (increase) in loans to customers	93,846,712	(99,479,668)
Proceeds from other investments	48,000	—
Proceeds from the sale of premises and equipment	12,536	—
Purchase of premises and equipment	(4,894,873)	(916,252)
Proceeds from the sale of other real estate owned	2,203,435	—
Net Cash Provided By (Used In) Investing Activities	54,670,840	(117,583,959)

Financing Activities
Net increase (decrease) in demand deposits, NOW accounts and savings accounts	(33,395,056)	34,175,519
Net increase (decrease) in certificates of deposits	(44,787,374)	75,376,067
Issuance/(repayment) of short-term borrowings	12,474,000	(24,988,000)
Repayments of other debt	—	67,279
Issuance of subordinated debentures	—	20,010,000
Net decrease in FHLB advances	(10,000,000)	(5,000,000)
Dividends paid	(1,647,847)	(1,373,286)
Net Cash (Used In) Provided By Financing Activities	(77,356,277)	98,267,579

Net (Decrease) Increase in Cash and Cash Equivalents	(7,493,946)	1,872,599

Cash and Cash Equivalents at Beginning of Period	20,612,342	32,368,349

Cash and Cash Equivalents at End of Period	$13,118,396	$34,240,948

        See notes to consolidated financial statements

        FLORIDA COMMUNITY BANKS, INC.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        September 30, 2007

        (Unaudited)

Table

Note A - Basis of Presentation

Florida Community Banks, Inc. (“FCBI” or the “Company”) is a bank holding company, which owns all of the common stock of Florida Community Bank (“Bank” or “FCB”) and special purpose business trusts organized to issue Trust Preferred Securities. The special purpose business trusts are not consolidated in the financial statements that are included elsewhere herein. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Some items in the September 30, 2006, financial information have been reclassified to conform to the September 30, 2007, presentation.

FCBI evaluates variable interests in entities for which voting interests are not an effective means of identifying controlling financial interests. Variable interests are those in which the value of the interest changes with the fair value of the net assets of the entity exclusive of variable interests. If the results of the evaluation indicate the existence of a primary beneficiary and the entity does not effectively disperse risks among the parties involved, that primary beneficiary is required to consolidate the entity. Likewise, if the evaluation indicates that the requirements for consolidation are not met and the entity has previously been consolidated, then the entity would be deconsolidated.

FCBI has investments in certain entities for which the Company does not have controlling interest. For these investments, the Company records its interest using the equity method with its portion of income or loss being recorded in other noninterest income in the Consolidated Statements of Income. The Company periodically evaluates these investments for impairment.

Note B - Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of
Note B – Critical Accounting Policies-Continued

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

Note C - Income Taxes

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board's ("FASB") Financial Interpretation No. (“FIN”) 48, Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109. FIN 48 requires the Company to record a liability, referred to as an unrecognized tax benefit ("UTB"), for the entire benefit when it believes a position taken in a past or future tax return has a less than 50% chance of being accepted by the taxing or adjudicating authority.  If the Company determines the likelihood of a position being accepted is greater than 50%, but less than 100%, the Company should record a UTB for the amount that it believes will not be accepted by the taxing authority. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Management has determined that there are no significant uncertain tax positions requiring recognition in the financial statements at the adoption date of January 1, 2007, nor did any arise for the period ending September 30, 2007.

The Company may from time to time be assessed interest or penalties by taxing authorities. Historically such assessments have been minimal and immaterial to the financial statements taken as a whole. It is the policy of the Company that these types of assessments be classified as income tax expense in the financial statements.

The effective tax rate of approximately 37.65% and 38.46% for the nine months ended September 30, 2007 and 2006, respectively, is more than the federal statutory tax rate for corporations; this is principally because of the effect of state income taxes, net of federal tax benefit.

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

The carrying amounts of securities as shown in the consolidated statements of financial condition and their approximate fair values at September 30, 2007 and December 31, 2006 were as follows:

	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Held-to-Maturity

September 30, 2007:
FHLB and FHLMC
agency notes	$18,492,511	$189,494	$19,905	$18,662,100
Municipal securities	20,603,551	44,288	112,484	20,535,355
Mortgage-backed securities	98,938,447	212,296	1,135,798	98,014,945

	$138,034,509	$446,078	$1,268,187	$137,212,400

December 31, 2006:
FHLB and FHLMC
agency notes	$12,530,776	$28,181	$43,207	$12,515,750
Municipal securities	16,765,363	136,498	19,021	16,882,840
Mortgage-backed securities	71,812,969	53,473	1,289,004	70,577,438

	$101,109,108	$218,152	$1,351,232	$99,976,028

The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2007.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

FHLB and FHLMC agency notes	$—	$—	$1,979,200	$19,905	$1,979,200	$19,905
Municipal securities	12,263,751	74,328	3,399,593	38,156	15,663,344	112,484
Mortgage-backed securities	34,137,157	253,539	47,833,081	882,259	81,970,238	1,135,798

Total	$46,400,908	$327,867	$53,211,874	$940,320	$99,612,782	$1,268,187

        FLORIDA COMMUNITY BANKS, INC.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        September 30, 2007

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

The Company believes all individual securities at September 30, 2007, that were in an unrealized loss position or impaired for the timeframes indicated above are deemed not to be other-than-temporary impairments. Substantially all of these positions are backed by 1-4 family mortgages and the unrealized loss of these securities is based solely on interest rate changes and not due to credit ratings. Management intends to hold these securities until maturity.

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

Note F - Segment Information

All of the Company’s offices offer similar products and services, are located in the same geographic region, and serve the same customer segments of the market. As a result, management considers all units as one operating segment and therefore feels that the basic financial statements and related footnotes provide details related to segment reporting.

Note G - Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which requires all stock-based payments to employees to be recognized in the income statement based on their fair

        FLORIDA COMMUNITY BANKS, INC.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        September 30, 2007

        (Unaudited)

Note G - Stock-Based Compensation - Continued

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

        FLORIDA COMMUNITY BANKS, INC.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        September 30, 2007

        (Unaudited)

Note H - Commitments and Contingencies - Continued

The following represents the Company’s commitments to extend credit and standby letters of credit as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31,2006

Commitments to extend credit	$109,055,000	$203,088,000
Standby and commercial letters of credit	1,871,000	2,427,000

Total commitments and contingencies	$110,926,000	$205,515,000

Florida Community Bank, as part of its retail mortgage loan production activities, routinely enters into short-term commitments to originate fixed rate loans. Most of the loans will be sold to third party correspondent banks upon closing. For those loans, the Company enters into individual forward sales commitments at the same time the commitment to originate are finalized. While the forward sales commitments function as an economic hedge and effectively eliminate the Company's financial risk of rate changes during the rate lock period, both the commitment to originate mortgage loans that will be sold and the commitment to sell the mortgage loans are derivatives, the fair values of which are essentially equal and offsetting, whereas the Company primarily acts as intermediary between the borrower and the ultimate lender.

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

Note I – Subsequent Events

On October 24, 2007, the Board of Directors declared a dividend payable on November 16, 2007, of $0.25 per share, to all shareholders of record as of November 2, 2007.  The Company also declared a stock split of 6 shares for each of the Company’s outstanding 5 shares of common stock on October 24, 2007, to stockholders of record on December 3, 2007.  the effect of this stock split has been retroactively reflected in the financial statements.  All references to weighted average shares outstanding and per share amounts included in the accompanying financial statements and notes reflect the stock split and its retroactive effects.

        FLORIDA COMMUNITY BANKS, INC.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        September 30, 2007

        (Unaudited)

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

        September 30, 2007

Table

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to assist an understanding of the Company’s financial condition and results of operations. This analysis should be read in conjunction with the consolidated financial statements and related notes appearing in Item 1 of the September 30, 2007, Form 10-Q, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

FINANCIAL CONDITION

September 30, 2007 compared to December 31, 2006

The Bank continued its operations concentrating in the origination of loans in southwestern Florida. As discussed more fully below, loans decreased 10.90% during the first nine months of 2007, while equity capital grew 12.01%. No significant changes in operating goals or policies occurred during 2007.

Loans

Loans comprised the largest single category of the Company's earning assets on September 30, 2007. Loans, net of unearned income, totaled 81.12% of total assets at September 30, 2007 compared to 85.52% of total assets at December 31, 2006. During the first nine months of 2007, loans decreased approximately $94.8 million, a big change compared to the approximately $99.8 million increase during the same time period last year. This dramatic change is attributed to the slow down in the real estate development market in Southwest Florida, which in turn has been impacted by the slow down in other areas of the country. Management believes that it may take another twelve to eighteen months for the real estate economy to revitalize and it is quite likely that loans will continue to decline further during this time period.

Investment Securities and Other Earning Assets

The investment securities portfolio is used to provide a source of liquidity, to serve as collateral for borrowings and to secure certain government deposits. Federal funds sold, at September 30, 2007 were about the same as they were at December 31, 2006 (approximately $100,000); at both times the bank was purchasing federal funds.Federal funds sold are the most liquid earning assets and are used to manage the daily cash position of the Company. Investment securities and other investment securities increased $36.5 million from December 31, 2006, and totaled $143.18 million at September 30, 2007.

Asset Quality

From December 31, 2006 to September 30, 2007, the Bank’s asset quality deteriorated from the stand point of more loans moving to a non-accrual status ($37.7 million increase for a total of $75.2 million) however, loans that are accruing but are 90 plus days past due declined ($11.1 million decrease for a total of $2.1 million). Other real estate owned property also declined during this time period, from $2.4 million down to $1.1 million. The ratio of loan loss allowance to total nonperforming assets (defined as non-accrual loans, loans past due 90 days or greater, restructured loans, non-accruing securities, and other real estate) deteriorated, decreasing from 24.90% to 17.76%. The percentage of nonperforming assets to total assets went up from 5.37% to 8.23%, and the percentage of nonperforming loans to total loans increased from 6.00% to 10.00%.

Management attributes the increase in nonperforming loans to the slow down in the real estate economy; these loans are generally well secured and no significant losses are anticipated. The allowance for loan losses as a percent of loans increased from 1.56% at December 31, 2006, to 1.80% at September 30, 2007. Management believes the allowance for loan losses to be adequate.

During the first nine months of 2007, net charge-offs totaled $475 thousand.

Deposits

Total deposits of $757.3 million at September 30, 2007, represented a decrease of $78.2 million or 9.36% from total deposits of $835.5 million at year-end 2006.  The decrease can also be attributed to the slow down in the real estate economy; with loan volume down the Bank is not actively seeking deposits or using brokered certificate of deposits to fund loan growth. At September 30, 2007, brokered and internet certificates of deposit totaled approximately $284.5 million; down from $393.9 million a year ago.

        FLORIDA COMMUNITY BANKS, INC.

        September 30, 2007

Shareholders’ Equity

Shareholders’ equity increased $10.9 million from December 31, 2006 to September 30, 2007, due to the retention of earnings; the Company paid a $0.25 per share cash dividend on June 1, 2007 which totaled $1.6 million. On September 30, 2007, the Company and the Bank exceeded the regulatory minimums and qualified as well-capitalized under the regulations of the Federal Reserve System, the State of Florida, and the FDIC.

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

The asset portion of the balance sheet provides liquidity primarily through maturities and the repayment of loan and investment principal. Loans that mature in one year or less equaled approximately $475.3 million at September 30, 2007, and approximately $15.6 million of investment repayments are expected within one year.

The liability portion of the balance sheet provides liquidity through deposits to various customers’ interest-bearing and non-interest-bearing deposit accounts, brokered and internet certificated of deposits. At September 30, 2007, the Bank had funds available through the purchase of federal funds from correspondent commercial banks up to an aggregate of $51.8 million and another $9 million available from the Federal Reserve Bank of Atlanta; the Company had $5 million available through a separate line with a commercial bank. The Bank also has available a credit line with the Federal Home Loan Bank of Atlanta of up to 15% of assets (approximately $141 million) of which $96 million was available and unused.  At September 30, 2007, the bank had unused collateral totaling approximately $54 million, thus limiting the advances potentially available to that amount.

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

FCBI Capital Trust II was established for two reasons; to increase the capital of the Bank ($8.5 million was injected into the Bank) and to potentially payoff the original $10,000,000 (Trust I) when it became callable (starting in July 2007); the interest rate on Trust II was much more favorable than that on Trust I. The Company has invested the excess funds; currently $8,500,000, in loans to help offset the cost of carrying the trust preferred securities. Management has decided to not pay off the original $10 million trust preferred security until the bank’s asset quality improves.

Regulatory authorities are placing increased emphasis on the maintenance of adequate capital.  In 1990, new risk-based capital requirements became effective. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet.  Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios.  The Company’s Tier I capital, which consists of common equity less goodwill plus qualifying Trust Preferred securities issued, amounted to $131.4 million at September 30, 2007. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and Trust Preferred securities not qualifying as Tier I capital. Tier I capital plus the Tier II capital components are referred to as Total Risk-Based capital and was $142.04 million at September 30, 2007.

Management will continue to monitor the Company's asset mix and the loan loss allowance, which are the areas most affected by the capital requirements.

        FLORIDA COMMUNITY BANKS, INC.

        September 30, 2007

RESULTS OF OPERATIONS

Three months ended September 30, 2007 and 2006

Summary

Net earnings of the Company for the three months ended September 30, 2007, totaled $3,296,943 compared to $5,933,262 for the same period in 2006, representing a 44.43% decrease. The decrease was due primarily to the increase in nonperforming loans (interest that was reversed and not accrued) over the same period a year ago; higher cost of funds; lower service charge income and higher salaries and other expenses.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company’s income.  Net interest income during the three months ended September 30, 2007, decreased $3.9 million or 28.63% from the same period in 2006. This decrease was due to the increase in nonperforming loans, a decrease in total loans outstanding and an increase in the bank’s cost of funds. Loan interest income decreased due to the increase in nonperforming loans and an overall decrease in loans in general. Interest expense increased due a change in the deposit mix from lower yielding checking and savings to higher yielding money market and certificate of deposits. Earning assets averaged $942.6 million during the third quarter of 2007 compared to $987.4 million in the third quarter of 2006, a decrease of $44.8 million; (average loans decreased $98.2 million). Average interest-bearing liabilities decreased $25.3 million, from $814.9 million during the third quarter of 2006 to $789.6 million during the same period in 2007, primarily due to the decrease in broker certificates of deposit.

The Company’s net interest margin for the three months ended September 30, 2007 was 4.10%, dropping 139 basis points from the third quarter last year (5.49%), due to the increase in nonperforming loans and the higher cost of funds.

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

The provision for loan losses was $550 thousand and $1.225 million for the three months ended September 30, 2007 and 2006, respectively. The decrease in provision was not only a result of revisions in the methodology used to calculate the allowance for loan losses, but also was due to the significant decrease in loans outstanding ($774.7 million at September 30, 2007 compared to $891.1 million last year). The components of the allowance for loan losses represent estimates based upon SFAS No. 5, Accounting for Contingencies, and SFAS No. 114, Accounting for Impairment of a Loan. SFAS No. 114 is applied to loans that are considered impaired. Under SFAS No. 114 a loan is impaired when, based on current information, it is probable that the loan will not be repaid according to its contractual terms, including both principal and interest. Management performs individual assessments of impaired loans to determine the existence and the extent of any loss exposure based upon the present value of expected future cash flows or based upon the estimated realizable collateral value where the loan is collateral dependent.

Loans charged off exceeded recoveries by approximately $111 thousand for the three months ended September 30, 2007, compared to $21 thousand for the three-month period ended September 30, 2006. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was 1.80% at September 30, 2007 and September 30, 2006.

Noninterest Income

Noninterest income for the three months ended September 30, 2007, was $579,444 compared to $962,048 for the same period of 2006, a decrease of $382.6 thousand or 39.77%. The decrease was primarily due to a reduction in service charges and fees from the Money Service Businesses that were closed out at the end of 2006 and the beginning of 2007; management made a business decision to close these accounts due the transaction and regulatory “risk” inherent in these accounts and estimates that it will loose approximately $1.2 million in revenue from this source in 2007. Income from the sale of mortgage loans in the secondary market was also down ($122.5 thousand) compared to last year.

Noninterest Expenses

Noninterest expenses for the three months ended September 30, 2007, were $4,496,519 reflecting a $734 thousand or 19.52% increase from the same period of 2006. The primary component of non-interest expense is salaries and benefits, which increased $343 thousand or 14.69%; the bank has added new staff as it positions itself to grow in the future; all the other expenses combined increased $391 thousand; of that total, the FDIC insurance assessment increased $213 thousand.

Income Taxes

The provision for income taxes of $1,983,063 for the three months ended September 30, 2007, decreased $1,716,176 compared to the same period of 2006, due to a decrease in pre-tax income. The effective tax rate for both periods is more than the statutory federal rate principally because of state income taxes, net of the federal tax benefit.

        FLORIDA COMMUNITY BANKS, INC.

        September 30, 2007

Nine Months Ended September 30, 2007 and 2006

Summary

Net earnings of the Company for the nine months ended September 30, 2007, totaled $12,493,308 compared to $16,287,139 for the same period in 2006, representing a 23.29% decrease. The decrease was due primarily to a decrease in loans outstanding, the higher level of nonperforming loans, the higher cost of funds, lower service charge income and higher salary and benefit expenses.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company’s net income.  Net interest income during the nine months ended September 30, 2007, decreased $7.5 million or 19.19% from the same period in 2006. Interest income on loans was down $4.99 million from a year ago due to lower outstanding balances and higher nonperforming loans; investment income was up $2.04 million due to an increase in securities purchased during this time period. Interest expense on deposits increased $4.08 million or 19.04% due to a change in the deposit mix and higher rates; interest expense on borrowed funds increased $320 thousand due to the increase in Trust Preferred securities. Earning assets averaged $959.1 million during the first nine months of 2007 compared to $960.7 million in 2006, a decrease of $1.6 million; average investments increased $52.2 million, while average loans decreased $47.8 million. Average interest-bearing liabilities increased from $787.3 million at the end of the third quarter of 2006 to $797.6 million at the end of the third quarter of 2007.  Money market accounts averaged $34.8 million higher in 2007 compared to 2006, reflecting an increase of 21.01%, while NOW and savings accounts averaged $15.5 million or 22.05% lower; average certificates of deposit decreased $8.1 million or 1.76%; average trust preferred securities increased $2.5 million or 3.20%.

The Company is in a less asset sensitive position than it was a year ago, with $204 million less in interest-earning assets subject to re-pricing than interest-bearing liabilities over a 12 month period. This change was brought about by management to lessen the negative impact to earnings that would result if rates were to fall. At September 30, 2007, the net interest margin was 4.39% compared to 5.43% last September. The decrease in the margin was due to the increase in nonperforming loans and the reversal of approximately $1.4 million in interest income on the non-accrual loans; plus the higher cost of funds. To protect the net interest margin in a declining rate environment, the Bank has floor rates on most of the variable rate loans, which will help to keep the margin from dropping too low or too fast. Management is also keeping the maturities on its brokered certificate of deposits short, which will enable the Bank to recover (lower its cost of funds) quicker than if the maturities were longer (more than 2 years).

Provision for Loan Losses

The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers adequate. This level is determined based upon the Bank’s historical charge-offs, management’s assessment of current economic conditions, the composition of the loan portfolio and the levels of non-accruing and past-due loans. The provision for loan losses was $849,100 for the nine months ended September 30, 2007 and $4,615,000 for the comparable period in 2006.  This decrease is due to revisions in the methodology used to calculate the reserve and to significantly lower loan balances.  Charge-offs exceeded recoveries by approximately $475 thousand during the first nine months of 2007 compared to $84 thousand during the same time period in 2006. The level of non-performing loans increased significantly (from $10.3 million to $77.5 million) during the period from September 30, 2006 to September 30, 2007; management does not anticipate any significant losses from these loans.

Noninterest Income

Noninterest income for the nine months ended September 30, 2007, was $2,216,863 compared to $3,060,316 for the same period of 2006, a decrease of 27.56%. The primary reason for the decrease came from a reduction in service charges and fees from the Money Service Businesses that were closed out at the end of 2006 and the beginning of 2007; management made a business decision to close these accounts due the transaction and regulatory “risk” inherent in these accounts and estimates that it will loose approximately $1.2 million in revenue from this source in 2007. Income from the sale of mortgage loans in the secondary market was also down ($237 thousand) compared to last year. Included in noninterest income for 2007 was a $405 thousand gain from the sale of OREO (other real estate owned) property.

Noninterest Expenses

Noninterest expenses for the nine months ended September 30, 2007, totaled $12,835,765 reflecting a 17.06% increasefrom the same period of 2006. The primary components of noninterest expenses are salaries and employee benefits, which increased $1.15 million for the nine months ended September 30, 2007, compared to the same period in 2006. This increasewas due to new staff positions that were added as the Bank positions itself for further growth in the future. Occupancy expenses (depreciation, maintenance, taxes, insurance, electricity, etc) increased $154 thousand. Other expenses (FDIC insurance, accounting fees, legal fees, advertising etc.) increased $563 thousand; FDIC insurance assessments that all banks are now being assessed (which will increase as deposits grow) increased $224 thousand and legal fees (which are expected to be lower in the future) increased $149 thousand.

Income Taxes

The provision for income taxes of $7,542,492 for the nine months ended September 30, 2007, decreased $2.6 million compared to the same period of 2006, due to lower pre-tax net income. The effective tax rate for both periods is more than the statutory federal rate principally because of state income taxes, net of the federal tax benefit.

Other Accounting Issues

Note J to the Financial Statements outlines the recently issued accounting pronouncements. The discussion is incorporated by reference herein.

        FLORIDA COMMUNITY BANKS, INC.

        September 30, 2007

Table

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

As of September 30, 2007, the Bank’s simulation analysis indicated that the Bank is at greatest risk in a sudden decreasing interest rate environment. This analysis assumes that rates will change suddenly on a specific date. The Company believes that in the near term short-term interest rates will more than likely move down, which will compress the bank’s net interest margin further. Management has taken steps to lessen the impact that falling rates would have by shortening the maturities of its certificate of deposits and extending the duration of its investment portfolio. The Bank is now in a less asset sensitive position that it was a year ago, with $204 million less in earning assets subject to re-pricing than interest bearing liabilities over a 12 month period. The Company's interim period simulation analysis is performed only at the Bank level as the risk exposure to the Company is primarily concentrated within the Bank's asset/liability mix.

The table following depicts the results of the simulation assuming a one and two percent decrease and increase in market interest rates.

	Estimated Fair Value of Financial Instruments
	Down 1 Percent	Up 1 Percent	Down 2 Percent	Up 2 Percent
	Dollars in Thousands
Interest-earning Assets
Federal funds sold and cash equivalents	$1,823	$1,823	$1,823	$1,823
Securities	147,303	134,521	153,252	127,831
Loans	768,123	765,756	771,433	763,723
Total Interest-earning Assets	917,249	902,100	926,508	893,377

Interest-bearing Liabilities
Deposits - Savings and demand	244,534	239,288	247,891	236,961
Deposits - Time	424,209	420,675	426,221	417,646
Other borrowings	58,427	57,386	59,292	56,995
Total Interest-bearing Liabilities	727,170	717,349	733,404	711,602

Net Difference in Fair Value	$190,079	$184,751	$193,104	$181,775

Change in Net Interest Income	$(2,086)	$2,428	$(3,879)	$4,048

        FLORIDA COMMUNITY BANKS, INC.

        September 30, 2007

Table
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

        September 30, 2007

Table

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

The Company’s subsidiary, Florida Community Bank (“Bank”), is subject to examinations by the Federal Deposit Insurance Corporation (“FDIC”) and the Florida Office of Financial Regulation (“OFR”). Following the 2006 OFR examination, the OFR requested the Bank to enter into a voluntary Cease and Desist Order due to issues raised in the examination primarily regarding compliance with the Bank Secrecy Act and other anti-money laundering laws and regulations (collectively, “BSA”), internal controls and credit administration. The Board and management believed that the Bank was compliant with BSA, had proper internal controls and adequate credit administration. The Board and management also believed that the criticisms raised in the examination did not warrant a voluntary Cease and Desist Order. The Board's and management's position was that the OFR's concerns could be best addressed through an informal agreement or corrective action plan. On October 18, 2006, the OFR filed an Administrative Complaint/Notice of Rights regarding its intent to issue an Order to Cease and Desist (Administrative Proceeding No. 0342-B-9/06). On November 7, 2006, the Bank, through its counsel, filed a Petition for Formal Administrative Hearing pursuant to Section 120.57, FloridaStatutes. Subsequent to a later examination by the FDIC no further administrative action was requested by the Bank. To resolve the pending litigation, the Bank and OFR entered into a Stipulation and Consent Agreement dated May 25, 2007 (the “Stipulation Agreement”). A copy of the Stipulation Agreement was included in the June 30, 2007 Form 10-Q as Exhibit 10.9. Management believes that it is addressing, or has addressed, all of the substantive items in, and is compliant with the Stipulation Agreement.

Item 1A - Risk Factors

Investing in our common stock involves risk. In addition to the other information set forth elsewhere in this Form 10-Q and the Risk Factors contained in our Form 10-K for the year ended December 31, 2006, the following factor relating to us and our common stock should be carefully considered in deciding whether to invest in our common stock:

The slowing real estate market may adversely affect our business.

    A significant portion of our loan portfolio consists of mortgages secured by real estate located in various markets including Collier and Lee Counties, Florida. Real estate values have come under pressure and real estate markets have recently slowed and have always been or may be further affected by, among other things, changes in national, regional or local economic conditions; fluctuations in interest rates and the availability of loans to potential purchasers; changes in the tax laws and other governmental statutes, regulations and policies; and acts of nature. If real estate prices continue to decline in any of these markets, the value of the real estate collateral securing our loans could be further reduced. Such a reduction in the value of our collateral could increase the number of non-performing loans and adversely affect our financial performance. Likewise, should real estate prices stabilize or improve the value of the real estate collateral securing our loans could stabilize or improve decreasing the number of non-performing loans and positively affecting our financial performance.

Item 5 - Other Information

In October 2007, the Company declared a stock split and issued 6 shares for each 5 shares outstanding of the Company's common stock. The effect of this stock split has been retroactively reflected in the Company's consolidated financial statements. All references to weighted average shares outstanding and per share amounts included in the consolidated financial statements and accompanying notes reflect the stock split and its retroactive effect.  Additionally, the Company declared a cash dividend payable on November 16, 2007 for stockholders of record on November 2, 2007 of $0.25 per share.

        FLORIDA COMMUNITY BANKS, INC.

        September 30, 2007

Table

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

10.9	Stipulation and Consent Agreement dated May 25, 2007 (included as Exhibit 10.9 to the Company’s Form 10-Q filed with the SEC on August 9, 2007, and incorporated herein by reference).

11	Statement re: computation of earnings per common share	29

14	Code of Ethics (included as Exhibit 99.1 to the Company's Form 8-K filed on March 3, 2003, and incorporated herein by reference.)

31.1	Chief Executive Officer - Certification of principal executive officer pursuant to the Exchange Act Rule 13(a)-14(a) or 15(d)-14(a).	30

31.2	Chief Financial Officer - Certification of principal financial officer pursuant to the Exchange Act Rule 13(a)-14(a) or 15(d)-14(a).	31

32.1	Chief Executive Officer - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32

32.2	Chief Financial Officer - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	33

[The remainder of this page intentionally left blank.]

        FLORIDA COMMUNITY BANKS, INC.

        September 30, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDA COMMUNITY BANKS, INC.

By: /s/ Stephen L. Price	November 9, 2007
Stephen L. Price	Date
President, Chief Executive Officer
And Chairman of the Board of Directors

/s/ Guy W. Harris	November 9, 2007
Guy W. Harris	Date
Chief Financial Officer