Form 10-K
period 2007-12-31
FLORIDA COMMUNITY BANKS INC
filed 2008-03-17
CIK 1170902

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________
Commission File No. 000-49734

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2007, was approximately $191,012,152.

The number of shares of the Registrant’s common stock, $0.01 par value, outstanding on March 10, 2008, was 7,709,261.

Document Incorporated by Reference

This statement has not been reviewed or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation.
Certain information required for Part III of this report is incorporated herein by reference to the Proxy Statement for the 2008 Annual Meeting of the Company’s stockholders

FLORIDA COMMUNITY BANKS, INC.

2007 Form 10-K Annual Report

PART I

ITEM 1.	BUSINESS

General

Florida Community Banks, Inc. ("FCBI") is a bank holding company, which owns all of the common stock of Florida Community Bank ("Bank" or "FCB") (in this report we refer to FCBI and the Bank collectively, as the "Company"), two special purpose business trust’s organized to issue Trust Preferred Securities and 50% of a partnership organized to build and lease an office building.  The special purpose business trusts are not consolidated in the financial statements that are included elsewhere herein.  FCBI is a Florida corporation registered with the Board of Governors of the Federal Reserve System as a bank holding company under the Bank Holding Company Act of 1956, as amended.  Through its subsidiary bank, FCBI is engaged in the commercial banking business in southwestern Florida with offices in Collier, Lee, Hendry and Charlotte counties. At December 31, 2007, FCBI had total assets of approximately $943 million, total deposits of approximately $754 million and stockholders' equity of approximately $98 million.

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

The Company employs approximately 181 persons and it believes that its relationship with these employees is good.

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

Facilities

The Bank's main office in Immokalee, Florida was purchased in 1962. At December 31, 2007, the Bank operated eleven branch offices; the new Caloosa branch opened on State Road 80 (east Fort Myers) in November 2007. The Bank intends to open three new branches in 2008; Ave Maria, Bonita Springs and North Port. The Lehigh Acres branch was acquired in 1996 as a result of the acquisition of Tri-County Bank of Lehigh Acres.  The Golden Gate branch operates in a facility leased in 1997, on a month-to-month basis, with adjustments made annually to the lease cost based on the Consumer Price Index.  The LaBelle branch was acquired as a result of the acquisition of Hendry County Bank by merger in 1998. The land for the Port Charlotte branch was purchased in 1998 and the branch opened in 1999 after construction was completed. The facility for the Ft. Myers branch is leased for 15 years (with renewal options after that period) and opened in 2000. The Bank owns the Punta Gorda branch and the underlying land is subject to a 99-year lease, which commenced in 2000. Land for a second Cape Coral branch was purchased in 2003 and the branch opened operations in January 2005. All of the branch facilities are in good condition.

Regulation

The Bank is subject to comprehensive regulation, examination and supervision by the Florida Office of Financial Regulation (“OFR”) and the FDIC, and is subject to other laws and regulations applicable to banks. Such regulations include limitations on loans to a single borrower and to the Bank's directors, officers and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital and liquidity ratios; the granting of credit under equal and fair conditions; disclosure of the costs and terms of such credit; and restrictions as to permissible investments. The Bank is examined periodically by both the OFR and the FDIC and submits periodic reports regarding its financial condition and other matters to each of them. Both the OFR and the FDIC have a broad range of powers to enforce regulations under their respective jurisdictions, and to take discretionary actions determined to be for the protection of the safety and soundness of the Bank, including the institution of cease and desist orders and the removal of directors and officers.

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

Dividend Restrictions.  In addition to dividend restrictions placed on the Bank by the FDIC based on the Bank's minimum capital requirements, the Florida Financial Institutions Code prohibits the declaration of dividends in certain circumstances.  Section 658.37 (Florida Statutes), prohibits the declaration of any dividend until a bank has charged off bad debts, depreciation and other worthless assets, and has made provision for reasonably-anticipated future losses on loans and other assets.  Such dividends are limited to the aggregate of the net profits of the dividend period, combined with a bank's retained net profits for the preceding two years.  A bank may declare a dividend from retained net profits that accrued prior to the preceding two years with the approval of the OFR.  However, a bank will be required, prior to the declaration of a dividend on its common stock, to carry 20% of its net profits for such preceding period to its surplus fund, until the surplus fund equals at least the amount of the bank's common and preferred stock then issued and outstanding.  In no event may a bank declare a dividend at any time in which its net income from the current year, combined with its retained net income from the preceding two years is a loss or which would cause the capital accounts of the bank to fall below the minimum amount required by law, regulation, order or any written agreement with the OFR or other state or federal regulatory agency.

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

Industry Factors

The commercial banking business can be affected by general business, economic and market conditions. Our business and earnings are affected by conditions that include short-term and long-term interest rates, inflation, deflation, money supply, fluctuations in both debt and equity capital markets and the strength of the U.S. and local economy.  The local economy can be affected by weather conditions that include but are not limited to tropical storms, hurricanes and below freezing temperatures. For example, an economic downturn that suddenly decreased property values, caused an increase in unemployment, or other events that negatively impact household and/or corporate customers could decrease ability to pay interest or principal on loans or cause a decrease in the demand for the Company's products and services.

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

The Company is subject to extensive governmental regulation. The regulations are designed for the protection of the depositors, federal deposit insurance funds, federal crimes prevention and the banking system as a whole. Federal and state law limits the Company's ability to declare and pay dividends. Also, failure to comply with laws, regulations or policies could result in sanctions by the regulatory agencies and damage to our reputation.  Changes to regulations, including changes in interpretation or implementation of statures, regulations or policies can have a substantial and unpredictable effect on the Company; refer to the discussions in Item 1 - Business and Note 11 - Regulatory Capital.

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

Our directors, if acting together, will be able to significantly influence all matters requiring approval by our shareholders, including elections of directors and the approval of mergers or other business combination transactions. Our executive officers and directors own approximately 1,178,000 shares, representing approximately 15% of the total number of shares outstanding. The interest of these shareholders may differ from the interests of our other shareholders, and these shareholders, acting together, will be able to influence all matters requiring approval by shareholders. As a result, these shareholders could approve or cause us to take actions of which you may disapprove or that may be contrary to your interests and those of other investors.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

There has been no established trading market for the Company's Common Stock, $.01 par value (the "Common Stock"), which has been traded inactively in private transactions. However, during the course of 2006 and 2007 several institutional brokers have been trying to make a market for our stock. Several large blocks of stock were traded in early 2006 when the closing price on E*Trade was between $21 and $26 per share and at the end of 2007 sold a significant amount of shares were traded when the closing price on E*Trade was listed at between $19 and $25 per share; management does not know the exact price that all these shares were traded at.

In October 2007, the Company issued 1.2 shares for 1.0 share stock split, thereby increasing the number of shares outstanding from 6,591,387 to 7,909,261.

Management has reviewed the limited information available as to the ranges at which the Common Stock has been sold and is aware of trades that occurred during 2006 and 2007.  To the best of management's knowledge, the last private trade in December was executed at a price of $29.00 per share; at the same time there was a brokered sale at $19.72 per share. E*TRADE had the stock listed at $20.75 per share at the close of business on December 31, 2007.  The per share price data regarding the Common Stock is provided for information purposes only and should not be viewed as indicative of the actual or market value of the Common Stock. The dividends paid on Common Stock (split-adjusted) during 2007 and 2006 are disclosed.

	Estimated Price Range Per Share		Dividends Declared on Common Stock
	High	Low	(Per Share)

2007 (Split Adjusted):
First Quarter	$29.58	$27.71	0.000
Second Quarter	29.79	29.38	0.210
Third Quarter	30.00	29.79	0.000
Fourth Quarter	30.00	19.72	0.210

	Estimated Price Range Per Share		Dividends Declared on Common Stock
	High	Low	(Per Share)

2006 (Split Adjusted):
First Quarter	$22.92	$19.10	0.000
Second Quarter	24.31	20.83	0.175
Third Quarter	26.74	22.92	0.000
Fourth Quarter	27.71	27.08	0.175

As of March 10, 2008, there were 7,909,261 shares of Common Stock outstanding held by approximately 1,200 shareholders of record.

The payment of future dividends will be at the sole discretion of the Company's board of directors and will depend on, among other things, future earnings, capital requirements, the general financial condition of the Company, and general business conditions.

The graph on the next page compares the Company's cumulative stockholder return on our common stock with: (i) SNL Financial LC's index for southeastern banks and bank holding companies listed on the Over-the-Counter Bulletin Board and Pink Sheets; and (ii) the NASDAQ Composite index for the period from December 31, 2002 to December 31, 2007, inclusive. The graph assumes an initial investment of $100 on December 31, 2002.

Total Return Performance
Florida Community Banks, Inc.
NASDAQ Composite
SNL South OTC-BB and Pink Banks Index
Index Value
600
500
400
300
200
100
0
12/31/02
12/31/03
12/31/04
12/31/05
12/31/06
12/31/07

		Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Florida Community Banks, Inc.	100.00	125.30	159.74	216.34	496.84	216.28
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL South OTC-BB and Pink Banks Index	100.00	133.88	156.22	178.93	208.63	178.86

Equity compensation plan

At their Annual Meeting, the Bank's shareholders adopted the 2002 Key Employee Stock Compensation Program ("Employee Program"), which was assumed by FCBI upon its acquisition of the Bank. Stock options granted under the Employee Program are generally granted with an exercise price equal to the fair market value of the Company's stock at the date of grant. Stock options generally vest over four years of continuous service and have a ten year contractual term. Certain options provide for accelerated vesting if there is a change of control (as defined in the plan), The following table reflects the number of shares to be issued upon the exercise of options granted under the Employee Program, the weighted-average exercise price of all such options, and the total number of shares of common stock reserved for the issuance upon the exercise of authorized, but not-yet-granted options, as of December 31, 2007.

Plan Category	Number of Securities to be Issued Upon the Exercise of Outstanding Options	Weighted-average Exercise Price of Outstanding Options	Number of Equity Securities Remaining Available for Future Issuance Under Equity Compensation Plan

Equity Compensation Plans
Approved by Shareholders	232,522	$10.19	88,485
Equity Compensation Plans
Not Approved by Shareholders	—	0.00	—

Total	232,522	$10.19	88,485

[The remainder of this page intentionally left blank]

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents on a historical basis selected financial data and ratios for the Company. All averages are daily averages.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands except per share data)

Earnings Summary:
Interest income	$77,417	$85,575	$57,788	$39,550	$33,520
Interest expense	38,390	34,365	17,385	9,200	10,081
Net interest income	39,027	51,210	40,403	30,350	23,439
Provision for loan losses	6,868	2,296	1,762	1,971	1,700
Net interest income after provision for loan losses	32,159	48,914	38,641	28,379	21,739
Noninterest income	2,828	3,916	3,914	3,808	2,729
Noninterest expense	17,664	15,069	12,933	12,251	10,980
Income before income taxes	17,323	37,761	29,622	19,936	13,488
Income taxes expense	6,414	14,615	11,404	7,694	5,091
Net income	10,909	23,146	18,218	12,242	8,397

Per Common Share Data:
(Retroactively adjusted for effects of stock dividends and stock splits)
Net income - basic	$1.38	$2.93	$2.31	$1.57	$1.08
Net income - diluted	1.36	2.90	2.29	1.55	1.07
Cash dividends declared per common share	0.42	0.35	0.29	0.24	0.11

Selected Average Balances:
Total assets	$982,935	$1,003,937	$791,418	$588,771	$513,583
Total loans	812,603	876,604	670,885	490,521	425,278
Securities	124,816	75,513	70,213	43,567	32,618
Earning assets	950,125	968,125	750,433	552,930	486,643
Deposits	790,483	831,112	640,504	483,135	411,084
Long-term borrowings	81,491	80,369	70,912	50,762	55,660
Shareholders' equity	98,387	80,113	62,280	48,365	38,867
Shares outstanding (split adjusted, in thousands)	7,909	7,890	7,885	7,804	7,804

Selected Period-End Balances:
Total assets	$942,674	$1,016,677	$907,082	$660,864	$525,508
Total loans	761,431	869,608	791,609	552,509	437,593
Securities	141,410	106,704	66,242	74,265	38,938
Earning assets	907,043	977,911	863,042	627,722	491,153
Deposits	753,658	835,462	737,256	520,585	423,284
Long-term borrowings	85,929	85,929	70,334	70,310	50,332
Shareholders' equity	98,205	90,567	70,076	52,928	42,086
Shares outstanding (split adjusted, in thousands)	7,909	7,909	7,885	7,804	7,804

Selected Ratios:
Return on average equity	11.09%	28.89%	29.25%	25.31%	21.60%
Return on average assets	1.11	2.31	2.30	2.08	1.63
Net interest margin	4.15	5.30	5.39	5.50	4.82
Allowance for loan losses to loans	2.40	1.56	1.46	1.77	1.84
Net charge-offs to average loans	0.26	0.03	0.00	0.05	(0.01)
Average equity to average assets	10.01	7.98	7.87	8.21	7.57

Cash Dividends Declared	$3,296	$2,747	$2,289	$1,883	$781

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to focus on significant changes in the financial condition and results of operations of the Company during the past three years. The discussion and analysis is intended to supplement and highlight information contained in the accompanying consolidated financial statements and the selected financial data presented elsewhere in this report.

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

General

The Company, through its subsidiary bank, conducts a commercial banking business, which consists of attracting deposits from the general public and applying those funds to the origination of commercial, consumer and real estate loans (including commercial loans collateralized by real estate). The Company's profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate paid and earned on these balances. Net interest income is dependent upon the Company's interest rate spread, which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest earning assets approximates or exceeds interest-bearing liabilities, any positive interest rate spread will generate interest income. The interest rate spread is impacted by interest rates, deposit flows and loan demand. Additionally, and to a lesser extent, the Company's profitability is affected by such factors as the level of non-interest income and expenses, the provision for loan losses and the effective tax rate. Non-interest income consists primarily of deposit account service charges and other customer service fees.  Non-interest expenses consist of compensation and benefits, occupancy-related expenses, and other expenses.

Summary

Net income for 2007 was $10,909,219, a 53% decrease from 2006 net income of $23,146,069. Net income for 2006 was $23,146,069, a 27% increase from 2005 net income of $18,218,031.  Net income for 2005 was $18,218,031, a 49% increase over 2004 net income.  Diluted net income per common share for 2007 was $1.36 compared to $2.90 in 2006 and $2.29 in 2005.

The increase in net income from 2004 through 2006 was primarily attributable to an increase in loan volume, which grew at an average rate of almost 26% over that time period. The decrease from 2006 to 2007 was primarily attributable to a 12% decrease in loan volume and a 126% increase in non-performing loans, both of which were due to the depressed real estate economy in Southwest Florida.
Earning Assets

During 2007, earning assets averaged $950 million, a decrease of $18 million (1.9%) from 2006. During 2006, earning assets averaged $968 million, an increase of $218 million (29.0%) over 2005. During 2005, earning assets averaged $750 million, an increase of $197 million (35.7%) over 2004.

The management of the Company considers many criteria in managing earning assets, including creditworthiness, diversification, maturity, and interest rate sensitivity. The following table sets forth the Company's interest-earning assets by category at December 31, in each of the last three years.

	December 31,
	2007	2006	2005
	(In thousands)

Interest-bearing deposits with banks	$1,868	$1,499	$5,003
Securities	141,410	106,704	66,242
Federal funds sold	2,334	100	188
Loans:
Real estate (1)	710,951	822,540	748,384
Commercial and other	50,480	47,068	43,225
Total loans	761,431	869,608	791,609

Interest-earning assets	$907,043	$977,911	$863,042

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

Average loans decreased $64 million (7.3%) in 2007 compared to 2006. The decrease in loans was a result of the depressed real estate economy that started slowing down during the latter half of 2006. Recognizing the impending slow down management tightened its lending standards, which resulted in fewer loans being made.

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

Average loans increased $180 million (36.8%) in 2005 compared to 2004. The increase in loans was a result of successful marketing efforts to originate real estate construction loans and other real estate loans. Loan growth for 2005 was funded primarily by issuance of brokered certificate of deposits, as well as by the growth in the bank's core deposits (demand deposits, money market and savings accounts).

The following table sets forth the balances in certain categories of loans at December 31 for each of the five years ending December 31, 2007.

Loan Portfolio

	December 31,
	2007		2006		2005		2004		2003
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)

Commercial, financial and agricultural	$42,718	5.60%	$41,575	4.77%	$37,309	4.69%	$51,378	9.26%	$45,274	10.31%
Real estate - construction	414,738	54.37	478,085	54.80	467,854	58.81	270,016	48.69	172,890	39.37
Real estate - mortgage	296,213	38.83	344,309	39.47	280,230	35.22	222,374	40.10	208,819	47.55
Consumer	6,112	0.80	6,275	0.72	7,502	0.94	8,086	1.46	10,665	2.43
Loans held-for-sale	—	0.00	146	0.02	300	0.04	576	0.10	—	0.00
Other	3,006	0.40	2,008	0.22	2,356	0.30	2,181	0.39	1,487	0.34
	762,787	100.00%	872,398	100.00%	795,551	100.00%	554,611	100.00%	439,135	100.00%

Unearned income	(1,356)		(2,790)		(3,942)		(2,102)		(1,542)
Allowance for loan losses	(18,309)		(13,590)		(11,523)		(9,791)		(8,067)

Net loans	$743,122		$856,018		$780,086		$542,718		$429,526

The following table shows the maturity distribution of selected loan classifications at December 31, 2007, and an analysis of those loans maturing in over one year:

Selected Loan Maturity and Interest Rate Sensitivity

	Maturity				Rate Structure for Loans Maturing Over One Year
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total	Predetermined Interest Rate	Floating or Adjustable Rate
	(Amounts in thousands)

Commercial, financial and agricultural	$31,229	$11,489	$—	$42,718	$3,860	$7,630
Real estate – construction	322,057	92,381	300	414,738	36,712	55,968

Total	$353,286	$103,870	$300	$457,456	$40,572	$63,598

For the purposes of this schedule, loans that have reached the fixed contractual floor rate are treated as having a pre-determined interest rate.

Securities Portfolio

The securities portfolio increased by $34.7 million or 32.5% from 2006 to 2007. The securities portfolio increased by $41 million or 62.3% from 2005 to 2006. The securities portfolio decreased by $8 million or 10.8% from 2004 to 2005. The increase in securities in 2007 and 2006 was done to make the portfolio less sensitive to falling interest rates, as well as to increase the bank’s liquidity position. The decrease in the securities portfolio from 2004 to 2005 was as a result of the normal pay downs during the year and the fact that no securities were purchased in 2005.

The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity through borrowings secured by that portfolio. On a daily basis, funds available for short-term investment are determined. Funds available for long-term investment are projected based upon anticipated loan and deposit growth, liquidity needs, pledging requirements, maturities of securities, and other factors. The Company holds two classifications of securities: "Held-to-Maturity" and "Other Investment Securities." Other Investment Securities are carried at cost at year-end 2007, 2006 and 2005. Held-to-Maturity securities are carried at amortized cost and represent the largest portion of the total securities portfolio. At December 31, 2007, 2006 and 2005 there were no material unrealized gains (losses) in the Other Investment Securities. At December 31, 2007, net unrealized gains (losses) in the Held to Maturity portfolio amounted to $689,941. At December 31, 2006 and 2005, net unrealized gains (losses) in the Held-to-Maturity portfolio amounted to $(1,133,080) and ($1,742,917), respectively.

The following table presents the carrying amounts of the securities portfolio at December 31, in each of the last three years.

Securities Portfolio

	December 31,
	2007	2006	2005
	(In thousands)

Held-to-Maturity:
FHLB and FHLMC agency notes	$18,491	$12,531	$1,997
State and Municipal securities	20,787	16,765	—
Mortgage-backed securities	96,532	71,813	59,036
Total Held-to-Maturity	135,810	101,109	61,033

Other Investment Securities	5,600	5,595	4,709

Total Securities	$141,410	$106,704	$65,742

[The remainder of this page intentionally left blank]

The following table indicates the respective contractual maturities and weighted average yields of securities (dollars in thousands). Taxable equivalent adjustments, using a 30 percent tax rate, have been made in calculating yields on the tax-exempt obligations.

Security Portfolio Maturity Schedule

	Maturing
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Amounts in thousands, except percentages)
Securities Held-to-Maturity

FHLB and FHLMC agency notes	$2,099	3.55%	$—	0.00%	$12,473	5.94%	$3,919	5.85%
State and Municipal securities	—	0.00	—	0.00	—	0.00	20,787	5.78
Mortgage-backed securities	—	0.00	—	0.00	2,236	3.96	94,296	5.04

Other Investment Securities

Other investment securities	—	0.00	—	0.00	—	0.00	5,600	4.43

Total Securities	$2,099	3.55	$—	0.00	$14,709	4.77	$124,602	5.16

There were no securities held by the Company of which the aggregate value at December 31, 2007, 2006 and 2005 exceeded ten percent of shareholders' equity at that date. (Securities, which are payable from, and secured by the same source of revenue or taxing authority, are considered to be securities of a single issuer. Securities of the U.S. Government and U.S. Government agencies and corporations are not included.)

Deposits and Borrowed Funds

Average deposits decreased $40.6 million (4.9%) in 2007 compared to 2006. Average deposits increased $191 million (29.8%) in 2006 compared to 2005. Average deposits increased $157.4 million (32.6%) in 2005 compared to 2004. In 2007, the largest growth area was again in money markets, which grew on average $27.7 million or 16.1%, however deposits on a whole declined due to the slowing economy; brokered certificate of deposits were reduced by approximately $56 million in 2007. In 2006, the largest growth area was in super money markets, which increased $72 million or 79.7% in total; broker certificate of deposits increased $45.1 million or 14.1% and local area certificate of deposits increased $18.4 million or 22.2%; non-interest and interest bearing demand deposits and savings and regular money markets decreased $37.5 million in total. In 2005, the largest growth area was in broker certificate of deposits, which increased $156.0 million or 103.2% in total; money market, non-interest and interest bearing demand deposits and savings increased $62.8 million in total.

The following table sets forth the Company's deposit structure at December 31 in each of the last three years.

	December 31,
	2007	2006	2005
	(In thousands)

Noninterest-bearing deposits:
Individuals partnerships and corporations	$ 59,415	$ 96,885	$ 122,897
U.S. Government and states and political subdivisions	7,213	8,127	2,537
Certified and official checks	6,007	4,469	4,126
Total noninterest bearing deposits	72,635	109,481	129,560

Interest-bearing deposits:
Interest - bearing demand accounts	25,749	40,624	46,520
Savings accounts	206,290	219,013	158,294
Certificates of deposit, less than $100,000	93,705	63,246	61,065
Certificates of deposit, more than $100,000	355,279	403,098	341,817
Total interest bearing deposits	681,023	725,981	607,696

Total deposits	$ 753,658	$835,462	$ 737,256

The following table presents a breakdown by category of the average amount of deposits and the weighted average rate paid on deposits for the periods indicated:

	Years Ended December 31,
	2007		2006		2005
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Noninterest bearing deposits	$86,371	0.00%	$122,354	0.00%	$129,326	0.00%
Interest-bearing demand deposits	31,934	0.87	42,533	0.88	42,745	0.47
Savings deposits	223,356	4.52	201,919	4.23	154,183	2.33
Time deposits	448,822	5.12	464,306	4.48	314,250	3.20

Total deposits	$790,483	4.22	$831,112	3.58	$640,504	2.16

At December 31, 2007, time deposits of $100,000 or greater aggregated approximately $355.3 million.  The following table indicates, as of December 31, 2007, the dollar amount of $100,000 or more time deposits by the time remaining until maturity (in thousands):

Maturities of Large Time Deposits
(In thousands)

Three months or less	$78,405
Over three through six months	94,936
Over six through twelve months	116,063
Over twelve months	65,875

Total	$355,279

At December 31, 2007, borrowed funds consisted of $85.9 million in long-term debt.  The Bank had $15,000,000 in unsecured lines to purchase federal funds and $50,000,000 in secured lines, of which $65,000,000 was available at December 31, 2007. The Bank had a separate line with the Federal Reserve Bank of Atlanta, secured by loans, which $9,000,000 was available, and the Company had a $5,000,000 line of credit with another financial institution that was available for borrowing purposes. At December 31, 2006, borrowed funds consisted of $694 thousand in short-term (overnight) borrowing and $85.9 million in long-term debt. At December 31, 2005 borrowed funds consisted of $25 million in short-term (overnight) borrowings and $70.3 million in long-term debt.

At December 31, 2007, the Bank had credit available of approximately $140 million with the Federal Home Loan Bank of Atlanta, of which $85 million was available and unused. The ability to utilize the remaining line is dependent on the amount of eligible collateral that is available to pledge to the Federal Home Loan Bank, which at December 31, 2007, was approximately $25 million. The line is secured by investment securities and residential real estate loans at December 31, 2007. At December 31, 2006, the Bank had credit available of approximately $151 million with the Federal Home Loan Bank of Atlanta, of which $96 million was available and unused. The ability to utilize the remaining line is dependent on the amount of eligible collateral that is available to pledge to the Federal Home Loan Bank, which at December 31, 2006, was approximately $33 million. The line is secured by residential and commercial real estate loans and investment securities at December 31, 2006. At December 31, 2005, the Bank had credit available of approximately $136 million with the Federal Home Loan Bank of Atlanta, of which $76 million was available and unused. The ability to utilize the remaining line is dependent on the amount of eligible collateral that is available to pledge to the Federal Home Loan Bank, which at December 31, 2005, was $40 million.

The following table sets forth the expected debt service for the next five years based on interest rates and repayment provisions as of December 31, 2007.

Maturities of Long-term Debt
(In thousands)

	Years Ended December 31,
	2008	2009	2010	2011	2012

Interest on indebtedness	$4,535	$4,449	$4,204	$4,122	$3,697
Repayment of principal	5,000	—	5,000	5,000	20,000

	$9,535	$4,449	$9,204	$9,122	$23,697

Capital Resources

Shareholders' equity increased $7.6 million to $98.2 million as of December 31, 2007, increased $20.5 million to $90.6 million as of December 31, 2006, and increased $17.2 million to $70.1 million as of December 31, 2005. The increase in shareholders' equity for 2007, 2006 and 2005 was attributable to net income, less dividends declared.

On June 21, 2002, FCBI Capital Trust I ("Trust I"), a Delaware statutory trust established by the Company, received $10,000,000 in proceeds in exchange for $10,000,000 principal amount of Trust I's floating rate cumulative trust preferred securities (the "preferred securities") in a trust preferred private placement. On May 12, 2006, FCBI Capital Trust II ("Trust II"), a Delaware statutory trust was established by the Company, received $20,000,000 in proceeds in exchange for $20,000,000 principal amount of Trust II’s floating rate cumulative trust preferred securities.  The proceeds of both the transactions were then used by the Trust’s to purchase an equal amount of floating-rate subordinated debentures (the "subordinated debentures") of the Company. The Company has fully and unconditionally guaranteed all obligations of the Trust’s on a subordinated basis with respect to the preferred securities.  The Company does not consolidate the FCBI Trust preferred securities and accounts for the debenture’s issues to the Trust’s as debt. Subject to certain limitations, the preferred securities qualify as Tier 1 capital.  The sole assets of the Trust’s are the subordinated debentures issued by the Company. Both the preferred securities of the Trust’s and the subordinated debentures of the Company each have approximately 30-year lives. However, both the Company and the Trust’s have a call option after five years, subject to regulatory capital requirements.

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

The table below summarizes these and other key ratios for the Company for each of the last three years.

Return on Equity and Assets

	December 31,
	2007	2006	2005

Return on average assets	1.11%	2.31%	2.30%
Return on average common equity	11.09	28.89	29.25
Dividend payout ratio	30.21	11.87	12.56
Average common shareholders' equity to average assets ratio	10.01	7.98	7.87

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

The table below illustrates the Company's regulatory capital ratios under federal guidelines at December 31, 2007, 2006 and 2005:

Capital Adequacy Ratios

	Statutory	Years ended December 31,
	Minimum	2007	2006	2005
		(Amounts in thousands)

Tier I Capital		$128,205	$120,567	$80,076
Tier II Capital		10,487	12,267	10,959
Total Qualifying Capital		$138,692	$132,834	$91,035
Risk Adjusted Total Assets (including off-balance sheet exposures)		$831,138	$980,017	$876,172
Adjusted quarterly average assets		$958,338	$1,023,119	$893,741
Tier I Capital Ratio	4.00%	15.43%	12.30%	9.14%
Total Capital Ratio	8.00	16.69	13.55	10.39
Leverage Ratio	4.00	13.38	11.78	8.96

Information on the Bank capital ratios appears in Note 12 to the consolidated financial statements contained elsewhere herein.

On December 31, 2007, the Company and the Bank exceeded the regulatory minimums and qualified as well capitalized institutions under the regulations.

Liquidity Management

Liquidity is the ability of a company to convert assets into cash without significant loss and to raise funds by increasing liabilities. Liquidity management involves having the ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Additionally the Parent Company requires cash for various operating needs including dividends to shareholders, the servicing of debt, and the payment of general corporate expenses. The primary source of liquidity for FCBI is dividends from the subsidiary bank. At December 31, 2007, the subsidiary bank could have paid additional dividends to FCBI of approximately $30 million while continuing to meet their regulatory requirements. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.

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

The liability portion of the balance sheet provides liquidity through various interest bearing and non-interest-bearing deposit accounts. The Bank had $65,000,000 and $54,306,000 of federal funds available at December 31, 2007 and 2006, respectively and the Company had $5,000,000 of credit line available at December 31, 2007 and 2006. The Bank also had available as a source of financing, a line of credit with the Federal Home Loan Bank of Atlanta of which $85,000,000 and $96,000,000 was available and unused at December 31, 2007 and 2006, respectively, subject to the availability of assets to pledge to secure such borrowings.  The Bank also has available a line of credit with the Federal Reserve Bank of Atlanta totaling $9,000,000 for December 31, 2007, subject to the availability of assets (loans) to pledge to secure such borrowings.

Contractual Obligations

The Company has various contractual obligations that they must fund as part of their normal operations. The following table shows aggregate information about their contractual obligations, including interest, and the periods in which payments are due. The amounts and time periods are measured from December 31, 2007.

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt	$155,808	$9,535	$13,653	$32,820	$99,800
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	13,651	739	1,940	2,012	8,960
Time Deposits	465,268	380,695	77,450	7,123	—

Total	$634,727	$390,969	$93,043	$41,955	$108,760

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

The following table shows interest sensitivity gaps for different intervals as of December 31, 2007.

Interest Rate Sensitivity Analysis
(In thousands)

	0-30	31-90	91-365	1-5	Over 5
	Days	Days	Days	Years	Years	Total

Interest-earning assets (1)
Loans	$501,844	$66,072	$74,027	$8,127	$213	$650,283
Securities and federal funds sold	5,700	—	4,533	55,216	78,295	143,744
Interest-bearing deposits in banks	1,868	—	—	—	—	1,868
	509,412	66,072	78,560	63,343	78,508	795,895
Interest-bearing liabilities (2)
Demand deposits (3)	8,583	8,583	8,583	—	—	25,749
Savings deposits (3)	68,763	68,763	68,764	—	—	206,290
Time deposits	31,916	71,181	264,467	81,420	—	448,984
Short-term borrowings	—	—	—	—	—	—
Long-term borrowings	—	10,000	5,000	20,000	50,929	85,929
	109,262	158,527	346,814	101,420	50,929	766,952

Interest sensitivity gap	$400,150	$(92,455)	$(268,254)	$(38,077)	$27,579	$28,943

Cumulative interest sensitivity gap	$400,150	$307,694	$39,441	$1,364	$28,943

Ratio of interest-earning assets to Interest-bearing liabilities	4.66	0.42	0.23	0.62	1.54

Cumulative ratio	4.66	2.15	1.06	1.00	1.04

Ratio of cumulative gap to total interest-earning assets	0.503	0.387	0.050	0.002	0.036
_________________________
(1)	Excludes nonaccrual loans. Securities maturities are based on projected re-payments at current interest rate levels.
(2)	Excludes matured certificates, which have not been redeemed by the customer and on which no interest is accruing.
(3)
Interests bearing demand and savings deposits are assumed to be subject to movement into other deposit instruments in equal amounts during the 0-30 day period, the 31-90 day period, and the 91-365 day period.

The above table indicates that in a decreasing interest rate environment, like the one we are currently in, the Company's earnings may be negatively affected in the short-term (0-30 days) by the higher amount of interest earning assets compared to interest bearing-liabilities that will re-price lower, but positively affected in the slightly longer-term, (31-365 days) due to interest-bearing liabilities re-pricing faster than earning assets. The opposite would likely be true in a rising rate environment. As seen in the preceding table, for the first 30 days of re-pricing opportunity there is an excess of earning assets over interest-bearing liabilities of approximately $400 million, but by the 365th day the excess of interest-bearing assets over liabilities has declined to approximately $39 million. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread and the level of interest-bearing assets and liabilities may change, thus impacting net interest income. It should be noted that a matched interest-sensitive position by itself does not ensure maximum net interest income.

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

Net interest income decreased approximately $11.9 million (23.2%) to $39.4 million in 2007 compared to 2006. Net interest income increased approximately $10.8 million (26.7%) to $51.3 million in 2006 compared to 2005. Net interest income increased approximately $10.1 million (33.1%) to $40.5 million in 2005 compared to 2004. The decrease in 2007 is primarily due to a decrease in average loans outstanding and an increase in non-performing loans; the increase’s in the preceding years was primarily due to increased volume in average loans outstanding during the periods.

Interest income was $77.8 million in 2007, which represented a decrease of $7.9 million (9.2%) over 2006. Interest income was $85.7 million in 2006, which represented an increase of $27.8 million (48.0%) over 2005. Interest income was $57.9 million in 2005, which represented an increase of $18.3 million (46.2%) over 2004. The primary reason for the decrease in interest income in 2007 was the decrease in loans and rates during the year, combined with an increase in non-performing loans; average loans outstanding decreased approximately $64 million; the prime rate decreased 100 basis points during the last four months of the year (from 8.25% down to 7.25%) and non-performing loans averaged $52.2 million for the year, with almost $2 million in interest income reversed. Security income increased $2.9 million, partially offsetting the $7.9 million decrease in loan income. The reason for the significant increase in interest income in 2006 was the tremendous loan growth that carried over from 2005 into the beginning of 2006; the average loan volume increased approximately $206 million compared to $180 million in 2005; also rates were significantly higher in 2006 than 2005. The reason for the significant increase in interest income in 2005 was the tremendous growth in the loan volume during the year (average loans increased $180.4 million compared to $65.2 million in 2004); this combined with an increase in the loan rates (prime), and the loans coming off of their floors, resulted in the higher income. During 2004 and to a lesser extent 2003, the higher interest income from loans was the effect of contractual limits on the lowest level to which variable rate loans could decline ("floors").  While floors on interest rates in loan contracts were beneficial in the low-rate environment, when rates started to rise in 2004 and continued to rise in 2005 the loan rates did not immediately increase with each rate increase until the loan rates got above their floors. There was no impact to the net interest margin due to rate floors in 2007, however if rates continue to decrease in 2008 loan rates will start to hit their floors, which will slow down the decrease in the net interest margin.

Interest income on securities increased $2.9 million (83.9%) from 2006 to 2007. The increase was due to the purchase of approximately $90 million in securities ($44 million in 2007) over the course of the past 18 months. In 2006 management decided to increase the securities portfolio with securities that would provide some interest rate protection when rates declined. Interest income on securities increased $575 thousand (19.9%) from 2005 to 2006. The increase was due to approximately $46 million in new securities purchased at higher yields. Interest income on securities increased $1.3 million (77.7%) from 2004 to 2005. The increase was as a result of the approximately $30 million in securities that were purchased at the end of 2004.

Interest income, other than loans and securities, decreased by $108 thousand in 2007, increased by $464 thousand in 2006, and increased by $66 thousand in 2005. In 2007, the average amount invested in fed funds sold decreased by approximately $3.3 million. In 2006, the average amount invested in fed funds sold increased by approximately $7.7 million. In 2005, the average amount invested in fed funds sold declined by approximately $10 million, however, the average rates increased significantly during the year offsetting the effects of the volume decline.

Total interest expense increased by $4 million (11.7%) in 2007, increased by $17 million (97.7%) in 2006, and increased by $8.2 million (88.9%) in 2005. The increase in interest expense in 2007 was primarily due to the changes in rates compared to 2006; with the loans decreasing in 2007, the average balance in deposits and borrowed funds decreased as well by approximately $38.8 million.  The increase in interest expense in 2006 was caused by higher rates and a $199.5 million increase in average interest bearing liabilities. There was also significant change in the deposit mix with lower cost deposits (non-interest checking, now, savings and regular money market accounts) decreasing and the higher cost deposits (super money market and certificate of deposits) increasing. The increase in interest expense in 2005 was caused by the increase in rates during the year and the significant increase in volume (average interest bearing liabilities increased $152.2 million in 2005 compared to $38.2 million in 2004).

The trend in net interest income is commonly evaluated by measuring the average yield on earning assets, the average cost of funds, and the net interest margin. The Company's average yield on earning assets (total interest income divided by average interest earning assets) decreased 7.5% in 2007 to 8.19% compared to 8.85% in 2006 and 7.71% in 2005.  The impact of the non-performing loans, combined with the decrease in prime rate during the last quarter had a negative affect on the yield. Higher rates in 2006 (the prime rate increase 17 times from June 2004 through June 2006) and the increases in the loan and security volumes resulted in these year over year increases for 2006 and 2005.  In line with the national interest rate markets, the Company's average cost of funds (total interest expense divided by average interest bearing liabilities) increased to 4.85% in 2007, from 4.32% in 2006 and from 2.92% in 2005. The increase in 2007 was due to the change in deposit mix referred to above and higher rates that did not start to come down appreciably until the very end of the year.

The Bank's net interest margin (net interest income divided by average interest earning assets) decreased in 2007 to 4.15% compared to 5.30% in 2006 and 5.39% in 2005. The decrease in 2007 was due to the significant increase in non-performing loans and increase in the cost of funds. The decrease in 2006 was caused by the increase in the cost of funds and the negative impact that the increase in non-performing loans had on interest income (See the Non-Performing section). The decrease in 2005 was caused by the increase in the cost of funds and the negative impact that the loan floor rates had on the yield during the first half of the year. The opposite was true during the years 2003 thru 2004 when the floor rates helped to stabilize the drop in loan yields caused by the drop in the prime rate, which resulted in lower deposit rates (cost of funds) during that time period.

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

Average Balances, Interest Income/Expense and Yields/Rates
Taxable Equivalent Basis

	Years Ended December 31,
	2007			2006			2005
	Average Balance	Interest Income/ Expense	Average Yields/ Rates	Average Balance	Interest Income/ Expense	Average Yields/ Rates	Average Balance	Interest Income/ Expense	Average Yields/ Rates
	(Dollars in thousands)
Assets:
Earning assets:
Loans, net of unearned income (1)(2)	$812,603	$70,812	8.71%	$876,604	$81,474	9.29%	$670,885	$54,709	8.15%
Securities:
Taxable	104,565	5,194	4.97	71,353	3,221	4.51	70,213	2,883	4.11
Tax-exempt (2)	20,251	1,164	5.75	4,160	237	5.70	—	—	0.00
Total securities	124,816	6,358	5.09	75,513	3,458	4.58	70,213	2,883	4.11
Interest-bearing deposits in other banks	1,311	71	5.42	1,266	66	5.21	2,288	78	3.41
Federal funds sold	11,395	573	5.03	14,742	686	4.65	7,047	210	2.98
Total interest-earning assets (2)	950,125	77,814	8.19	968,125	85,684	8.85	750,433	57,880	7.71

Non-interest earning assets:
Cash and due from banks	11,765			19,433			24,710
Accrued interest and other assets	34,783			30,502			26,252
Allowance for loan losses	(13,738)			(14,123)			(9,977)

Total Assets	$982,935			$1,003,937			$791,418

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Demand deposits	$31,934	278	0.87%	$42,533	376	0.88%	$42,745	203	0.47%
Savings deposits	223,356	10,104	4.52	201,919	8,548	4.23	154,183	3,600	2.33
Time deposits	448,822	22,999	5.12	464,306	20,817	4.48	314,250	10,061	3.20
Total deposits	704,112	33,381	4.74	708,758	29,741	4.20	511,178	13,864	2.71

Long-term borrowings	81,491	4,672	5.73	80,369	4,347	5.41	70,912	3,021	4.26
Short-term borrowings	6,201	336	5.42	5,518	277	5.02	13,019	500	3.84
Total interest-bearing Liabilities	791,804	38,389	4.85	794,645	34,365	4.32	595,109	17,385	2.92

Non interest-bearing liabilities:
Demand deposits	86,371			122,354			129,326
Accrued interest and other liabilities	6,373			6,825			4,703
Shareholders' equity	98,387			80,113			62,280
Total Liabilities and Shareholders' Equity	$982,935			$1,003,937			$791,418

Net Interest Income/Net Interest Spread		39,425	3.34%		51,319	4.53%		40,495	4.79%

Net yield on earning assets			4.15%			5.30%			5.39%

Taxable Equivalent adjustments (2):
Securities		350			71			—
Loans		48			38			22
Total taxable equivalent Adjustment		398			109			22

Net interest income		$39,027			$51,210			$40,473
_________________________
(1)	Average loans include nonaccrual loans. All loans and deposits are domestic.
(2)
Tax equivalent adjustments on securities and loans exempt from income taxes have been based on an assumed tax rate of 30 percent, and give effect to the disallowance for federal income tax purpose of interest expense related to certain tax-exempt earning assets.

The following tables set forth, for the years ended December 31, 2007, 2006 and 2005, a summary of the changes in interest income and interest expense resulting from changes in interest rates and in changes in the volume of earning assets and interest-bearing liabilities, segregated by category. The change due to volume is calculated by multiplying the change in volume by the prior year’s rate. The change due to rate is calculated by multiplying the change in rate by the prior year’s volume. The change attributable to both volume and rate is calculated by multiplying the change in volume by the change in rate. Figures are presented on a taxable equivalent basis.

Rate/Volume Variance Analysis
Taxable Equivalent Basis

	Average Volume			Change in Volume		Average Rate
	2007	2006	2005	2007-2006	2006-2005	2007	2006	2005
	(Dollars in thousands)
Earning assets:

Loans, net of unearned income (1)(2)	$812,603	$876,604	$670,885	$(64,001)	$205,719	8.71%	9.29%	8.15%

Securities
Taxable	104,565	71,353	70,213	33,212	1,140	4.97	4.51	4.11
Tax exempt (2)	20,251	4,160	—	16,091	4,160	5.75	5.70	0.00
Total Securities	124,816	75,513	70,213	49,303	5,300	5.09	4.58	4.11

Interest-bearing deposits with other banks	1,311	1,266	2,288	45	(1,022)	5.42	5.21	3.41
Federal funds sold	11,395	14,742	7,047	(3,347)	7,695	5.03	4.65	2.98
Total Earning Assets (2)	$950,125	$968,125	$750,433	$(18,000)	$217,692	8.19	8.85	7.71

Interest-Bearing Liabilities
Deposits:
Demand deposits	$31,934	$42,533	$42,745	$(10,599)	$(212)	0.87	0.88	0.47
Savings	223,356	201,919	154,183	21,437	47,736	4.52	4.23	2.33
Time certificates	448,822	464,306	314,250	(15,484)	150,056	5.12	4.48	3.20
Total Deposits	704,112	708,758	511,178	(4,646)	197,580	4.74	4.20	2.71

Long-term borrowings	81,491	80,369	70,912	1,122	9,457	5.73	5.41	4.26
Other borrowings	6,201	5,518	13,019	683	(7,501)	5.42	5.02	3.84

Total Interest-Bearing Liabilities	$791,804	$794,645	$595,109	$(2,841)	$199,536	4.85	4.32	2.92

Net interest income/net interest spread						3.34	4.53	4.79

Net yield on earning assets						4.15	5.30	5.39

Net cost of funds						4.04	3.55	2.32

						Variance Attributed to
	Interest Income/Expense			Variance		2007			2006
	2007	2006	2005	2007-2006	2006-2005	Volume	Rate	Mix	Volume	Rate	Mix
	(Dollars in thousands)
Earning assets:
Loans, net of unearned income	$70,812	$81,474	$54,709	$(10,662)	$26,765	$(5,948)	$(5,085)	$371	$16,776	$7,645	$2,344
Securities:
Taxable	5,194	3,221	2,883	1,973	338	1,499	323	151	47	287	4
Tax exempt	1,164	237	—	927	237	917	2	8	—	—	237
Total securities	6,358	3,458	2,883	2,900	575	2,416	325	159	47	287	241
Interest-bearing deposits with other banks	71	66	78	5	(12)	2	3	-	(35)	41	(18)
Federal funds sold	573	686	210	(113)	476	(156)	55	(12)	229	118	129
Total earning assets	77,814	85,684	57,880	(7,870)	27,804	(3,686)	(4,702)	518	17,017	8,091	2,696

Interest-bearing liabilities:
Deposits:
Demand	278	376	203	(98)	173	(94)	(6)	2	(1)	175	(1)
Savings	10,104	8,548	3,600	1,556	4,948	908	586	62	1,115	2,927	906
Time certificates	22,999	20,817	10,061	2,182	10,756	(694)	2,975	(99)	4,804	4,028	1,924
Total deposits	33,381	29,741	13,864	3,640	15,877	120	3,555	(35)	5,918	7,130	2,829

Long-term borrowings	4,672	4,347	3,021	325	1,326	61	261	3	403	814	109
Short-term borrowings	336	277	500	59	(223)	34	22	3	(288)	154	(89)
Total interest-bearing liabilities	38,389	34,365	17,385	4,024	16,980	215	3,838	(29)	6,033	8,098	2,849

Net interest income/net interest spread	$39,425	$51,319	$40,495	$(11,894)	$10,824	$(3,901)	$(8,540)	$547	$10,984	$(7)	$(153)

(1)	Average loans include nonaccrual loans. All loans and deposits are domestic.
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

The allowance for loan losses represents management's assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as loan loss experience, the amount of past due and nonperforming loans, specific known risk, the status and amount of nonperforming assets, underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for potential credit losses.  Although recent historical loan losses have been minimal, a depressed real estate economy and a significant increase in non-performing loans during the year resulted in management charging off or writing down a portion of the principal on some loans and increasing the reserve in 2007. In 2006, management increased the reserve due to the slowing real estate economy and what was the beginning of the increase in non-performing loans. The increase in 2005 was as a result of the loan volume and the trend in loans that had been down graded during the latter half of the year.

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

Management believes that $18,309,279 on December 31, 2007, $13,590,000 on December 31, 2006 and $11,522,910 on December 31, 2005, in the allowance for loan losses were adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.

[The remainder of this page intentionally left blank]

The following table sets forth certain information with respect to the Bank's loans, net of unearned income, and the allowance for loan losses for the five years ended December 31, 2007.

Summary of Loan Loss Experience

	2007	2006	2005	2004	2003
	(Dollars in thousands)

Allowance for loan losses at beginning of year	$13,590	$11,523	$9,791	$8,067	$6,319
Loans charged off:
Commercial, financial and agricultural	734	35	131	209	139
Real estate - mortgage	1,485	118	—	85	10
Consumer	122	111	50	161	74
Total loans charged off	2,341	264	181	455	223

Recoveries on loans previously charged off:
Commercial, financial and agricultural	9	6	24	143	246
Real estate - mortgage	139	—	2	30	2
Consumer	44	29	125	35	23
Total recoveries	192	35	151	208	271

Net loans charged off (recovered)	2,149	229	30	247	(48)

Provision for loan losses	6,868	2,296	1,762	1,971	1,700

Allowance for loan losses at end of period	$18,309	$13,590	$11,523	$9,791	$8,067

Loans, net of unearned income, at end of period	$761,431	$869,608	$791,609	$552,509	$437,593

Average loans, net of unearned income, outstanding for the period	812,603	876,604	670,885	490,521	425,278

Ratio of net charge-offs to net average loans	0.26%	0.03%	0.00%	0.05%	(0.01)%

In evaluating the allowance, management also considers the historical loan loss experience of the Bank, the amount of past due and nonperforming loans, current and anticipated economic conditions, lender requirements and other appropriate information. From 2001 through 2002, management allocated the allowance for loan losses to specific loan categories based on an average of historical losses and the volume of each loan category.  In 2003, as presented following, management began to allocate the allowance for loan losses based on the level of nonperforming loans in each category. The change in method was due to the minimal historical loan losses on which to base the allocation.

In 2007, management identified $113.2 million in loans as being impaired as a result of the provisions of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan. While management believes that the vast majority of these loans have sufficient collateral, $1.7 million in principal write downs were necessary, and $8.6 million was specifically reserved for probable losses that were inherent in these loans.

[The remainder of this page intentionally left blank]

Management allocated the allowance for loan losses to specific loan categories as follows:

Allocation of Allowance for Loan Losses

	December 31,_
	2007		2006		2005		2004		2003
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)

Domestic loans:
Commercial, financial and agricultural	$455	5.60%	$649	4.78%	$724	6.28%	$271	9.26%	$22	10.31%
Real estate – mortgage and construction	17,783	93.60	12,842	94.50	10,757	93.36	9,512	88.89	8,039	86.92
Consumer	71	0.80	99	0.72	42	0.36	8	1.85	6	2.77
	$18,309	100.00%	$13,590	100.00%	$11,523	100.00%	$9,791	100.00%	$8,067	100.00%

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

The Bank had nonperforming assets at December 31, 2007, 2006, 2005, 2004, and 2003 of approximately $118,982,000, $54,582,000, $3,137,000, $10,012,000, and $22,269,000, respectively. While the increase in non-accrual loans can be attributed to the depressed real estate economy, management believes that the back log of cases going through bankruptcy court is partially to blame for the high number on the books at this time. Under normal circumstances, it usually takes a few months to go through bankruptcy proceedings, but today it’s taking anywhere from six months to a year or longer. So when we would normally have some loans going on and some coming off, we have them coming on and staying on for extended periods of time. Management anticipates that a significant number of loans will start coming off in 2008.

[The remainder of this page intentionally left blank]

The following table presents information concerning outstanding balances of nonperforming assets at December 31, 2007, 2006, 2005, 2004, and 2003.

Nonperforming Assets

	December 31,
	2007	2006	2005	2004	2003
	(Amounts in thousands, except ratios)

Nonaccruing loans	$ 111,147	$ 37,445	$ 194	$ 247	$ 9,727
Accruing loans 90 days or more past due	6,513	13,142	106	—	6,420
Restructured loans	257	1,592	634	7,562	—
Total nonperforming loans	117,917	52,179	934	7,809	16,147
Nonaccruing securities	—	—	—	—	—
Other real estate	1,065	2,403	2,203	2,203	6,122

Total	$118,982	$54,582	$3,137	$10,012	$ 22,269

Ratios:
Loan loss allowance to total nonperforming assets	0.154	0.249	3.673	0.978	0.362

Total nonperforming loans to total loans (net of unearned interest)	0.155	0.060	0.001	0.014	0.036

Total nonperforming assets to total assets	0.126	0.054	0.003	0.015	0.042

Noninterest Income

Noninterest income consists of revenues generated from a broad range of financial services and activities including fee-based services and profits and commissions earned through credit life insurance sales and other activities. In addition, gains or losses realized from the sale of fixed assets or other real estate owned are included in noninterest income. Total noninterest income decreased by $1.1 million (27.8%) for the year ended December 31, 2007, compared to 2006.  Fees earned on the money service businesses were down $1.08 million in 2007 due to the closing of all the “high risk” accounts at the end of 2006; fees from secondary market loan sales decreased $362 thousand due to the slowing real estate economy; a $405 thousand gain was earned on the sale of other real estate property in 2007. Total noninterest income increased by $2 thousand (0.05%) for the year ended December 31, 2006, compared to 2005. While service charges on deposits increased $212 thousand (14.5%), fees from secondary market loan sales decreased $221 thousand (22.7%) due to the slow real estate market in 2006. Fees related to the money service businesses increased $83 thousand (10.7%), but management closed all of the "high risk" accounts at the end of the year due to regulatory constraints and that income (approximately $860 thousand) did not occur in 2007. Total noninterest income increased by $106 thousand (2.78%) for the year ended December 31, 2005 compared to 2004. This increase is misleading due to approximately $1 million in gains that were recognized in 2004. Take away the gains and noninterest income actually increased $1.07 million or 38%. Total noninterest income increased by $1.05 million (39.6%) for the year ended December 31, 2004, compared to 2003 due primarily to the gain on the sale of other real estate owned of $589 thousand and a gain from the sale of the old drive-thru building in LaBelle of $415 thousand.

The table below sets forth the Company's noninterest income for the periods indicated.

				2006/2007	2005/2006
	Years Ended December 31,			Percent	Percent
	2007	2006	2005	Change	Change
	(Dollars in thousands)

Service charges on deposits	$1,332	$1,678	$1,466	(20.6)%	14.5%
Secondary market fees	389	751	972	(48.2)	(22.7)
Exchange fees	75	861	778	(91.3)	10.7
Bookkeeping fees	82	151	167	(45.7)	(9.6)
Income/gains on other real estate	405	—	—	100.0	0.0
Gain on sale of fixed assets	—	—	21	0.0	0.0
Safe deposit box rental	62	66	68	(6.1)	(2.9)
Other	483	409	442	16.6	(7.5)

	$2,828	$3,916	$3,914	(27.8)	0.1

Noninterest Expenses

From 2006 to 2007, noninterest expense increased $2.6 million (17.2%). Salaries and employee benefits in 2007 increased $1.1 million (11.5%) from 2006 to a total of $10.7 million. Approximately 50% of the increase was due to additional staff positions that were added during the year; the impact in 2007 of the staff hired in 2006 was approximately 15% of the increase; the remaining 35% of the increase or approximately $385 thousand can be attributed to the normal increases from year to year for salaries, benefits and insurance costs.

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

Occupancy and equipment expense increased $148 thousand (6.5%) from 2006 to 2007, increased $88 thousand (4.0%) from 2005 to 2006, and increased $476 thousand (27.5%) from 2004 to 2005. During 2007 occupancy expense increased primarily due to increases in building and equipment/software maintenance expenses and higher depreciation expense. During 2006 occupancy expense increased primarily due to higher equipment maintenance fees, higher depreciation and real estate taxes. During 2005 occupancy expense increased primarily due to increased insurance expense, building repairs due to hurricane damage in 2005, increases in depreciation and maintenance expense (due to additional equipment added) and increases to electricity and real estate taxes.

Expenses related to other real estate owned were $162 thousand in 2007, which included approximately $90 thousand in writedowns, compared to the $0 in 2006 and $126 thousand in 2005. While we were able to sell a $2.2 million property for a $405 thousand gain, we added $956 thousand in mostly smaller lot loans in 2007. Management believes that these expenses will increase in 2008 as more loans are foreclosed on; however, no significant gains or losses are anticipated at this time.

Other expenses were not significantly higher in 2007 compared to 2006 and 2005. Regulatory fees and assessments were significantly higher in 2007 as the FDIC started to assess banks again to maintain their reserve ratio between a designated range.  Due to the increase in non-performing loans, expenses related to these loans (legal fees, appraisals, insurance, real estate taxes, etc.) were also significantly higher.  Professional fees were higher due to an increase in legal fees related to the stipulation agreement with the OFR (see Item 3.  Legal Proceedings).  Increases in expenses related to telephone and software maintenance were due to system upgrades.  the other expenses were not significantly higher in 2007 compared to 2006 and 2005, with postage, courier and correspondent bank fees actually decreasing.

The table below sets forth the Company's noninterest expenses for the periods indicated.

				2006/2007	2005/2006
	Years Ended December 31,			Percent	Percent
	2007	2006	2005	Change	Change
	(Dollars in thousands)

Salaries and employee benefits	$10,712	$9,608	$7,851	11.5%	22.4%
Occupancy and equipment expense	2,442	2,294	2,206	6.5	4.0
Regulatory fees and assessments	740	252	202	193.7	24.8
Professional fees	639	461	405	38.6	13.8
Advertising	481	381	288	26.2	32.3
Non-performing loan expenses	409	75	66	445.3	13.6
Telephone	317	251	264	26.3	(4.9)
Software maintenance	210	149	141	40.9	5.7
ATM expense	207	178	188	16.3	(5.3)
Supplies	188	181	224	3.9	(19.2)
Courier fees	142	180	176	(21.1)	2.3
Director and committee fees	121	70	70	72.9	0.0
Postage	120	132	117	(9.1)	12.8
Correspondent bank fees	90	142	117	(36.6)	21.4
Dues and subscriptions	89	83	57	7.2	45.6
Other	757	632	561	19.8	12.7

Total	$17,664	$15,069	$12,933	17.2%	16.5%

Income Taxes

Income tax expense decreased $8.2 million (56.1%) to $6.4 million for the year ended December 31, 2007, increased $3.2 million (28.2%) to $14.6 million for the year ended December 31, 2006, increased $3.7 million (48.2%) to $11.4 million for the year ended December 31, 2005 and increased $2.6 million (51.1%) to $7.7 million for the year ended December 31, 2004.  The effective tax rate as a percentage of pretax income was 37% in 2007, 38.7% in 2006 and 38.5% in 2005. The statutory federal rate was 34 percent during 2007, 2006 and 2005. There is no current or pending tax legislation of which management is aware that if passed would have any material effect on the financial statements. For further information concerning the provision for income taxes, refer to Note 15, Income Taxes, of the "Notes to Consolidated Financial Statements."

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

	Percentage Increase (Decrease) in Interest Income/Expense Given Interest Rate Shifts
	Down 200 Basis Points	Up 200 Basis Points

For the Twelve Months after December 31, 2007
Projected change in:
Interest income	(14.81)%	17.32%
Interest expense	(23.17)	24.50
Net interest income	(7.67)	11.19

Recent Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilitie-Including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  We do not expect the adoption of SFAS No. 159 to have a significant impact on our consolidated financial statements.

In March 2007, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. We are currently evaluating EITF 06-10 but believe it will not have a material impact on our consolidated financial statements or disclosures.

In December 2007, the FASB issued proposed FASB Staff Position ("FSP") 157-b, “Effective Date of FASB Statement No. 157,” that would permit a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statement on an annual basis or more frequently, the effective date of application of Statement No. 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies Statement No. 157 in interim or annual financial statements before proposed FSP 157-b is finalized. The Company is currently evaluating the impact, if any, that the adoption of FSP 157-b will have on the Company’s financial statements.

On November 5, 2007, the SEC issued Staff Accounting Bulletin ("SAB") No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB 109 expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff’s views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, “Application of Accounting Principles to Loan Commitments.” Specifically, the SAB revises the SEC staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff’s views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect SAB 109 to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.”. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company does not expect the adoption of this statement to have a material effect on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company does not expect the adoption of this statement to have a material effect on the consolidated financial statements.

 [The remainder of this page intentionally left blank]

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by Regulation S-X and by Item 302 of Regulation S-K are set forth in the pages listed below.

FLORIDA COMMUNITY BANKS, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS

MANAGEMENT'S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system was designed to provide reasonable assurance to management and the Board of Directors as to the reliability of the Company's financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements in the Company's financial statements, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework.

Based on this assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

Schauer Taylor, P.C., an independent registered public accounting firm, has issued an audit report on the effectiveness of the Company's internal control over financial reporting, which is included herein.

/s/ Stephen L. Price	/s/ Guy W. Harris
Stephen L. Price	Guy W. Harris
Chairman, President and	Chief Financial Officer
Chief Executive Officer	March 17, 2008
March 17, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Florida Community Banks, Inc. and subsidiary:

We have audited the accompanying consolidated statements of financial condition of Florida Community Banks, Inc. and subsidiary (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. We have also audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Report on Internal Control Over Financial Reporting." Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Out audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Florida Community Banks, Inc. and subsidiary as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Florida Community Banks, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by COSO.

Birmingham, Alabama	/s/ Schauer Taylor, P.C.
March 17, 2008
Schauer Taylor, PC

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2007 AND 2006

	2007	2006
Assets
Cash and due from banks	$10,526,924	$19,013,130
Interest-bearing demand deposits with banks	1,868,391	1,499,212
Federal funds sold	2,334,000	100,000
Cash and Cash Equivalents	14,729,315	20,612,342

Securities held-to-maturity, fair value of $136,499,998 in 2007 and $99,976,028 in 2006	135,810,057	101,109,108
Other investments-securities	5,599,965	5,595,465
Other investments-partnerships	1,215,875	1,263,875
Loans held-for-sale	—	145,600

Loans, net of unearned income	761,430,961	869,462,473
Allowance for loan losses	(18,309,279)	(13,590,000))
Net Loans	743,121,682	855,872,473

Premises and equipment, net	21,095,408	14,455,093
Accrued interest	4,585,201	6,640,337
Foreclosed real estate	1,065,289	2,403,435
Deferred taxes, net	13,671,041	6,425,467
Other assets	1,779,929	2,154,231
Total Assets	$942,673,762	$1,016,677,426

Liabilities and Shareholders’ Equity

Liabilities

Deposits
Noninterest-bearing	$72,635,074	$109,481,282
Interest-bearing	681,023,280	725,980,218
Total Deposits	753,658,354	835,461,500

Short-term borrowings	—	694,000
Accrued interest	3,509,061	2,767,839
Deferred compensation	208,358	246,635
FHLB advances	55,000,000	55,000,000
Subordinated debentures	30,929,000	30,929,000
Other liabilities	1,163,952	1,011,138
Total Liabilities	844,468,725	926,110,112

Shareholders’ Equity
Preferred stock - par value $0.01 per share, 5,000,000 shares authorized, none issued and outstanding at December 31, 2007 and 2006	—	—
Common stock - par value $0.01 per share, 10,000,000 shares authorized, 7,909,261 shares issued and outstanding at December 31, 2007 and 2006	79,093	79,093
Paid-in capital	18,456,882	18,432,685
Retained earnings	79,669,062	72,055,536
Total Shareholders’ Equity	98,205,037	90,567,314

Total Liabilities and Shareholders’ Equity	$942,673,762	$1,016,677,426

See notes to consolidated financial statements

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Interest Income
Interest and fees on loans	$70,764,215	$81,434,704	$54,686,904
Interest and dividends on taxable securities	5,194,119	3,221,155	2,813,360
Interest on tax-exempt securities	814,007	166,262	—
Interest on federal funds sold	573,133	686,231	210,213
Interest on deposits in banks	70,790	66,177	78,047
Total Interest Income	77,416,264	85,574,529	57,788,524

Interest Expense
Interest on deposits	33,380,771	29,741,087	13,863,702
Interest on short-term borrowings	336,318	277,152	500,749
Interest on FHLB advances	2,313,438	2,492,831	2,308,069
Interest on subordinated debentures	2,359,063	1,853,679	712,617
Total Interest Expense	38,389,590	34,364,749	17,385,137

Net Interest Income	39,026,674	51,209,780	40,403,387

Provision for loan losses	6,867,600	2,296,270	1,762,000

Net Interest Income After Provision For Loan Losses	32,159,074	48,913,510	38,641,387

Noninterest Income
Customer service fees	1,414,400	1,678,478	1,465,639
Secondary market loan fees	388,816	750,686	972,349
Other operating income	1,024,988	1,487,078	1,475,698
Total Noninterest Income	2,828,204	3,916,242	3,913,686

Noninterest Expenses
Salaries and employee benefits	10,712,122	9,608,072	7,851,022
Occupancy and equipment expense	2,442,141	2,293,985	2,205,868
Expenses, write-downs, and losses on sale from other real estate owned	161,873	—	126,082
Investment security losses	7,816	—	—
Other operating expenses	4,340,416	3,167,277	2,750,343
Total Noninterest Expenses	17,664,368	15,069,334	12,933,315

Income before income taxes	17,322,910	37,760,418	29,621,758
Income tax expense	6,413,691	14,614,349	11,403,727

Net Income	$10,909,219	$23,146,069	$18,218,031

Earnings Per Common Share
Basic	$1.38	$2.93	$2.31
Diluted	1.36	2.90	2.29

Cash Dividends Declared Per Common Share	0.42	0.35	0.29

Weighted Average Shares Outstanding
Basic	7,909,261	7,890,427	7,885,735
Diluted	8,040,860	7,987,134	7,962,014

See notes to consolidated financial statements

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Years Ended December 31, 2007, 2006 and 2005

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total

Balance at December 31, 2004	$—	$78,085	$17,122,642	$35,726,972	$52,927,699

Net income - 2005	—	—	—	18,218,031	18,218,031
Comprehensive income	—	—	—	—	18,218,031

Sale of common stock	—	1,008	1,161,225	—	1,162,233
Stock-based compensation expense	—	—	56,783	—	56,783
Cash dividends – Common $0.29 per share	—	—	—	(2,288,964)	(2,288,964)

Balance at December 31, 2005	—	79,093	18,340,650	51,656,039	70,075,782

Net income – 2006	—	—	—	23,146,069	23,146,069
Comprehensive income	—	—	—	—	23,146,069

Stock-based compensation expense	—	—	92,035	—	92,035
Cash dividends – Common $0.35 per share	—	—	—	(2,746,572)	(2,746,572)

Balance at December 31, 2006	—	79,093	18,432,685	72,055,536	90,567,314

Net income – 2007	—	—	—	10,909,219	10,909,219
Comprehensive income	—	—	—	—	10,909,219

Stock-based compensation expense	—	—	36,299	—	36,299
Cash paid in lieu of fractional shares			(12,102)	—	(12,102)
Cash dividends – Common $0.42 per share	—	—	—	(3,295,693)	(3,295,693)

Balance at December 31, 2007	$—	$79,093	$18,456,882	$79,669,062	$98,205,037

See notes to consolidated financial statements

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Operating Activities
Net income	$10,909,219	$23,146,069	$18,218,031
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,867,600	2,296,270	1,762,000
Depreciation, amortization, and accretion, net	1,024,050	1,093,979	1,181,656
Deferred tax benefit	(7,245,573)	(595,242)	(1,512,872)
Loss on sale of securities	7,816	—	—
Gain on disposition of other real estate owned property	(404,921)	—	—
Writedown on other real estate owned property	90,310	—	—
(Gain) loss on disposition of premises and equipment	(2,808)	33,911	(21,216)
Compensation associated with the issuance of options	36,299	92,035	56,783
Decrease (increase) in accrued interest receivable	2,055,136	(1,699,096)	(1,651,563)
Increase in accrued interest payable	741,222	368,559	991,717
Other, net	733,635	(1,230,584)	(157,099)
Net Cash Provided By Operating Activities	14,811,985	23,505,901	18,867,437

Investing Activities
Purchases of investment securities held-to-maturity	(43,971,875)	(46,020,950)	—
Proceeds from sales, maturities, calls and pay-downs of investment securities held-to-maturity	9,190,410	5,770,415	7,950,335
Proceeds from other investments	48,000	—	—
Purchases of other investments, net	(4,500)	(1,750,075)	(274,188)
Net decrease (increase) in loans to customers	104,927,592	(78,282,798)	(239,099,700)
Purchase of premises and equipment	(7,751,826)	(1,738,733)	(1,329,146)
Proceeds from disposition of premises and equipment	63,772	—	41,000
Proceeds from disposition of foreclosed real estate	2,608,456	—	—
Net Cash Provided By (Used In) Investing Activities	65,109,929	(122,022,141)	(232,711,699)

(Continued on following page)

See notes to consolidated financial statements

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Financing Activities
Net (decrease) increase in demand deposits, NOW accounts and savings accounts	$(64,443,555)	$34,697,815	$16,342,434
Net (decrease) increase in certificates of deposit	(17,359,591)	63,507,929	200,327,891
Net (decrease) increase in short-term borrowings	(694,000)	(24,294,000)	11,031,000
Issuance of FHLB advances	10,000,000	5,000,000	—
Repayments of FHLB advances	(10,000,000)	(10,000,000)	—
Increase (decrease) in other debt, net	—	(23,939)	23,939
Issuance of subordinated debentures	—	20,619,000	—
Sale of common stock	—	—	1,162,233
Costs associated with stock split-fractional share payout	(12,102)	—	—
Cash dividends	(3,295,693)	(2,746,572)	(2,288,964)
Net Cash Provided By (Used In) Financing Activities	(85,804,941)	86,760,233	226,598,533

Net (Decrease) Increase in Cash and Cash Equivalents	(5,883,027)	(11,756,007)	12,754,271

Cash and Cash Equivalents at Beginning of Year	20,612,342	32,368,349	19,614,078

Cash and Cash Equivalents at End of Year	$14,729,315	$20,612,342	$32,368,349

See notes to consolidated financial statements

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

Note 1 - Summary of Significant Accounting Policies

Florida Community Banks, Inc. ("FCBI") (a Florida corporation) and its wholly owned subsidiary, Florida Community Bank (the "Bank") (a Florida corporation) collectively referred to herein as the "Company," is headquartered in Immokalee, Florida. The Bank's main office is in Immokalee, Florida with ten additional branch offices in Southwest Florida; the Caloosa Shores branch was opened in November. The Company plans to open three new branches in 2008; a branch in the new town of Ave Maria, is scheduled to open in the late spring; a branch in Bonita Springs, in the Bonita Center and one in North Port in front of the new Home Depot, are both scheduled to open by the middle of the year. The Bank plans on moving its executive offices to the building in Ave Maria when it opens. The Bank provides a full range of banking services to individual and corporate customers in Charlotte, Collier, Glades, Hendry and Lee counties and the surrounding areas.

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

Significant Concentration of Credit Risk and Uncertainty

A significant portion of the company's loan portfolio consists of mortgages secured by real estate located in the Charlotte, Hendry, Glades, Collier and Lee County markets. Real estate values and real estate markets have been generally affected by the attention given by various news media to the national sub-prime market decline. The company does not engage in sub-prime lending, but the values securing our real estate loans have declined and valuations fluctuate on a regular basis. The result of the decline is an economic downturn for the area that has caused past due and non-accrual loans to be unusually high.  While management believes that it has established the allowance for loan losses in accordance with generally accepted accounting principles and has taken into account the current economic environment views and the views of banking regulators in recent interagency guidance, uncertainty exists about the valuation of collateral dependent loans. The uncertainty about the ability to determine a true fair market value in volatile real estate markets causes concern about significant estimates. It is therefore unclear if it is:  (a) at least reasonably possible that the estimate will change in the near term due to one or more future

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

Note 1 - Summary of Significant Accounting Policies - Continued

confirming events and (b) if the effect of the change would be material to the financial statements This general economic downturn has increased the number of non-performing loans and without recovery could adversely affect our financial performance.

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

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

Note 1 - Summary of Significant Accounting Policies - Continued

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

Other Investments

The Company has invested in selected equity instruments issued in the form of restricted stocks, common stock of special purpose trusts formed to issue trust preferred securities and non-controlling partnership interests. The restricted stocks and trust stocks are categorized as Other Investments - Securities and are accounted for under the cost method. These investments represent less than a 20% economic interest and have no readily ascertainable market value, however, management is not aware of any conditions that would require adjustments to the reflected carrying values. The investments categorized as Other Investments - Partnerships represent ownership interests by the Company in limited liability partnerships. The Company accounts for partnership interests using the cost method or equity method depending upon the Company's economic interest and ability to significantly influence operating and financing decisions. Management has determined that none of its partnership interests required consolidation as of December 31, 2007 and 2006.

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of aggregate cost or market. The cost of loans held-for-sale is the note amount plus certain net origination costs less discounts collected. Gains and losses resulting from changes in the market value of the inventory are netted. Any net gain that results is deferred; any net loss that results is recognized when incurred. The aggregate cost of loans held-for-sale at December 31, 2007 and 2006, approximates their aggregate net realizable value. Gains or losses on the sale of loans held-for-sale are included in other income.

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

A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. All other loans are categorized in homogeneous groups and are evaluated collectively; reserves are established based on their historical loss experience, which are adjusted for qualitative environmental factors.

Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral and an analysis of current economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. While management believes that it has established the allowance in accordance with generally accepted accounting principles and has taken into account the views of banking regulators and the current economic environment, there can be no assurance that in the future the Company's regulators or its economic environment will not require further increases in the allowance.

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

Note 1 - Summary of Significant Accounting Policies - Continued

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

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

Note 1 - Summary of Significant Accounting Policies - Continued

At the time of foreclosure, foreclosed real estate is recorded at the lower of the carrying amount or fair value less cost to sell, which becomes the property's new basis. Any write-downs based on the asset's fair value at date of acquisition are charged to the allowance for loan losses. After foreclosure, these assets are carried at the lower of their new cost basis or fair value less cost to sell. Costs incurred in maintaining foreclosed real estate and subsequent adjustments to the carrying amount of the property are included in income (loss) on foreclosed real estate. Costs incurred to complete, repair/renovate or make the property whole are to be capitalized.

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

On December 31, 2006, the Company adopted the recognition provision of Statement of Financial Accounting Standards ("SFAS") No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of SFAS Nos. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial condition and to recognize changes in that funded status in the year in which the changes occur in accumulated other comprehensive income. At December 31, 2007, the Company had a defined benefit postretirement plan, which is discussed further in Note 16 that met the recognition criteria of SFAS No. 158. Accordingly, at December 31, 2007, the Company determined the plans are non-qualified and unfunded and have been recorded as a liability of the Company at the present value of the future benefit obligation.

Advertising Costs

The Company's policy is to expense advertising costs as incurred. Advertising expense for the years ended December 31, 2007, 2006 and 2005 amounted to approximately $481,000, $381,000, and $288,000, respectively.

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

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

In June 2006, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. ("FIN") 48, Accounting For Uncertainty in Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with early adoption allowed. Accordingly, on January 1, 2007, the Company adopted the provisions of this interpretation. The adoption of this interpretation is not expected to have a material effect on the consolidated financial statements.

Stock-Based Compensation

On January 1, 2003, the Company adopted  SFAS No. 123, Accounting for Stock-Based Compensation, as provided by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 allowed for a prospective method of adoption of SFAS No. 123, whereby, the Company prospectively accounted for the current expensing of options granted during 2003 and thereafter. Options granted prior to 2003 have been accounted for under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and the related interpretations. The compensation cost recognized for stock options granted in 2005, 2006 and 2007 was calculated based on the fair value at the date of grant. In accordance with the transition provisions of SFAS No. 148, this compensation expense has been included in net income for all periods presented. The unrecognized compensation expense for options granted prior to 2004 was immaterial for the years ended December 31, 2007, 2006 and 2005. Accordingly, the pro forma basic and diluted earnings per share of the Company that would result from this unrecognized compensation are approximately the same as that reported. On January 1st of 2006, the Company adopted SFAS No. 123(R), Share-Based Payment which requires all stock-based payments to employees to be recognized in the income statement based on their fair values, the same method employed by the Company since January 1, 2003. The Company adopted SFAS No. 123(R) using the modified prospective transition method. The

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

Note 1 - Summary of Significant Accounting Policies - Continued

modified prospective transition method does not require the restatement of prior periods to reflect the fair value method of expensing stock-based compensation. SFAS No. 123(R) does require a cumulative effect adjustment of previously recognized compensation expense in order to estimate forfeitures for awards outstanding on the adoption date. The cumulative effect adjustment was immaterial.

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

Stock option expense was computed with the following weighted average assumptions as of the grant dates:

	Years Ended December 31,
	2007	2006	2005

Assumptions:
Average risk free interest rate	—	—	4.47%
Average expected volatility	—	—	13.00
Expected dividend yield	—	—	1.50
Expected life	—	—	8.0 Years

The Company estimates forfeitures at the date of grant based upon historical forfeitures and management's estimate of future forfeitures. Prior to the adoption of SFAS No. 123(R), forfeitures were recognized as they occurred.

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

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

	2007	2006	2005

Weighted average of common shares outstanding	7,909,261	7,890,427	7,885,735
Effect of dilutive options	131,599	96,707	76,279

Weighted average of common shares outstanding effected for dilution	8,040,860	7,987,134	7,962,014

In October 2007, October 2006 and October 2005, the Company issued 1.2-for-1.0 stock splits. All per share amounts included in these consolidated financial statements have been retroactively adjusted to reflect the effects of the 1.2-for-1.0 stock splits which occurred during 2007, 2006 and 2005.

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

In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods. The Company has no such items to be reclassified at December 31, 2007, 2006 and 2005.

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

Note 1 - Summary of Significant Accounting Policies - Continued

Statements of Cash Flows

The Company includes cash, due from banks and certain cash equivalents in preparing the consolidated statements of cash flows. The following is supplemental disclosure to the consolidated statements of cash flows for the three years ended December 31, 2007.

	Years Ended December 31,
	2007	2006	2005

Cash paid during the year for interest	$37,648,368	$33,996,190	$16,393,420
Cash paid during the year for income taxes, net	13,468,880	16,244,978	12,644,132

Non-cash Disclosures:

Loans transferred to foreclosed real estate during the year	955,599	200,000	—

Off-Balance Sheet Financial Instruments

In the ordinary course of business the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when funded.

The Bank has available as a source of financing a line of credit with the Federal Home Loan Bank of Atlanta ("FHLB") that is limited to 15% of assets (approximately $140,000,000 at December 31, 2007), of which approximately $85,000,000 was available and unused. The ability to utilize the remaining line is dependent on the amount of eligible collateral that is available to pledge to the FHLB. In addition, as a part of the borrowing agreement, the Bank is required to purchase FHLB stock (see Note 4).

The Bank also has available as a source of short-term financing the purchase of $65,000,000 ($50,000,000 of which is secured by investment securities) of federal funds from other commercial banks and commercial lines of credit. At December 31, 2007, the total amount available for short-term financing was $65,000,000.

The Bank also has available as a source of short-term financing, a line with the Federal Reserve Bank of Atlanta, which is secured by commercial loans. At December 31, 2007, the total amount available for short-term financing was $9,000,000.

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

Note 1 - Summary of Significant Accounting Policies - Continued

The Company has available a $5,000,000 line of credit with the Silverton Bank, (fka the Bankers Bank). This line is secured by 51% of the Bank's common stock and is due on demand by the lender. At December 31, 2007, $5,000,000 was available for additional funding.

Segment Information

All of the Company's offices offer similar products and services, are located in the same geographic region and serve the same customer segments of the market. As a result, management considers all units as one operating segment and therefore feels that the basic consolidated financial statements and related footnotes provide details related to segment reporting.

Reclassifications

Certain amounts in 2006 and 2005 have been reclassified to conform with the 2007 presentation.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilitie-Including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a significant impact on our consolidated financial statements.

In March 2007, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 06-10 “Accounting for Collateral Assignment Split - Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. We are currently evaluating EITF 06-10 but believe it will not have a material impact on our consolidated financial statements or disclosures.

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

Note 1 - Summary of Significant Accounting Policies - Continued

In December 2007, the FASB issued proposed FASB Staff Position ("FSP") 157-b, “Effective Date of FASB Statement No. 157,” that would permit a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statement on an annual basis or more frequently, the effective date of application of Statement No. 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies Statement No. 157 in interim or annual financial statements before proposed FSP 157-b is finalized. The Company is currently evaluating the impact, if any, that the adoption of FSP 157-b will have on the Company’s financial statements.

On November 5, 2007, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB 109 expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff’s views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, “Application of Accounting Principles to Loan Commitments.” Specifically, the SAB revises the SEC staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff’s views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect SAB 109 to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.”. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company does not expect the adoption of this statement to have a material effect on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company does not expect the adoption of this statement to have a material effect on the consolidated financial statements.

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

Note 2 - Restrictions on Cash and Due from Bank Accounts

The Bank is required by regulatory authorities to maintain average reserve balances either in vault cash or on deposit with the Federal Reserve Bank. The average amount of those reserves required at December 31, 2007 and 2006, were approximately $311,000 and $407,000, respectively.

Note 3 - Securities

The carrying amounts of securities held-to-maturity as shown in the consolidated statements of financial condition and their approximate fair values at December 31, 2007 and 2006 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities Held-to-Maturity

December 31, 2007:
FHLB and FHLMC agency notes	$18,491,643	$570,623	$9,166	$19,053,100
Municipal securities	20,786,520	63,186	88,627	20,761,079
Mortgage-backed securities	96,531,894	663,977	510,052	96,685,819

	$135,810,057	$1,297,786	$607,845	$136,499,998

December 31, 2006:
FHLB and FHLMC agency notes	$12,530,776	$28,181	$43,207	$12,515,750
Municipal securities	16,765,363	136,498	19,021	16,882,840
Mortgage-backed securities	71,812,969	53,473	1,289,004	70,577,438

	$101,109,108	$218,152	$1,351,232	$99,976,028

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

Note 3 - Securities - Continued

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2007 and 2006.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2007:
FHLB and FHLMC agency notes	$ —	$ —	$ 1,990,200	$ 9,166	$ 1,990,200	$ 9,166
Municipal securities	9,280,680	58,860	3,406,613	29,767	12,687,293	88,627
Mortgage-backed securities	4,090,572	5,487	47,845,717	504,565	51,936,289	510,052

	$13,371,252	$ 64,347	$ 53,242,530	$ 543,498	$ 66,613,782	$ 607,845

December 31, 2006:
FHLB and FHLMC agency notes	$ —	$ —	$ 1,955,200	$ 43,207	$ 1,955,200	$ 43,207
Municipal securities	3,422,888	19,021	—	—	3,422,888	19,021
Mortgage-backed securities	6,757,074	21,428	50,736,789	1,267,576	57,493,863	1,289,004
	$ 10,179,962	$ 40,449	$ 52,691,989	$ 1,310,783	$ 62,871,951	$1,351,232

FHLB and FHLMC Agency Notes - The unrealized losses on the Company's investments in FHLB and FHLMC agency notes were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2007.

Municipal Securities - The unrealized losses on the Company's investment in municipal securities were caused by interest rate changes. The contractual cash flows of these investments are guaranteed by various state and local government agencies. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2007.

Mortgage-Backed Securities - The unrealized losses on the Company's investment in mortgage-backed securities were caused by interest rate changes. The contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

Note 3 - Securities - Continued

market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2007.

The contractual maturities of securities held-to-maturity at December 31, 2007, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

Due in one year or less	$2,099,156	$2,039,990
Due after one year through five years	—	—
Due after five years through ten years	14,708,554	15,096,508
Due after ten years	119,002,347	119,313,500

	$135,810,057	$136,499,998

Mortgage-backed securities have been included in the maturity table based upon the guaranteed payoff date of each security.

There was a $7,816 net loss on the sale of eleven “odd lot” (small) mortgage-backed securities at the end of 2007, which were sold and replaced with one mortgage-backed security that could be used for pledging. There were no gross realized gains and losses from the sale of securities for the years ended December 31 2006 and 2005.

Dispositions through calls, maturities and pay-downs resulted in no net gain or loss during 2007, 2006 and 2005.

Investment securities pledged to secure public funds on deposit, FHLB advances and for other purposes as required by law amounted to approximately $119,124,000 and $43,053,000 at December 31, 2007 and 2006, respectively.

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

Note 4 - Other Investments

The carrying amounts of other investments as shown in the consolidated statements of financial condition at December 31, 2007 and 2006 were as follows:

Other Investments - Securities
	2007	2006

Federal Home Loan Bank stock	$4,291,800	$4,287,300
Independent Bankers Bank of Florida stock	308,058	308,058
Investment in FCBI Capital Trust I	310,000	310,000
Investment in FCBI Capital Trust II	619,000	619,000
Community Financial Services, Inc. stock	71,107	71,107

	$5,599,965	$5,595,465

Other Investments - Partnerships

	2007	2006

Investment in Capital Security Investors, LLC	$352,000	$400,000
Investment in AMD-FCB, LLP	863,875	863,875

	$1,215,875	$1,263,875

Other Investments - Securities - The aggregate carrying value of the Company's cost-method investments totaled $5,599,965 at December 31, 2007 and $5,595,465 at December 31, 2006. These investments were not evaluated for impairment because (a) the Company did not estimate the fair value of those investments in accordance with paragraphs 14 and 15 of SFAS No. 107 and (b) the Company did not identify any events or changes in circumstances that may have had a significant adverse effect on the fair value of those investments. The Company estimated that the fair value exceeded the cost of investments (that is, the investments were not impaired). Included in this amount are restricted investments in the Federal Home Loan Bank of Atlanta, Community Financial Services, Inc., and the Independent Bankers of Florida. The investments in FCBI Capital Trust I and Capital Trust II represent the Company's capitalization of newly-formed special purpose trusts created to issue preferred securities. These investments represent 100 percent of the common stock issued by the trust’s, however, in accordance with the provisions of FIN 46(R), these subsidiaries have not been consolidated into these consolidated financial statements since the Company is not considered the primary beneficiary (see Note 10).

Other Investments - Partnerships - The investment in Capital Security Investments, LLC, represents a 20% investment in a limited liability company with four other financial institutions for the purpose of buying trust preferred securities. The equity method is used to account for this partnership interest. The

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

Note 4 - Other Investments - Continued

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

Note 5 - Loans

The Company grants loans to customers primarily in Charlotte, Collier, Glades, Hendry and Lee Counties of Southwest Florida.

The major classifications of loans as of December 31, 2007 and 2006 are as follows:

	2007	2006

Commercial, financial, and agricultural	$42,718,370	$41,574,878
Real estate - construction	414,737,975	478,084,665
Real estate - mortgage	296,213,418	344,310,383
Consumer	6,111,974	6,275,352
Other	3,006,024	2,007,518
Total	762,787,761	872,252,796
Unearned income	(1,356,800)	(2,790,323)
Allowance for loan losses	(18,309,279)	(13,590,000)

Net loans	$743,121,682	$855,872,473

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

Note 5 - Loans - Continued

In addition to the major categories listed above, at December 31, 2007, the Company had a significant concentration in unimproved commercial land loans totaling approximately $224 million, of which $37.5 million is currently on nonaccrual.

Deposit overdrafts reclassified as loans and included in the other loan category amounted to $220,718 and $672,028, at December 31, 2007 and 2006, respectively.

Information about impaired loans as of and for the years ended December 31 is as follows:

	2007	2006

Impaired loans with a specific valuation allowance	$36,431,688	$4,453,562
Impaired loans without a specific valuation allowance	76,730,076	32,991,205

Total impaired loans	$113,161,764	$37,444,767

Related allowance on impaired loans	$8,635,084	$1,488,000
Total nonaccrual loans	111,146,557	37,445,000
Total loans past due 90 days or more and still accruing	6,513,000	13,142,000

	2007	2006	2005

Average monthly balance of impaired loans (based on month-end balances)	$52,233,405	$7,597,033	$1,061,913
Interest income recognized on impaired loans	5,118,250	1,676,649	3,412
Interest income recognized on the cash basis on impaired loans	5,118,250	1,676,649	—

For the years ended December 31, 2007 and 2006, the difference between gross interest income that would have been recorded in such period if the nonaccruing loans had been current in accordance with their original terms and the amount of interest income on those loans that was included in such period's net income was approximately $6,888,666, $2,491,750 and $14,000, respectively.

The Company has no commitments to lend additional funds to the borrowers of nonaccrual loans.

Net unamortized deferred loan fees and origination costs included in unearned income amounted to $1,356,800 and $2,790,323 as of December 31, 2007 and 2006.

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

Note 5 - Loans - Continued

Commercial and residential real estate loans pledged to secure FHLB advances and letters of credit amounted to approximately $20,500,000 and $33,300,000 at December 31, 2007 and 2006, respectively (see Note 10). Commercial real estate loans pledged to secure the Federal Reserve Bank line of credit amounted to approximately $12,200,000 and $13,780,000 at December 31, 2007 and 2006, respectively.

Note 6 - Allowance for Loan Losses

Changes in the allowance for loan losses for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005

Balance at beginning of year	$13,590,000	$11,522,910	$9,791,269

Charge-offs	(2,340,470)	(264,326)	(180,471)
Recoveries	192,149	35,146	150,112
Net (charge-offs) recoveries	(2,148,321)	(229,180)	(30,359)
Provision for loan losses	6,867,600	2,296,270	1,762,000

Balance at end of year	$18,309,279	$13,590,000	$11,522,910

Note 7 - Premises and Equipment

Premises and equipment as of December 31, 2007 and 2006 is as follows:

	2007	2006

Land	$4,993,070	$3,128,438
Land improvements	895,508	625,618
Building	13,983,175	10,842,765
Furniture and equipment	5,378,314	4,864,211
Automobiles	605,011	425,929
Construction in progress	2,857,300	1,468,560
	28,712,378	21,355,521
Accumulated depreciation	(7,616,969)	(6,900,428)

Premises and equipment, net	$21,095,409	$14,455,093

The provision for depreciation charged to occupancy and equipment expense for the years ended December 31, 2007, 2006 and 2005 was $951,351, $919,381, and $835,001, respectively.

Note 8 - Deposits

The aggregate amounts of time deposits of $100,000 or more, including certificates of deposit of $100,000 or more at December 31, 2007 and 2006 were $355,279,633 and $403,097,572, respectively. Time deposits of less than $100,000 totaled $93,704,639 and $63,246,291 at December 31, 2007 and 2006, respectively.

The maturities of time certificates of deposit and other time deposits issued by the Bank at December 31, 2007, are as follows:

Year Ending December 31,
2008	$367,564,220
2009	70,086,307
2010	4,597,793
2011	2,613,055
2012	4,122,897

$448,984,272

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

Note 9 - Short-term Borrowings

Short-term borrowings at December 31, 2007 and 2006 consist of the following:

	2007	2006

Federal funds purchased	$—	$694,000

Note 10 - Long-term Debt

At December 31, 2007 and 2006, the Company had long-term debt totaling $85,929,000 and $85,929,000, respectively.

Long-term debt consists of the following at December 31:

	2007 2006
Long-term FHLB advances, with varying maturities from May 2008 through December 2014, the interest rates have a variable base or are at a fixed rate between 3.77% to 6.18%, secured by real estate mortgage loans and pledged securities	$55,000,000	$55,000,000

Long-term subordinated debentures; interest rate prime plus 0.5%, the debenture has a 30-year life with a call option of 5 years, subject to regulatory approval	10,310,000	10,310,000

Long-term subordinated debentures; interest rate three month LIBOR plus 1.55%, the debenture has a 30-year life with a call option of 5 years, subject to regulatory approval	20,619,000	20,619,000

	$85,929,000	$85,929,000

In June 2002, the Company formed a wholly-owned Delaware statutory business trust, FCBI Capital Trust I, which issued $10,000,000 of guaranteed preferred securities representing undivided beneficial interests in the assets of the trust ("Trust Preferred Securities"). In May 2006, the Company formed another wholly-owned Delaware statutory business trust, FCBI Capital Trust II, which issued $20,000,000 of guaranteed preferred securities. The common securities of the both trusts are owned by the Company. The proceeds from the issuance of the Trust Preferred Securities ($30,000,000) and common securities ($929,000) were used by the trust to purchase $30,929,000 of junior subordinated deferrable interest debentures of the Company. The debentures, which bear interest at Prime rate plus 0.5% and three month LIBOR plus 1.55%

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

Note 10 - Long-term Debt - Continued

respectively, represent the sole asset of the trusts. The Company has fully and unconditionally guaranteed all obligations of the Trusts on a subordinated basis with respect to the Trust Preferred Securities. In accordance with the provisions of FIN 46(R), the Company accounts for the Trust Preferred Securities as a long-term debt liability to the Trust in the amount of $30,929,000. Subject to certain limitations, the Trust Preferred Securities qualify as Tier 1 capital.

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

Maturities of long-term debt following December 31, 2007, are as follows:

Year Ending December 31,
2008	$5,000,000
2009	—
2010	5,000,000
2011	5,000,000
2012	20,000,000
Thereafter	50,929,000

$85,929,000

Note 11 - Shareholders' Equity

At December 31, 2007 and 2006, shareholders' equity of the Company consisted of the following:

Preferred Stock: 5,000,000 shares authorized with a par value of $0.01 per share, nonvoting.

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

Stock splits:  In December 2005, the Company issued a 1.2 for 1.0 common stock split resulting in an increase in the number of outstanding shares by 903,864.  In October 2006, the Company issued a 1.2 for 1.0 common stock split resulting in an increase in the number of outstanding shares by 1,098,246. In October 2007, the Company issued a 1.2 for 1.0 common stock split resulting in an increase in the number of outstanding shares by 1,317,874.  All per share amounts included in these consolidated financial statements have been adjusted to give retroactive effect to the stock splits.

Note 12 - Regulatory Capital Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators, which if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its subsidiary bank must meet specific capital guidelines involving quantitative measures of the Company's and its subsidiary bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification under the prompt corrective guidelines are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), and Tier 1 capital to adjusted total assets (Tier 1 "leverage")(as defined). Management believes, as of December 31, 2007, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2007, the most recent notification from the applicable regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum Total capital, Tier 1 capital, and Tier 1 leverage ratios as disclosed in the following table. There are no changes in conditions or events since the most recent notification that management believes have changed the Bank's prompt corrective action category.

The Company’s subsidiary, Florida Community Bank (“Bank”), is subject to examinations by the Federal Deposit Insurance Corporation (“FDIC”) and the Florida Office of Financial Regulation (“OFR”). Following the 2006 OFR examination, the OFR requested the Bank to enter into a voluntary Cease and Desist Order due to issues raised in the examination primarily regarding compliance with the Bank Secrecy Act and other anti-money laundering laws and regulations (collectively, “BSA”), internal

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

Note 12 - Regulatory Capital Matters - Continued

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

[The remainder of this page intentionally left blank]

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

Note 12 - Regulatory Capital Matters - Continued

The Company's and the Bank's actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of December 31, 2007:

Total Capital Consolidated	$138,692	16.69%	$66,491	8.00%	N/A	N/A
Florida CommunityBank	128,841	15.64	65,894	8.00	$82,368	10.00%
Tier 1 Capital Consolidated	128,205	15.43	33,246	4.00	N/A	N/A
Florida Community Bank	118,448	14.38	32,947	4.00	49,421	6.00
Tier 1 Leverage Consolidated	128,205	13.38	38,334	4.00	N/A	N/A
Florida Community Bank	118,448	12.50	37,907	4.00	47,383	5.00

As of December 31, 2006:

Total Capital Consolidated	$132,834	13.55%	$78,401	8.00%	N/A	N/A
Florida CommunityBank	122,278	12.57	77,825	8.00	$97,282	10.00%
Tier 1 Capital Consolidated	120,567	12.30	39,201	4.00	N/A	N/A
Florida Community Bank	110,290	11.34	38,913	4.00	58,369	6.00
Tier 1 Leverage Consolidated	120,567	11.78	40,925	4.00	N/A	N/A
Florida Community Bank	110,290	10.90	40,456	4.00	50,570	5.00

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

Note 13 - Stock Option Plans

The Company has adopted the 2002 Key Employee Stock Compensation Program ("Employee Program"). The Employee Program provides for the granting of stock options generally with an exercise price equal to the fair market value of the Company's stock at the date of grant. The stock options generally vest over four years of continuous service and have a ten year contractual term. Certain options provide for accelerated vesting if there is a change of control (as defined in the plan). The following table reflects the number of shares to be issued upon the exercise of options granted under the Employee Program, the weighted-average exercise price of all such options, and the total number of shares of common stock reserved for the issuance upon the exercise of authorized, but not-yet-granted options, as of December 31, 2007.

Plan Category	Number of Shares to be Issued Upon the Exercise of Outstanding Options	Weighted-average Exercise Price of Outstanding Options	Number of Shares Remaining Available For Future Issuance Under Equity Compensation Plan

Equity Compensation Plans Approved by Shareholders	232,522	$10.19	88,485
Equity Compensation Plans Not Approved by Shareholders	—	0.00	—
	232,522	$10.19	88,485

Options to purchase Florida Community Banks, Inc. stock have been granted to directors, officers and employees under the Employee Program. Under the Employee Program, options may be granted to purchase up to a maximum of 388,591 common shares, as adjusted for all subsequent stock dividends and splits.

The stock options expire 10 years after the date of grant and are issued at an option price no less than the market price of the Company's stock on the date of grant. Options granted are generally exercisable at 40% after one year and in annual 20% increments thereafter.

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

Note 13 - Stock Option Plans - Continued

The following table summarizes the Company's stock option activity since December 31, 2006:

	Options	Weighted Average Exercise Price

Outstanding as of December 31, 2006	232,522	$10.19
Granted	—	0.00
Exercised	—	0.00
Cancelled/Forfeited	—	0.00

Outstanding as of December 31, 2007	232,522	10.19

Fully vested and exercisable as of December 31, 2007	206,855	9.56

The following tables provide additional information about the Company's stock options:

	2007	2006 2005

Weighted average grant date fair value of options granted	$—	$—	$5.93
Total intrinsic value of options exercised	—	—	468,789
Total fair value of options vested	518,854	844,484	1,810,676

	As of December 31, 2007
	Total Options Outstanding	Options Fully Vested and Expected to Vest	Options Fully Vested and Exercisable

Number	232,522	232,522	206,855
Weighted average exercise price	$10.19	$10.19	$9.56
Aggregate intrinsic value (in thousands)	2,455	2,455	2,315
Weighted average remaining contractual life (in years)	5.42	5.42	4.36

Total compensation cost for stock based compensation recognized under the fair value method for the years ended December 31, 2007, 2006 and 2005 was $36,299, $92,035, and $56,738, respectively, with related tax benefits of $7,529, $18,609, and $10,717, respectively.

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

Note 13 - Stock Option Plans - Continued

As of December 31, 2007, there was $22,531 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. This cost is expected to be recognized over a weighted-average period of approximately 2.0 years. Intrinsic value represents the difference between the closing stock price of the Company's common stock and the exercise price of the underlying stock options. Aggregate intrinsic value in a previous table represents the value that would have been received by option holders if they had exercised all stock options at December 31, 2007. The total intrinsic value of options exercised during the year ended December 31, 2007, was $0.

Note 14 - Other Operating Expenses

The major components of other operating expenses included in noninterest expenses at December 31, 2007, 2006 and 2005 are as follows (in thousands):

2007	2006 2005

Examination and assessment	$ 740	$ 252	$ 202
Professional fees	639	461	405
Promotions and public relations	481	381	288
Non-performing loan expenses	409	149	8
Telephone	317	251	264
Software maintenance	210	149	141
ATM expense	207	178	188
Supplies	188	181	224
Courier	142	180	176
Director's board and committee fees	121	70	70
Postage	120	132	117
Bank charges	90	142	117
Dues and subscriptions	89	83	57
Other	587	558	493

	$ 4,340	$ 3,167	$ 2,750

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

Note 15 - Income Taxes

Federal and state income taxes receivable as of December 31, 2007 and 2006 included in other assets, respectively, were as follows:

	2007	2006
Current:
Federal	$182,446	$338,120
State	36,426	71,136

The components of the deferred income tax asset included in other assets as of December 31, 2007 and 2006 are as follows:

	2007	2006

Deferred tax asset:
Federal	$12,003,921	$5,801,460
State	2,000,886	967,081
Total deferred income tax asset	14,004,807	6,768,541

Deferred tax liability:
Federal	(286,085)	(294,063)
State	(47,681)	(49,011)
Total deferred income tax liability	(333,766)	(343,074)

Net deferred tax asset	$13,671,041	$6,425,467

The tax effects of each type of income and expense item that gave rise to deferred taxes are:

	2007	2006

Allowance for loan losses	$7,049,072	$5,197,500
Nonaccrual loan interest income	6,140,905	—
Deferred loan fees	521,899	1,074,275
Write-down of other real estate owned	34,769	249,741
Accrued sick time	137,223	118,875
Directors benefit plan	80,218	94,955
Issuance of stock options	40,721	33,195
Depreciation	(333,766)	(343,074)

Net deferred tax asset	$13,671,041	$6,425,467

The Company did not establish a valuation allowance related to the net deferred tax asset due to taxes paid within the carryback period being sufficient to offset future deductions resulting from the reversal of these temporary differences.

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

Note 15 - Income Taxes - Continued

The components of income tax expense for the years ended December 31, 2007, 2006 and 2005 were as follows:

2007	2006 2005
Current
Federal	$11,665,883	$13,044,737	$11,071,080
State	1,993,381	2,164,855	1,845,519

Deferred
Federal	(6,210,437)	(510,062)	(1,296,782)
State	(1,035,136)	(85,181)	(216,090)

	$ 6,413,691	$ 14,614,349	$ 11,403,727

There were no material tax effects of securities transactions for the years ended December 31, 2007, 2006 and 2005.

The principal reasons for the difference in the effective tax rate and the federal statutory rate are as follows for the years ended December 31, 2007, 2006 and 2005.

	2007		2006		2005

Federal income tax at statutory rates	$6,063,019	35.0%	$13,216,146	35.0%	$10,367,615	35.0%
Add (deduct):
Tax-exempt income	(271,382)	(1.6)	(86,403)	(0.2)	(22,140)	(0.1)
State income tax, net of federal tax benefit	620,110	3.6	1,351,788	3.6	1,059,129	3.6
Other	1,944	—	132,818	0.3	(877)	—

	$6,413,691	37.0%	$14,614,349	38.7%	$11,403,727	38.5%

Note 16 - Benefit Plans

During the years ended December 31, 2007, 2006 and 2005, the Company had two qualified employee benefit plans: 1) a Profit Sharing Plan and 2) an ESOP. The plans cover substantially all employees, subject to similar eligibility requirements. The Company’s annual contribution to the Profit Sharing Plan is discretionary as determined by the board of directors. For the years ended December 31, 2007, 2006 and 2005, the Company’s contributions charged to operations for the Profit Sharing Plan amounted to $546,918, $526,813, and $511,518, respectively.  The Company’s annual contribution to the ESOP is discretionary as determined by the board of directors.  The Company’s contribution to the ESOP for 2007, 2006 and 2005 was $561,243, $533,895 and $442,101, respectively.

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

Note 16 - Benefit Plans - Continued

The Company also has a Director's Benefit Plan (the "Benefit Plan") covering certain directors. This plan was obtained resulting from a business combination that occurred in 1998.

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

The Company has determined that the following disclosures are relevant to the Benefit Plan, however, the plan is non-qualified and unfunded and has been recorded as a liability of the Company at the present value of the future benefit obligation. Payments to retired directors are funded through operations.

Net pension cost for the Director's Benefit Plan for 2007, 2006 and 2005 included the following components:

	2007	2006	2005

Service cost (benefit)	$(3,212)	$(315)	$(315)
Interest cost	20,205	23,488	26,489

Net periodic pension cost	$16,993	$23,173	$26,174

The following table sets forth the accumulated benefit obligation of the Director's Benefit Plan recognized in the Company's statements of financial condition at December 31, 2007 and 2006.

	2007	2006

Present value of benefit obligation:
Vested	$208,358	$246,635
Non-vested	—	—

Accumulated benefit obligation/pension liability	$208,358	$246,635

The weighted average discount rate used in determining present value of the projected benefit obligation for the Director's Benefit Plan was nine percent.

The aggregate benefit cost expected-to-be accrued for the year ending December 31, 2008, is $0.

The measurement date for the plan is December 31 of each year. There are no plan assets on which to compute long-term rates of return.

Expected benefit payments for the Benefit Plan following December 31, 2007, are as follows:

Year Ending December 31,
2008	$58,482
2009	58,482
2010	39,351
2011	21,750
2012	21,750
2013 - 2017	68,875

Total expected benefit payments	$268,690

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

Years Ended December 31, 2007, 2006 and 2005

Note 17 - Commitments and Contingencies - Continued

Loan commitments are made to accommodate the financial needs of the Company's customers. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Historically, most loan commitments and standby letters of credit expire unused.  The Company's exposure to credit loss in the event of nonperformance by the counter-party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. The estimated value of the collateral held to secure standby letters of credit at December 31, 2007, was approximately $4,474,000. The Company records a liability for the estimated fair value of standby letters of credit based on the fees charged for these arrangements. At December 31, 2007 and 2006 these recorded liabilities amounted to $94,557 and $25,822, respectively.

The approximate total amounts of loan commitments and standby letters of credit are summarized as follows at December 31:

	Contract or Notional Amount
	2007	2006

Loan commitments	$105,465,000	$203,088,000
Standby letters of credit	1,879,000	2,427,000

Total unfunded commitments	$107,344,000	$205,515,000

The Company, as part of its retail mortgage loan production activities, routinely enters into short-term commitments to originate fixed rate loans. Most of the loans will be sold to third party correspondent banks upon closing. For those loans, the Company enters into individual forward sale commitments at the same time the commitment to originate is finalized. While the forward sales commitments function as an economic hedge and effectively eliminate the Company's financial risk of rate changes during the rate lock period, both the commitment to originate mortgage loans that will be sold and the commitment to sell the mortgage loans are derivatives, the fair values of which are essentially equal and offsetting. The fair values are calculated based on changes in market interest rates after the commitment date. The notional amounts of these mortgage loan origination commitments and the related forward sales commitments were immaterial at December 31, 2007 and 2006. The unrealized gains/losses of the origination and sales commitments were not material at December 31, 2007 and 2006.

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

Note 17 - Commitments and Contingencies - Continued

The Company invested in a partnership, AMD-FCB, LLP (the "Partnership"), formed to build and lease an office building in which the Bank will lease space starting in 2008. In early 2007, the Partnership entered into a construction agreement with a third party bank. The Company and the other 50% partner have each guaranteed 50% of a construction loan totaling approximately $6,600,000. In addition, the Bank has entered into a 15 year lease agreement with the Partnership to lease 16,809 square feet of the building, approximately one-half. The annual lease payments are projected to be approximately $450,000, with annual increases based on the Consumer Price Index ("CPI") (see Note 20).

The Company also entered into lease agreements with North Port Gateway, LLC to lease office space for a branch in North Port, Florida, to be opened in mid 2008 and with Center of Bonita Springs, Inc. to lease office space for a branch in Bonita Springs, Florida. Annual lease payments are projected to be approximately $190,000 and $138,000 respectively, with annual increases based on the CPI.

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

The Company maintains its cash accounts at various commercial banks in the United States. The balances in commercial banks are insured by the FDIC up to $100,000. Total uninsured balances held at commercial banks amounted to $4,490,871 and $2,207,184 at December 31, 2007 and 2006, respectively.

Note 19 - Restrictions on Subsidiary Dividends, Advances and Loans

The Bank is subject to the dividend restrictions set forth by the State Banking Department (Florida). Under such restrictions, the Bank may not, without the prior approval of the State Banking Department, declare dividends in excess of the sum of the current year's earnings plus the retained earnings from the prior two years. For the year ending December 31, 2008, the Bank can declare dividends, without prior regulatory approval, of approximately $30,353,000 plus an additional amount equal to its net profits for 2008.

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

Note 20 - Leases

The Company leased facilities under non-cancelable operating leases during 2007, 2006 and 2005. The leases provide for renewal options and generally require the Company to pay maintenance, insurance and property taxes. For the years ended December 31, 2007, 2006 and 2005, rental expense for such leases was $197,348, $187,181 and $184,045, respectively. The Company leases land and premises for one of its locations from a director of the Company (see Note 22).

The Bank has also entered into three long-term operating leases for branch and office space in Ave Maria, Bonita Springs and North Port. The future minimum lease payments under these leases are projected to be approximately $450,000 annually or $7,753,000 over the course of the fifteen year lease term for Ava Maria, $138,000 annually or $1,537,000 over the course of the ten year lease term for Bonita Springs and $190,000 annually or $1,949,000 over the course of the ten year lease term for North Port; all the leases are subject to annual rate increases based on the CPI. The leases may be extended by two five year extension periods. Commencement of the Ave Maria, Bonita Springs and North Port leases are projected to be in the spring of 2008.  These leases have been included in the future minimum lease payments following.

Future minimum lease payments under non-cancelable operating leases at December 31, 2007, including the Ave Maria, Bonita Springs and North Port leases are as follows:

Year Ending December 31,
2008	$739,137
2009	961,495
2010	978,978
2011	996,871
2012	1,015,188
Thereafter	8,960,302

Total minimum lease payments	$13,651,971

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

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

Note 22 - Related Party Transactions

Loans: Certain directors, executive officers and principal shareholders, including their immediate families and associates were loan customers of the Company during 2007 and 2006. Such loans are made in the ordinary course of business at normal credit terms, including interest rates and collateral, and do not represent more than a normal risk of collection. A summary of activity and amounts outstanding are as follows:

	2007	2006

Balance at Beginning of Year	$4,554,238	$3,567,133
New loans	1,290,355	2,847,488
Repayments	(1,448,068)	(1,304,667)
Change in related parties	—	(555,716)

Balance at End of Year	$4,396,525	$4,554,238

Deposits: Deposits held from related parties were $9,038,314 and $10,029,740 at December 31, 2007 and 2006, respectively.

Other: The Company leases the land and premises of the Cypress Lake branch from a director. The lease was initiated in 2001 for a term of 15 years at an arms length fair rental. Noncancelable lease payments for the years ending December 31, 2008 through 2012 are $168,740, $172,958, $177,282, $181,714 and $186,257, respectively. The agreement provides for annual increases of 2.5 percent.

The Company, through the normal course of business, sells loan participations to certain directors and parties related to directors. The transactions are at arms length and do not have terms that are significantly different from other participations sold by the Company. The balance of participations sold to these parties at December 31, 2007 and 2006 was $4,584,969 and $6,177,314.

The Company invested as a 50% partner in a partnership, AMD-FCB, LLP, that will be constructing and leasing branch and office space to the Bank in 2008, for a term of 15 years at an arms length fair rental. The lease payments are projected to be $450,000 per year, subject to annual increases based on the CPI (see Notes 4 and 17).

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

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

Note 23 - Fair Value of Financial Instruments - Continued

The estimated fair values of the Company's financial instruments as of December 31, 2007 and 2006 are as follows:

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)		(in thousands)
Financial Assets
Cash and short-term investments	$14,729	$14,729	$20,612	$20,612
Securities	135,810	136,500	101,109	99,976
Other investments - securities	5,600	5,600	5,595	5,595
Other investments - partnerships	1,216	1,216	1,264	1,264
Loans held-for-sale	—	—	146	146
Loans	761,431	762,783	869,462	878,157
Accrued interest receivable	4,585	4,585	6,640	6,640

Financial Liabilities
Deposits	$753,658	$757,853	$835,462	$803,327
Short-term borrowings	—	—	694	694
Accrued interest payable	3,509	3,509	2,768	2,768
Long-term debt	85,929	87,088	85,929	85,929

Financial Instruments
Commitments to extend credit	$105,465	$1,055	$203,088	$2,031
Standby letters of credit	1,879	20	2,427	26

[The remainder of this page intentionally left blank.]

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

Note 24 - Condensed Parent Company Information

Statements of Financial Condition

	2007	2006
Assets

Cash and due from banks	$639,727	$3,591,579
Other investments – securities	929,000	929,000
Other investments – partnerships	1,215,875	1,263,875

Loans	8,500,000	6,000,000
Allowance for loan losses	(139,600)	(90,000)
Net Loans	8,360,400	5,910,000

Investment in subsidiaries (equity method) - eliminated upon consolidation	118,447,600	110,289,571
Other assets	133,615	104,577

Total Assets	$129,726,217	$122,088,602

Liabilities and Shareholders' Equity

Liabilities

Subordinated debentures	$30,929,000	$30,929,000
Other liabilities	592,180	592,288
Total Liabilities	31,521,180	31,521,288

Total Shareholders' Equity	98,205,037	90,567,314

Total Liabilities and Shareholders' Equity	$129,726,217	$122,088,602

[The remainder of this page intentionally left blank.]

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

Note 24 - Condensed Parent Company Information - Continued

Statements of Income

	2007	2006
Income
Dividends from subsidiaries - eliminated upon consolidation	$3,904,686	$1,796,156
Interest on loans	715,651	646,815
Investment interest and other operating income	176,311	127,022
Total Income	4,796,648	2,569,993

Expenses
Interest	2,327,974	1,791,936
Salaries and employee benefits	70,799	62,105
Provision for loan losses	49,600	90,000
Other operating expenses	262,386	264,794
Total Expenses	2,710,759	2,208,835

Income before income taxes and equity in undistributed earnings of subsidiary	2,085,889	361,158
Income tax benefit	701,600	553,551

Income before equity in undistributed earnings of subsidiary	2,787,489	914,709
Equity in undistributed earnings of subsidiary	8,121,730	22,231,360

Net Income	$10,909,219	$23,146,069

[The remainder of this page intentionally left blank.]

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

Note 24 - Condensed Parent Company Information - Continued

Statements of Cash Flows

	2007	2006
Operating Activities
Net income	$10,909,219	$23,146,069
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	49,600	90,000
Deferred tax benefit	(53,746)	—
Equity in undistributed income of subsidiary	(8,121,730)	(22,231,360)
(Decrease) increase in accrued interest receivable	(2,980)	(1,510)
Increase in accrued interest payable	(2,349)	329,143
Other, net	29,929	(5,636)
Net Cash Provided By Operating Activities	2,807,943	1,326,706

Investing Activities
Investment in subsidiary bank	—	(8,500,000)
Investment in FCBI Capital Trust II	—	(619,000)
Net increase in loans	(2,500,000)	(6,000,000)
Investment in partnership	—	(863,875)
Proceeds from other investments	48,000	—
Net Cash Used In Investing Activities	(2,452,000)	(15,982,875)

Financing Activities
Issuance of subordinated debentures	—	20,619,000
Costs associated with the issuance of stock split	(12,102)	—
Cash dividends	(3,295,693)	(2,746,572)
Net Cash Provided By (Used In) Financing Activities	(3,307,795)	17,872,428

Net (Decrease) Increase In Cash and Cash Equivalents	(2,951,852)	3,216,259

Cash and Cash Equivalents at Beginning of Year	3,591,579	375,320

Cash and Cash Equivalents at End of Year	$639,727	$3,591,579

Cash Paid During the Year For:
Interest	$2,330,323	$1,462,793
Taxes	13,468,880	16,244,978

FLORIDA COMMUNITY BANKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

Note 25 - Quarterly Results of Operations (Unaudited)

Selected quarterly results of operations for the four quarters ended December 31 are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In Thousands)
2007:
Total interest income	$20,695	$20,307	$19,613	$16,802	$77,417
Total interest expense	9,643	9,602	9,866	9,279	38,390
Provision for loan losses	299	—	550	6,019	6,868
Net interest income after provision for loan losses	10,753	10,705	9,197	1,504	32,159
Other noninterest income	627	1,011	579	611	2,828
Other noninterest expense	3,887	4,453	4,497	4,827	17,664
Income tax expense	2,826	2,733	1,983	(1,128)	6,414
Net income	4,667	4,530	3,296	(1,584)	10,909
Per common share
Basic earnings	0.59	0.57	0.42	(0.20)	1.38
Diluted earnings	0.58	0.56	0.41	(0.19)	1.36

2006:
Total interest income	$18,899	$21,919	$22,882	$21,874	$85,574
Total interest expense	6,973	8,516	9,224	9,652	34,365
Provision for loan losses	980	2,410	1,225	(2,319)	2,296
Net interest income after provision for loan losses	10,946	10,993	12,433	14,541	48,913
Other noninterest income	959	1,139	962	856	3,916
Other noninterest expense	3,462	3,741	3,762	4,104	15,069
Income tax expense	3,249	3,231	3,699	4,435	14,614
Net income	5,194	5,160	5,934	6,858	23,146
Per common share
Basic earnings	0.66	0.65	0.75	0.87	2.93
Diluted earnings	0.65	0.64	0.74	0.87	2.90

2005:
Total interest income	$11,734	$13,667	$15,113	$17,344	$57,788
Total interest expense	3,172	3,821	4,577	5,815	17,385
Provision for loan losses	—	—	32	1,730	1,762
Net interest income after provision for loan losses	8,562	9,846	10,504	9,799	38,641
Other noninterest income	901	1,023	847	1,073	3,914
Other noninterest expense	2,885	3,162	3,354	3,532	12,933
Income tax expense	2,535	2,970	3,080	2,819	11,404
Net income	4,043	4,737	4,917	4,521	18,218
Per common share
Basic earnings	0.51	0.60	0.63	0.57	2.31
Diluted earnings	0.51	0.60	0.61	0.57	2.29

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management's Report On Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system was designed to provide reasonable assurance to management and the Board of Directors as to the reliability of the Company's financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements in the Company's financial statements, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework.

Based on this assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

Schauer Taylor, P.C., an independent registered public accounting firm, has issued an audit report on the effectiveness of the Company's internal control over financial reporting, which is included herein.

Changes In Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

The Company did not fail to file any Form 8-K to disclose any information required to be disclosed therein during the fourth quarter of 2007.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information appearing under the headings "ELECTION OF DIRECTORS," "BOARD OF DIRECTORS" and "COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934" on pages 3 to 8 and 16 in the Proxy Statement (the "2008 Proxy Statement") relating to the annual meeting of shareholders of the Company, scheduled to be held on April 24, 2008, is incorporated herein by reference. On March 3, 2003, the Company adopted a Code of Ethic applicable to its Chief Financial Officer and its Chief Executive Officer.

ITEM 11.	EXECUTIVE COMPENSATION

The information appearing under the headings "EXECUTIVE COMPENSATION" and "EMPLOYEE BENEFITS" on pages 8 to 14 of the 2008 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information appearing under the heading "ELECTION OF DIRECTORS" on pages 3 to 5 of the 2008 Proxy Statement and from Item 5 above is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information appearing under the heading "TRANSACTIONS WITH RELATED PERSONS, PROMOTORS AND CERTAIN CONTROL PERSONS" on pages 14 to 15 of the 2008 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees The aggregate fees billed for professional services by Schauer Taylor in connection with the audit of the annual financial statements and the reviews of the financial statements included in the Company's quarterly filings with the Securities and Exchange Commission for the fiscal years ended December 31, 2007 and 2006, were $128,535 and $143,870, respectively.

Audit-Related Fees:  In 2007 and 2006, Schauer Taylor also billed the Company $67,933 and $96,705, respectively, for fees reasonably related to the performance of its audit and reviews of financial statements. Such fees included travel and miscellaneous related fees.

Tax Fees: In 2007 and 2006, Schauer Taylor also billed the Company $17,700 and $21,980, respectively, for tax compliance and advice, including the preparation of the Company's corporate tax returns.

Profit Sharing and Employee Stock Ownership Plans: In 2007 and 2006, Schauer Taylor also billed the Company $40,000 and $40,000, respectively, for audit and tax work related to these plans.

In all instances, Schauer Taylor's performance of those services was pre-approved by the Company's Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)	1.	Financial Statements.

The following consolidated financial statements are located in Item 8 of this Report:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of December 31, 2007 and 2006
Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005
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

10.9	Stipulation and Consent Agreement dated May 25, 2007 (included as Exhibit 10.9 to the Company’s Form 10-Q filed with the SEC on August 9, 2007, and incorporated herein by reference).

11	Statement re: computation of per share earnings

12	Statement re: computation of ratios

14	Code of Ethics (included as Exhibit 99.1 to the Company's Form 8-K filed on March 3, 2003, and incorporated herein by reference.)

21	Subsidiaries of the Registrant

24	Power of Attorney

31.1	Chief Executive Officer - Certification of principal executive officer pursuant to the Exchange Act Rule 13(a) – 14(a) or 15(d) – 14(a).

31.2	Chief Financial Officer - Certification of principal financial officer pursuant to the Exchange Act Rule 13(a) – 14(a) or 15(d) – 14(a).

32.1	Chief Executive Officer - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   The referenced exhibit is a compensatory contract, plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDA COMMUNITY BANKS, INC.

Date:	March 17, 2008	By:	/s/ Stephen L. Price
Stephen L. Price
Chairman and Chief Executive Officer

Date:	March 17, 2008	By:	/s/ Guy W. Harris
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