Form 10-Q
period 2008-03-31
FLORIDA COMMUNITY BANKS INC
filed 2008-05-12
CIK 1170902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerater", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company.)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par	Outstanding at May 12, 2008: 7,918,217

Form 10-Q
FLORIDA COMMUNITY BANKS, INC.
March 31, 2008

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

FLORIDA COMMUNITY BANKS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
March 31, 2008 (Unaudited) and December 31, 2007

	March 31, 2008 (Unaudited)	December 31, 2007
Assets
Cash and due from banks	$13,469,068	$10,526,924
Interest-bearing demand deposits with banks	4,394,307	1,868,391
Federal funds sold	103,000	2,334,000
Cash and Cash Equivalents	17,966,375	14,729,315

Securities held-to-maturity, fair value of $138,574,779 in 2008 and $136,499,998 in 2007	136,011,518	135,810,057
Other investments-securities	7,329,601	5,599,965
Other investments-partnerships	1,215,875	1,215,875
Loans held-for-sale	79,000	—

Loans, net of unearned income	750,719,193	791,430,961
Allowance for loan losses	(18,876,797)	(18,309,279)
Net Loans	731,842,396	743,121,682

Premises and equipment, net	22,738,930	21,095,408
Accrued interest	4,091,831	4,585,201
Foreclosed real estate	6,144,580	1,065,289
Deferred taxes, net	16,464,059	13,671,041
Other assets	1,652,795	1,779,929
Total Assets	$945,536,960	$942,673,762

Liabilities and Shareholders’ Equity

Liabilities

Deposits
Noninterest-bearing	$73,541,403	$72,635,074
Interest-bearing	680,181,462	681,023,280
Total Deposits	753,722,865	753,658,354

Short-term borrowings	93,000	—
Accrued interest	2,691,996	3,509,061
Deferred compensation	197,832	208,358
FHLB advances	55,000,000	55,000,000
Subordinated debentures	30,929,000	30,929,000
Other liabilities	4,042,753	1,163,952
Total Liabilities	846,977,446	844,468,725

Shareholders’ Equity

Preferred stock - par value $0.01 per share, 5,000,000 shares authorized, none issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock - par value $0.01 per share, 10,000,000 shares authorized, 7,918,217 and 7,909,261 shares issued and outstanding at March 31, 2008 and at December 31, 2007	79,182	79,093
Paid-in capital	18,515,611	18,456,882
Retained earnings	79,964,721	79,669,062
Total Shareholders’ Equity	98,559,514	98,205,037

Total Liabilities and Shareholders’ Equity	$945,536,960	$942,673,762

See notes to consolidated financial statements

FLORIDA COMMUNITY BANKS, INC.
CONSOLIDATED STATEMENTS OF INCOME
Three months Ended March 31, 2008 and 2007
(Unaudited)

	Three Months
	Ended March 31,
	2008	2007

Interest Income
Interest and fees on loans	$12,480,084	$19,187,806
Interest and dividends on taxable securities	1,570,703	1,079,615
Interest on tax-exempt securities	208,721	191,059
Interest on federal funds sold and other interest income	21,186	236,236
Total Interest Income	14,280,694	20,694,716

Interest Expense
Interest on deposits	7,223,324	8,429,464
Interest on borrowed funds	1,179,093	1,213,136
Total Interest Expense	8,402,417	9,642,600

Net Interest Income	5,878,277	11,052,116

Provision for loan losses	906,000	299,100

Net Interest Income After Provision for Loan Losses	4,972,277	10,753,016

Noninterest Income
Customer service fees	346,988	341,856
Secondary market loan fees	47,379	113,221
Other operating income	202,234	171,486
Total Noninterest Income	596,601	626,563

Noninterest Expenses
Salaries and employee benefits	2,756,645	2,591,086
Occupancy and equipment expense	673,433	596,930
Other operating expenses	1,781,362	698,411
Total Noninterest Expenses	5,211,440	3,886,427

Income before income taxes	357,438	7,493,152
Income tax expense	61,779	2,826,125

Net Income	$295,659	$4,667,027

Basic earnings per common share	$0.04	$0.59
Diluted earnings per common share	0.04	0.58

Cash dividends declared per common share	0.00	0.00

Weighted average common shares outstanding - basic	7,917,922	7,909,664
Weighted average common shares outstanding - diluted	8,043,606	8,040,403

See notes to consolidated financial statements

FLORIDA COMMUNITY BANKS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three months Ended March 31, 2008
(Unaudited)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total

Balance at December 31, 2007	$ —	$ 79,093	$ 18,456,882	$ 79,669,062	$ 98,205,037

Net income - three months ended March 31, 2008	—	—	—	295,659	295,659

Sale of common stock	—	89	53,911	—	54,000

Stock-based compensation expense	—	—	4,818	—	4,818

Balance at March 31, 2008	$ —	$ 79,182	$ 18,515,611	$ 79,964,721	$ 98,559,514

See notes to consolidated financial statements

FLORIDA COMMUNITY BANKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months Ended March 31, 2008 and 2007
(Unaudited)

	Three Months
	Ended March 31,
	2008	2007

Operating Activities
Net Income	$295,659	$4,667,027
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	906,000	299,100
Compensation associated with the issuance of options, net of tax	4,818	9,800
Depreciation, amortization, and accretion, net	268,324	265,074
Deferred tax (benefit) expense	(2,793,018)	140,509
Writedown of other real estate owned	349,645	—
Decrease in accrued interest receivable	493,370	1,061,681
(Decrease) increase in accrued interest payable	(817,065)	61,409
Other, net	3,059,479	2,822,282
Net Cash Provided By Operating Activities	1,767,212	9,326,882

Investing Activities
Purchase of investment securities held-to-maturity	(5,000,000)	(7,288,931)
Proceeds from pay-downs of investment securities held-to-maturity	4,804,860	1,313,614
Purchase of other investment securities	(1,860,936)	(4,500)
Proceeds from sale of other investment securities	131,300	—
Net decrease in loans to customers	4,944,360	29,807,128
Purchase of premises and equipment	(2,061,247)	(942,951)
Net Cash Provided By Investing Activities	958,337	22,884,360

Financing Activities
Net decrease in demand deposits, NOW accounts and savings accounts	(6,549,137)	(7,266,550)
Net increase (decrease) in certificates of deposits	6,613,648	(12,519,794)
Net issuance (repayments) of short-term borrowings	393,000	(694,000)
Exercise of stock options	54,000	—
Net Cash Provided By (Used In) Financing Activities	511,511	(20,480,344)

Net Increase in Cash and Cash Equivalents	3,237,060	11,730,898

Cash and Cash Equivalents at Beginning of Period	14,729,315	20,612,342

Cash and Cash Equivalents at End of Period	$17,966,375	$32,343,240

See notes to consolidated financial statements

FLORIDA COMMUNITY BANKS, INC.
March 31, 2008

Note A - Basis of Presentation

Florida Community Banks, Inc. ("FCBI" or the "Company") is a bank holding company, which owns all of the common stock of Florida Community Bank ("Bank" or "FCB") and special purpose business trusts organized to issue Trust Preferred Securities. The special purpose business trusts are not consolidated in the financial statements that are included elsewhere herein. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The consolidated statement of financial condition at December 31, 2007, has been derived from the audited financial statements at that date, but does not include all of the information and related disclosures required by accounting principles generally accepted in the United States for complete financial statements.

The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited financial statements and disclosures included in Florida Community Banks, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007.

Some items in the March 31, 2007, financial information have been reclassified to conform to the March 31, 2008, presentation.

FCBI evaluates variable interest entities for which voting interest are not an effective means of identifying controlling financial interests.  Variable interests are those in which the value of the interest changes with the fair value of the net assets of the entity exclusive of variable interests.  If the results of the evaluation indicate the existence of a primary beneficiary and the entity does not effectively disperse risks among the parties involved, that primary beneficiary is required to consolidate the entity.  Likewise, if the evaluation indicates that the requirements for consolidation are not met and the entity has previously been consolidated, then the entity would be deconsolidated.

FCBI has investments in certain entities for which the Company does not have controlling interest.  For these investments, the Company records its interest using the equity method with its portion of income or loss being recorded in other noninterest income in the Consolidated Statements of Income.  The Company periodically evaluates these investments for impairment.

Note B - Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of
Note B - Critical Accounting Policies - Continued

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

Note C - Income Taxes

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board's ("FASB") Financial Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes; an Interpretation of FASB Statement No. 109." FIN 48 requires the Company to record a liability, referred to as an unrecognized tax benefit ("UTB"), for the entire benefit when it believes a position taken in a past or future tax return has a less than 50% chance of being accepted by the taxing or adjudicating authority.  If the Company determines the likelihood of a position being accepted is greater than 50%, but less than 100%, the Company should record a UTB for the amount that it believes will not be accepted by the taxing authority. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Management has determined that there are no significant uncertain tax positions requiring recognition in the financial statements at the adoption date of January 1, 2007, nor did any arise for the period ending March 31, 2008.

The Company may from time to time be assessed interest or penalties by taxing authorities. Historically such assessments have been minimal and immaterial to the financial statements taken as a whole. It is the policy of the Company that these type of assessments be classified as income tax expense in the financial statements.

The effective tax rate of approximately 17.3% and 37.7% for the three months ended March 31, 2008 and 2007, respectively. In 2008, this rate is less than the federal statutory tax rate for corporations because of the percentage of tax exempt income to income before taxes was very high. In 2007, this rate was more than the federal statutory tax rate for corporations; this is principally because of the effect of state income taxes, net of federal tax benefit.

FLORIDA COMMUNITY BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

Note D - Securities

The Company applies the accounting and reporting requirements of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" as amended. This pronouncement requires that all investments in debt securities be classified as either "held-to-maturity" securities, which are reported at amortized cost; trading securities, which are reported at fair value, with unrealized gains and losses included in earnings; or "available-for-sale" securities, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity (net of deferred tax effect).

The carrying amounts of securities as shown in the consolidated statements of financial condition and their approximate fair values at March 31, 2008 and December 31, 2007 were as follows:

	Gross Amortized Cost	Gross Unrealized Gains	Estimated Unrealized Losses	Fair Value
Securities Held-to-Maturity

March 31, 2008:
FHLB and FHLMC agency notes	$21,490,517	$969,833	$—	$22,460,350
Municipal securities	20,789,148	42,280	151,458	20,679,970
Mortgage-backed securities	93,731,853	1,810,775	108,169	95,434,459

	$136,011,518	$2,822,888	$259,627	$138,574,779

December 31, 2007:
FHLB and FHLMC agency notes	$18,491,643	$570,623	$9,166	$19,053,100
Municipal securities	20,786,520	63,186	88,627	20,761,079
Mortgage-backed securities	96,531,894	663,977	510,052	96,685,819

	$135,810,057	$1,297,786	$607,845	$136,499,998

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2008.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Municipal securities	$ 14,579,984	$ 151,458	$ —	$ —	$ 14,579,984	$ 151,458
Mortgage-backed securities	9,203,258	49,799	6,291,010	58,370	15,494,268	108,169

	$ 23,783,242	$ 201,257	$ 6,291,010	$ 58,370	$ 30,074,252	$ 259,627

FLORIDA COMMUNITY BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

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

The Company believes all individual securities at March 31, 2008, that were in an unrealized loss position or impaired for the timeframes indicated above are deemed not to be other-than-temporary impairments. Substantially all of these positions are backed by 1-4 family mortgages and the unrealized loss of these securities is based solely on interest rate changes and not due to credit ratings. Management intends to hold these securities until maturity.

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

Note G - Stock-Based Compensation

On January 1st of 2006, the Company adopted SFAS No. 123(R), "Share-Based Payment" which requires all stock-based payments to employees to be recognized in the income statement based on their fair values. The Company adopted SFAS No. 123(R) using the modified prospective transition method. The modified prospective transition method does not require the restatement of prior periods to reflect the fair value method of expensing stock-based compensation. SFAS No. 123(R) does require a cumulative effect adjustment of previously recognized compensation expense in order to estimate forfeitures for awards outstanding on the adoption date. The cumulative effect adjustment was immaterial.

Note G - Stock-Based Compensation - Continued

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

The following represents the Company's approximate total amounts of commitments to extend credit and standby letters of credit as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007

Loan commitments	$82,893,000	$105,465,000
Standby letters of credit	1,859,000	1,879,000

Total unfunded commitments	$84,752,000	$107,344,000

FLORIDA COMMUNITY BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

Note H - Commitments and Contingencies - Continued

The Bank, as part of its retail mortgage loan production activities, routinely enters into short-term commitments to originate fixed rate loans. Most of the loans will be sold to third party correspondent banks upon closing. For those loans, the Bank enters into individual forward sales commitments at the same time the commitment to originate is finalized. While the forward sales commitments function as an economic hedge and effectively eliminate the Bank's financial risk of rate changes during the rate lock period, both the commitment to originate mortgage loans that will be sold and the commitment to sell the mortgage loans are derivatives, the fair values of which are essentially equal and offsetting, whereas the Bank primarily acts as intermediary between the borrower and the ultimate lender.

The Company invested in AMD-FCB, LLP (the "Partnership"), formed to build and lease an office building in which the Bank will lease space upon completion. In early 2007, the Partnership entered into a construction agreement with a third party bank. The Company and the other 50% partner have each guaranteed 50% of a construction loan totaling approximately $6,600,000. In addition, the Bank has entered into a 15 year lease agreement with the Partnership to lease 16,809 square feet of the building, approximately one-half. The annual lease payments are projected to be approximately $528,000, with annual increases based on the Consumer Price Index ("CPI").

The Company also entered into lease agreements with North Port Gateway, LLC to lease office space for a branch in North Port, Florida, to be opened in mid 2008 and with Center of Bonita Springs, Inc. to lease office space for a branch in Bonita Springs, Florida. Annual lease payments are projected to be approximately $195,000 and $143,000 respectively, with annual increases based on the CPI.

Note I - Recent Accounting Pronouncements

During the three months ended March 31, 2008, the following accounting pronouncements were issued or became effective:

The Company adopted FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”) effective January 1, 2008.  SFAS No. 157 defines fair value for financial reporting purposes, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 does not require new fair value measurements, but does apply under other accounting pronouncements where fair value is required or permitted.  The provisions of the statement are being applied prospectively.  The Company was not required to record a transition adjustment upon adoption of the Statement.

On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“the FSP”). The FSP amends FASB Statement No. 157,  Fair Value Measurements  (“SFAS No. 157”), to delay the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The FSP defers the effective date of SFAS No. 157 for items within its scope to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

On February 15, 2007 the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities  (“SFAS 159”).  SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value on an instrument-by-instrument basis.
Note I - Recent Accounting Pronouncements - Continued

Unrealized gains and losses on instruments for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. The objective of the Statement is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  SFAS 159 became effective for the Company on January 1, 2008.  The Company has not elected the fair value option for any financial assets or liabilities previously reported at cost.

On April 30, 2007 the FASB issued Staff Position, (“FSP”) FIN 39-1, which amends certain aspects of FASB Interpretation Number 39,  Offsetting of Amounts Related to Certain Contracts--an interpretation of APB Opinion No. 10 and FASB Statement No. 105  (“FIN 39”). The FSP amends paragraph 10 of FIN 39 to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts, including amounts that approximate fair value, recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.  Derivative instruments permitted to be netted for the purposes of the FSP include those instruments that meet the definition of a derivative in FASB Statement No. 133,  Accounting for Derivative Instruments and Hedging Activities,  including those that are not included in the scope of Statement 133.  The FSP only impacts the presentation of the derivative’s fair value and the related collateral on the balance sheet. The FSP became effective for the Company on January 1, 2008. From time to time the Company may require or accept cash collateral, but as of March 31, 2008 the Company did not have any cash collateral receivables and payables with the same counterparty that could be offset.  The FSP is not expected to have any impact on the Company’s financial statements in the future as the Company does not expect to have any cash collateral receivables and payables with the same counterparty that could be offset.

On March 19, 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities  (“SFAS 161”). The Statement expands disclosure requirements for derivative instruments and hedging activities. The new disclosures will address how derivative instruments are used, how derivatives and the related hedged items are accounted for under SFAS 133, how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. In addition, companies will be required to disclose the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for fiscal years beginning after November 15, 2008.

Note J - Subsequent Events

On April 24, 2008, the board of directors elected not to pay a cash dividend in June as they have done in prior years; foregoing the cash dividend will help the Company to maintain a higher capital position as the Bank works through the non-performing loans.

FLORIDA COMMUNITY BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

Note K - Fair Value Measurements

The Company adopted FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”) effective January 1, 2008 on a prospective basis.  SFAS No. 157 defines fair value for financial reporting purposes as the price that would be received to sell an asset or paid to transfer a liability in an orderly market transaction between market participants at the measurement date (reporting date).  Under the statement, fair value is based on an exit price in the principal market or most advantageous market in which the reporting entity could transact.

For each asset and liability required to be reported at fair value, management has identified the unit of account and valuation premise to be applied for purposes of measuring fair value.  The unit of account is the level at which an asset or liability is aggregated or disaggregated for purposes of applying SFAS No. 157.  The valuation premise is a concept that determines whether an asset is measured on a standalone basis or in combination with other assets.  For purposes of applying the provisions of SFAS No. 157, the Company measures its assets and liabilities on a standalone basis then aggregates assets and liabilities with similar characteristics for disclosure purposes.

Fair Value Hierarchy

Management employs market standard valuation techniques in determining the fair value of assets and liabilities.  Inputs used in valuation techniques are based on assumptions that market participants would use in pricing an asset or liability.  SFAS No. 157 prioritizes inputs used in valuation techniques as follows:

Level 1 - Quoted market prices in an active market for identical assets and liabilities.

Level 2 - Observable inputs including quoted prices (other than level 1) in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability such as interest rates, yield curves, volatilities and default rates, and inputs that are derived principally from or corroborated by observable market data.

Level 3 - Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available.

If the determination of fair value measurement for a particular asset or liability is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and considers factors specific to the asset or liability measured.

Valuation Techniques

As of March 31, 2008, the Company’s only assets or liabilities recorded at fair value subject to the disclosure requirements of SFAS No. 157, as amended, were collateral dependent impaired loans and foreclosed real estate.

The Company does not record loans at fair value with the exception of impaired loans which are measured for impairment in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a

FLORIDA COMMUNITY BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

 Note K - Fair Value Measurements - Continued

Loan, (“SFAS No. 114”).  Under SFAS No. 114, loans measured for impairment based on the fair value of collateral or observable market prices are within the scope of SFAS No. 157.  Loans reported at fair value in the table below were measured for impairment by valuing the underlying collateral based on third-party appraisals.

The fair value of foreclosed real estate is based on a third-party appraisal of the property adjusted to fair value resulting from the application of lower of cost or fair value accounting or write-downs of individual assets due to impairment.

The Company records certain assets such as impaired loans and foreclosed real estate at fair value on a nonrecurring basis.  Nonrecurring fair value measurements typically involve assets that are evaluated for impairment and for which any impairment is recorded in the period in which the remeasurement is performed.  At March 31, 2008, the fair values reported for the Company’s assets and liabilities measured at fair value are based on Level 3 inputs.  A distribution of asset and liability fair values according to the fair value hierarchy is provided in the table below:

		Fair Value Measurements at Reporting Date Using
		(Dollars in thousands)
Asset or Liability Measured at Fair Value	March 31, 2008	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Measured on a Nonrecurring Basis
Assets
Collateral dependent impaired loans	$131,597	$––	$—	$131,597
Foreclosed real estate	6,145	––	—	6,145
Total assets at fair value	$137,742	$––	$—	$137,742

FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“the FSP”) issued on February 12, 2008, amends FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”), to delay the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

Note L – Concentration of Credit Risk

A significant portion of our loan portfolio consists of mortgages secured by real estate located in the Collier/Lee County markets. Real estate values and real estate markets are generally affected by, among other things, changes in national, regional or local economic conditions; fluctuations in interest rates and the availability of loans to potential purchasers; changes in the tax laws and other governmental statutes, regulations and policies; and acts of nature. Over the past year, real estate prices in each of our markets have declined and if real estate prices continue to decline in any of these markets, the value of the real estate collateral securing our loans could be reduced. Such a reduction in the value of our collateral could increase the number of non-performing loans and adversely affect our financial performance.

FLORIDA COMMUNITY BANKS, INC.
March 31, 2008

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to assist an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the consolidated financial statements and related notes appearing in Item 1 of the March 31, 2008, Form 10-Q, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

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

FLORIDA COMMUNITY BANKS, INC.
March 31, 2008

FINANCIAL CONDITION

March 31, 2008 compared to December 31, 2007

The Bank continued its operations concentrating in the origination of loans in southwestern and other areas of Florida. As discussed more fully below, loans decreased 5.14% during the first three months of 2008, while equity capital grew by 0.36%. Management’s top priority is reducing the high level of non-performing loans.

Loans

Loans comprised the largest single category of the Company's earning assets on March 31, 2008. Loans, net of unearned income, totaled 79.40% of total assets at March 31, 2008 compared to 83.96% of total assets at December 31, 2007. During the first three months of 2008, loans decreased approximately $40.7 million, compared to the approximately $29.7 million decrease during the same time period last year. Management believes that loans will continue to decline as they work through the non-performing loans and that it could be another year or longer before the real estate economy in southwest Florida improves.

Investment Securities and Other Earning Assets

The investment securities portfolio is used to provide a source of liquidity, to serve as collateral for borrowings and to secure certain government deposits. Federal funds sold decreased by $2.2 million during the first three months of 2008 and totaled $103 thousand at March 31, 2008 (they are the most liquid earning asset and is used to manage the daily cash position of the Company). Investment securities and other investment securities increased by $1.9 million compared to December 31, 2007, and totaled $143.3 million at March 31, 2008.

Asset Quality

From December 31, 2007 to March 31, 2008, the Bank's asset quality continued to deteriorate as measured by three key ratios. The ratio of loan loss allowance to total nonperforming assets (defined as non-accrual loans, loans past due 90 days or greater, restructured loans, non-accruing securities, and other real estate) deteriorated, decreasing from 15.39% to 13.14%.  The percentage of nonperforming assets to total assets went up, increasing from 12.62% to 15.19%, and the percentage of nonperforming loans to total loans increased from 15.49% to 18.32%. During the past three months, nonperforming loans increased by $19.6 million to $137.5 million. Management attributes the increase in nonperforming loans to the depressed real estate economy and to the back up in the court system’s which has significantly slowed down the foreclosure process. A “special assets” management team has been put together to handle these loans. Each non-performing loan is evaluated for impairment and written down to its net realizable value or a specific reserve is established in the allowance for loan losses if necessary. Management believes that all current losses in these loans have been recognized.

During the first three months of 2008, net charge-offs totaled $338 thousand.

Deposits

Total deposits of $753.7 million at March 31, 2008, represented a slight increase of $65 thousand (0.009%) from total deposits of $753.7 million at year-end 2007.  Overall, deposits were mainly flat, with an increase in certificate of deposits of approximately $6.6 million, non-interest checking of
Deposits - Continued

approximately $906 thousand and NOW accounts of approximately $736 thousand offsetting a decrease in money market accounts of approximately $8.0 million and savings accounts of approximately $184 thousand.  With loan demand down and loans paying-off, management is not trying to aggressively grow deposits at this time.  At March 31, 2008, brokered certificates of deposit totaled approximately $316.0 million, up from $302.1 million a year ago. Internet certificates of deposit totaled approximately $7.3 million, down from $8.2 million from a year ago.

Shareholders' Equity

Shareholders' equity increased $354 thousand from December 31, 2007 to March 31, 2008, due to the retention of earnings and the sale of common stock that resulted from stock options that were exercised. On March 31, 2008, the Company and the Bank exceeded the regulatory minimums and qualified as well-capitalized under the regulations of the Federal Reserve System, the State of Florida, and the Federal Deposit Insurance Corporation ("FDIC").

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

The asset portion of the balance sheet provides liquidity primarily through maturities and the repayment of loan and investment principal. Loans that mature in one year or less equaled approximately $345 million at March 31, 2008, and there are approximately $19.6 million of investment security payments expected within one year.

The liability portion of the balance sheet provides liquidity through deposits to various customers' interest-bearing and non-interest-bearing deposit accounts, brokered and Internet certificates of deposit. At March 31, 2008, the Bank had funds available through the purchase of federal funds from correspondent commercial banks up to an aggregate of $54.6 million, and another $10 million available from a correspondent bank through a “repo” agreement; $9 million was also available from the Federal Reserve Bank; the Company had $5 million available through a separate line with a commercial bank. The Bank also has available a credit line with the Federal Home Loan Bank "FHLB" of up to 15% of assets (approximately $140 million) of which $85 million is available and unused.  At March 31, 2008, the Bank had unused collateral totaling approximately $19 million, thus limiting the advances potentially available to that amount.

FLORIDA COMMUNITY BANKS, INC.
March 31, 2008

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

Regulatory authorities are placing increased emphasis on the maintenance of adequate capital.  In 1990, new risk-based capital requirements became effective. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet.  Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios.  The Company’s Tier I capital, which consists of common equity less goodwill plus qualifying Trust Preferred securities issued, amounted to $128.6 million at March 31, 2008. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and Trust Preferred securities not qualifying as Tier I capital. Tier I capital plus the Tier II capital components are referred to as Total Risk-Based capital and was $139.0 million at March 31, 2008.

Management will continue to monitor the Company's asset mix and the loan loss allowance, which are the areas most affected by the capital requirements.

RESULTS OF OPERATIONS

Three months ended March 31, 2008 and 2007

Summary

Net earnings of the Company for the three months ended March 31, 2008, totaled $295,659 compared to  $4,667,027 for the same period in 2007, representing a 93.66% decrease. The decrease was due primarily to the increase in non-performing assets ($83.4 million) over the same period a year ago and to lower interest rates.

FLORIDA COMMUNITY BANKS, INC.
March 31, 2008

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Net interest income during the three months ended March 31, 2008, decreased $5.2 million (46.81%) from the same period in 2007. This decrease was due primarily to an increase in non-performing loans, with approximately $1.2 million in interest income reversed. Also attributing to the decrease was lower interest rates; the prime rate was down 300 basis points compared to March 31st of last year.

Earning assets averaged $909.8 million during the first quarter of 2008 compared to $979.4 million in 2007, with the decrease due primarily to a decrease in loans outstanding. Average interest-bearing liabilities decreased from $815.1 million during the first quarter of 2007 to $770.5 million during the same period in 2008.  Interest bearing accounts (certificate of deposits, money market, savings and NOW accounts) averaged $52.5 million lower in 2008 compared to the first quarter of 2007 reflecting a decrease of 7.20%; short-term borrowing averaged approximately $8.0 million and was up approximately $8.0 million compared to a year ago.

The Bank continues to be in an asset sensitive position (although in a less asset sensitive position than a year ago) with a larger dollar amount of interest-earning assets subject to re-pricing than interest-bearing liabilities. During periods when interest rates are increasing the Bank strives to increase its asset sensitivity to take advantage of the rising rates to increase its net interest margin; when rates have stabilized, the Bank will decrease its asset sensitivity so that if rates decline the Bank’s net interest margin will not decline as much. The Bank achieves this strategy by making floating rate loans that have a floor rate; keeping investment maturities short when rates are low and extending their durations when rates are higher; extending liability maturities when rates are low and shortening the maturities when rates have stabilized or are declining. This strategy helped to stabilize and improve the net interest margin between 2001 and 2003, when rates were declining and also when rates started to increase in 2004 thru 2006. Since September 2007, the Federal Reserve has cut its key interest rate by 325 basis points, driving the prime rate down from 8.25% to 5.00% at the end of April 2008.

The yield on our earning assets decreased 226 basis points from 8.57% at March 31, 2007 to 6.31% at March 31, 2008, a 26.37% decrease; the yield is lower due to the increase in non-performing loans as well as to the lower rates. As short-term rates declined the yield curve has steepened and the cost of funds has started to drop as well; the cost of funds (interest bearing liabilities and non-interest checking) was down 27 basis points to 4.01%, a 6.31% decrease; this resulted in our net interest margin decreasing from 4.58% to 2.59% or down 43.45%. Management believes it will collect some of the interest that is due on the nonperforming loans in 2008, which will have a positive impact on the Bank’s net interest margin. Also, as most floating rate loans have hit their floor rates, the impact of the liability side re-pricing lower will be greater and the net interest margin will start to improve as we go forward.

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

FLORIDA COMMUNITY BANKS, INC.
March 31, 2008

Provision for Loan Losses - Continued

The provision for loan losses was $906,000 and $299,100 for the three months ended March 31, 2008 and 2007, respectively. The increase in provision was as a result of deteriorating real estate economy resulting in the increase in non-performing loans during the first quarter 2008 compared to last year. The components of the allowance for loan losses represents estimates based upon SFAS No. 5, "Accounting for Contingencies," and SFAS No. 114, "Accounting for Impairment of a Loan." SFAS No. 5 applies to homogeneous loan pools such as consumer, residential and certain commercial loans. SFAS 114 is applied to loans that are considered impaired. Under SFAS No. 114 a loan is impaired when, based on current information, it is probable that the loan will not be repaid according to its contractual terms, including both principal  and interest. Management performs individual assessments of impaired loans to determine the existence and the extent of any loss exposure based upon the present value of expected future cash flows or based upon the estimated realizable collateral value where the loan is collateral dependent.

Charge-offs exceeded recoveries by approximately $338 thousand for the three months ended March 31, 2008, compared to $156 thousand for the three months ended March 31, 2007. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was 2.51% at March 31, 2008, compared to 2.31% at year-end 2007.

Noninterest Income

Noninterest income for the three months ended March 31, 2008, was $597 thousand compared to $627 thousand for the same period of 2007, a decrease of 4.78%. The decrease was primarily due to a decrease in secondary market loan activity, resulting in lower fee income.

Noninterest Expenses

Noninterest expenses for the three months ended March 31, 2008, totaled $5.2 million reflecting a $1.3 million or 34.09% increase from the same period of 2007. The primary components of non-interest expenses are salaries and employee benefits, which increased by $166 thousand; occupancy and equipment expenses, which increased by $77 thousand and other operating expenses, which increased by $1.1 million; the biggest increase in other operating expenses was expenses related to non-performing loans and other real estate owned property, which together increased $644 thousand. Management believes that these loan related expenses will continue to increase during 2008. Another expense that was significantly higher was the FDIC assessment, which was $128 thousand higher than a year ago.

Income Taxes

The provision for income taxes of $62 thousand for the three months ended March 31, 2008, decreased $2.8 million compared to the same period in 2007, due to significantly lower operating income. The effective tax rate for the prior period is more than the statutory federal rate principally because of state income taxes, net of the federal tax benefit. The effective tax rate for the current period is lower than the satatutory federal rate because the percentage of tax exempt income to income before taxes is very high.

FLORIDA COMMUNITY BANKS, INC.
March 31, 2008

Other Accounting Issues

Note I to the Financial Statements outlines the recently issued accounting pronouncements. The discussion is incorporated by reference herein.

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

As of March 31, 2008, the Company's simulation analysis indicated that the Company is at greatest risk in a sudden decreasing interest rate environment. This analysis assumes that rates will change suddenly on a specific date. However, with the Federal Funds rate currently at 2.00%, there is not too much room to drop rates much lower. The Company believes that the Federal Reserve will probably not lower rates any further as they wait to see what effect their recent rate cuts have on the economy; inflation is still a factor and the next rate change could very well be up. In any event, management expects its net interest margin to improve over the next twelve months as the cost of funds continues to be priced down.

FLORIDA COMMUNITY BANKS, INC.
March 31, 2008

Item 3. Quantitative and Qualitative Disclosures About Market Risk - Continued

The table following depicts the results of the simulation assuming one and two percent decrease and increase in market interest rates.

	Estimated Fair Value of Financial Instruments
	Down 1 Percent	Up 1 Percent	Down 2 Percent	Up 2 Percent
	Dollars in Thousands
Interest-earning Assets
Loans	$751,048	$742,941	$757,153	$740,747
Federal funds sold and cash equivalents	103	103	103	103
Securities	148,926	136,974	154,767	129,580
Total Interest-earning Assets	900,077	880,018	912,023	870,430

Interest-bearing Liabilities
Deposits - Savings and demand	220,550	215,131	224,300	213,104
Deposits - Time	461,292	456,750	463,876	453,027
Other borrowings	89,247	86,092	91,781	84,914
Total Interest-bearing Liabilities	771,089	757,973	779,957	751,045

Net Difference in Fair Value	$128,988	$122,045	$132,066	$119,385

Change in Net Interest Income	$290	$948	$184	$2,131

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
March 31, 2008

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

In addition, the Company’s subsidiary, Florida Community Bank (“Bank”), is subject to examinations by the Federal Deposit Insurance Corporation (“FDIC”) and the Florida Office of Financial Regulation (“OFR”). Following the 2006 OFR examination, the OFR requested the Bank to enter into a voluntary Cease and Desist Order due to issues raised in the examination primarily regarding compliance with the Bank Secrecy Act and other anti-money laundering laws and regulations (collectively, “BSA”), internal controls and credit administration. The Board and management believed that the Bank was compliant with BSA, had proper internal controls and adequate credit administration. The Board and management also believed that the criticisms raised in the examination did not warrant a voluntary Cease and Desist Order. The Board's and management's position was that the OFR's concerns could be best addressed through an informal agreement or corrective action plan. On October 18, 2006, the OFR filed an Administrative Complaint/Notice of Rights regarding its intent to issue an Order to Cease and Desist (Administrative Proceeding No. 0342-B-9/06). On November 7, 2006, the Bank, through its counsel, filed a Petition for Formal Administrative Hearing pursuant to Section 120.57, Florida Statutes. Subsequent to a later examination by the FDIC no further administrative action was requested by the Bank. To resolve the pending litigation, the Bank and OFR entered into a Stipulation and Consent Agreement dated May 25, 2007 (the “Stipulation Agreement”). A copy of the Stipulation Agreement was included in the June 30, 2007 Form 10-Q as Exhibit 10.9. Management believes that it is addressing, or has addressed, all of the substantive items in, and is compliant with the Stipulation Agreement.

Item 1A - Risk Factors

Investing in our common stock involves risk.  In addition, to the other information set forth elsewhere in this Form 10-Q and the Risk Factors contained in our Form 10-K for the year ended December 31, 2007, the following factor relating to us and our common stock should be carefully considered in deciding whether to invest in our common stock:

A significant portion of our loan portfolio consists of mortgages secured by real estate located in the Collier/Lee County markets. Real estate values and real estate markets are generally affected by, among other things, changes in national, regional or local economic conditions; fluctuations in interest rates and the availability of loans to potential purchasers; changes in the tax laws and other governmental statutes, regulations and policies; and acts of nature. Over the past year, real estate prices in each of our markets have declined and if real estate prices continue to decline in any of these markets, the value of the real estate collateral securing our loans could be reduced. Such a reduction in the value of our collateral could increase the number of non-performing loans and adversely affect our financial performance.

Item 5 - Other Information

None.

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
March 31, 2008

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

FLORIDA COMMUNITY BANKS, INC.
March 31, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDA COMMUNITY BANKS, INC.

By: /s/ Stephen L. Price	May 12, 2008
Stephen L. Price	Date
President, Chief Executive Officer
And Chairman of the Board of Directors

By: /s/ Guy W. Harris	May 12, 2008
Guy W. Harris	Date
Chief Financial Officer