Form 10-Q
period 2008-06-30
FLORIDA COMMUNITY BANKS INC
filed 2008-08-11
CIK 1170902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par	Outstanding at August 9, 2008: 7,918,217

Form 10-Q
FLORIDA COMMUNITY BANKS, INC.
June 30, 2008

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

FLORIDA COMMUNITY BANKS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 2008 (Unaudited) and December 31, 2007

	June 30, 2008 (Unaudited)	December 31, 2007
Assets
Cash and due from banks	$13,017,454	$10,526,924
Interest-bearing demand deposits with banks	2,960,084	1,868,391
Federal funds sold	247,000	2,334,000
Cash and Cash Equivalents	16,224,549	14,729,315

Securities held-to-maturity, fair value of $212,493,713 in 2008 and $136,499,998 in 2007	213,287,511	135,810,057
Other investments-securities	7,104,601	5,599,965
Other investments-partnerships	1,265,277	1,215,875
Loans held-for-sale	399,450	—

Loans, net of unearned income	681,288,714	761,430,961
Allowance for loan losses	(17,062,166)	(18,309,279)
Net Loans	664,226,548	743,121,682

Premises and equipment, net	24,802,836	21,095,408
Accrued interest	4,127,736	4,585,201
Foreclosed real estate	41,348,446	1,065,289
Deferred taxes, net	14,557,723	13,671,041
Other assets	12,075,257	1,779,929
Total Assets	$999,419,934	$942,673,762

Liabilities and Shareholders’ Equity

Liabilities

Deposits
Noninterest-bearing	$73,624,210	$72,635,074
Interest-bearing	729,581,263	681,023,280
Total Deposits	803,205,473	753,658,654

Short-term borrowings	18,141,000	—
Accrued interest	2,795,189	3,509,061
Deferred compensation	187,425	208,358
FHLB advances	50,000,000	55,000,000
Subordinated debentures	30,929,000	30,929,000
Other liabilities	1,570,785	1,163,952
Total Liabilities	906,828,872	844,468,725

Shareholders’ Equity

Preferred stock - par value $0.01 per share, 5,000,000 shares authorized, none issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock - par value $0.01 per share, 25,000,000 shares authorized, 7,918,217 and 7,909,261 shares issued and outstanding at June 30, 2008 and at December 31, 2007	79,182	79,093
Paid-in capital	18,520,429	18,456,882
Retained earnings	73,991,451	79,669,062
Total Shareholders’ Equity	92,591,062	98,205,037

Total Liabilities and Shareholders’ Equity	$999,419,934	$942,673,762

See notes to consolidated financial statements

FLORIDA COMMUNITY BANKS, INC.
CONSOLIDATED STATEMENTS OF INCOME
Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Interest Income
Interest and fees on loans	$10,755,887	$18,836,484	$23,235,971	$38,024,290
Interest and dividends on taxable securities	1,644,265	1,115,912	3,046,232	2,195,527
Interest on tax-exempt securities	208,926	207,132	417,647	398,191
Interest on federal funds sold and other interest income	76,801	147,418	266,723	383,654
Total Interest Income	12,685,879	20,306,946	26,966,573	41,001,662

Interest Expense
Interest on deposits	6,652,120	8,339,232	13,875,444	16,768,696
Interest on borrowed funds	930,318	1,263,109	2,109,411	2,476,245
Total Interest Expense	7,582,438	9,602,341	15,984,855	19,244,941

Net Interest Income	5,103,441	10,704,605	10,981,718	21,756,721

Provision for loan losses	9,606,000	—	10,512,000	299,100

Net Interest Income After Provision for Loan Losses	(4,502,559)	10,704,605	469,718	21,457,621

Noninterest Income
Customer service fees	382,071	358,309	729,059	700,165
Secondary market loan fees	23,881	135,623	71,260	248,844
Gain on sale of other real estate	54,496	404,921	54,496	404,921
Other operating income	151,481	112,003	353,715	283,489
Total Noninterest Income	611,929	1,010,856	1,208,530	1,637,419

Noninterest Expenses
Salaries and employee benefits	2,757,148	2,780,978	5,513,793	5,372,064
Occupancy and equipment expense	1,146,360	653,505	1,819,793	1,250,435
Other operating expenses	2,038,142	1,018,336	3,819,504	1,716,747
Total Noninterest Expenses	5,941,650	4,452,819	11,153,090	8,339,246

Income before income taxes	(9,832,280)	7,262,642	(9,474,842)	14,755,794
Income tax expense (benefit)	(3,859,010)	2,733,304	(3,797,231)	5,559,429

Net Income (Loss)	$(5,973,270)	$4,529,338	$(5,677,611)	$9,196,365

Basic earnings per common share	$(0.75)	$0.57	$(0.72)	$1.16
Diluted earnings per common share	(0.75)	0.56	(0.71)	1.14

Cash dividends declared per common share	0.00	0.21	0.00	0.21

Weighted average common shares outstanding - basic	7,918,217	7,909,664	7,918,069	7,909,664
Weighted average common shares outstanding - diluted	7,989,320	8,041,810	8,010,619	8,040,846

See notes to consolidated financial statements

FLORIDA COMMUNITY BANKS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Six Months Ended June 30, 2008
(Unaudited)

	Preferred Stock		Common Stock	Paid-in Capital	Retained Earnings Total

Balance at December 31, 2007		$—	$79,093	$18,456,882	$79,669,062	$98,205,037

Net loss - six months ended June 30, 2008		—	—	—	(5,677,611)	(5,677,611)

Sale of common stock		—	89	53,911	—	54,000

Stock-based compensation expense		—	—	9,636	—	9,636

Balance at June 30, 2008	$		$79,182	$18,520,429	$73,991,451	$92,591,062

See notes to consolidated financial statements

FLORIDA COMMUNITY BANKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Six Months
	Ended June 30,
	2008	2007

Operating Activities
Net Income (Loss)	$(5,677,611)	$9,196,365
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10,512,000	299,100
Compensation associated with the issuance of options, net of tax	9,636	19,601
Depreciation, amortization, and accretion, net	538,200	524,232
Loss on disposal of premises and equipment……………..	—	2,780
(Gain) on sale of other real estate owned property.………	(54,496)	(404,921)
Writedown on other real estate owned property.…………	449,839	—
Decrease in accrued interest receivable	457,465	89,662
Increase (decrease) in accrued interest payable	(713,872)	799,893
(Increase in accrued income taxes receivable…………………	(10,174,542)	—
(Increase) decrease in deferred tax asset, net	(886,682)	719,196
Other, net	665.158	(575,217)
Net Cash Provided By Operating Activities	(4,874,905)	10,670,691

Investing Activities
Purchase of investment securities held-to-maturity	(85,718,391)	(23,472,981)
Call of investment securities held-to-maturity………	2,000,000	—
(Purchase)/sale of other investment securities	(1,554,038)	445,500
Proceeds from paydowns of investment securities held-to-maturity	6,066,195	3,187,285
Proceeds from other investments……………………………..	—	48,000
Net decrease in loans to customers	25,270,833	52,241,765
Proceeds from the sale of premises and equipment…………..	—	12,536
Purchase of premises and equipment	(4,348,148)	(3,596,873)
Proceeds from the sale of other real estate owned…………	1,965,569	2,203,435
Net Cash Provided By (Used In) Investing Activities	(56,317,980)	31,068,667

Financing Activities
Net decrease in demand deposits, NOW accounts and savings accounts	(38,334,283)	(24,178,182)
Net increase (decrease) in certificates of deposits	87,881,402	(11,042,175)
Increase/(decrease) in short-term borrowings	18,141,000	(694,000)
Net decrease in FHLB advances………………………………	(5,000,000)	(10,000,000)
Dividends paid	—	(1,647,847)
Net Cash Provided By (Used In) Financing Activities	62,688,119	(47,562,204)

Net Increase (Decrease) in Cash and Cash Equivalents	1,495,234	(5,822,846)

Cash and Cash Equivalents at Beginning of Period	14,729,315	20,612,342

Cash and Cash Equivalents at End of Period	$16,224,549	$14,789,496

See notes to consolidated financial statements

FLORIDA COMMUNITY BANKS, INC.
June 30, 2008

Note A - Basis of Presentation

Florida Community Banks, Inc. ("FCBI" or the "Company") is a bank holding company, which owns all of the common stock of Florida Community Bank (“FCB” or "Bank") and special purpose business trusts organized to issue Trust Preferred Securities. The special purpose business trusts are not consolidated in the financial statements that are included elsewhere herein. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Some items in the June 30, 2007, financial information have been reclassified to conform to the June 30, 2008, presentation.

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

Note B - Critical Accounting Policies - Continued

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

Note C - Income Taxes

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board's ("FASB") Financial Interpretation No. ("FIN") 48, "Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109". FIN 48 requires the Company to record a liability, referred to as an unrecognized tax benefit ("UTB"), for the entire benefit when it believes a position taken in a past or future tax return has a less than 50% chance of being accepted by the taxing or adjudicating authority.  If the Company determines the likelihood of a position being accepted is greater than 50%, but less than 100%, the Company should record a UTB for the amount that it believes will not be accepted by the taxing authority. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Management has determined that there are no significant uncertain tax positions requiring recognition in the financial statements at the adoption date of January 1, 2007, nor did any arise for the period ending June 30, 2008.

The Company may from time to time be assessed interest or penalties by taxing authorities. Historically such assessments have been minimal and immaterial to the financial statements taken as a whole. It is the policy of the Company that these type of assessments be classified as income tax expense in the financial statements.

The effective tax rate of approximately 40.1% and 37.7% for the six months ended June 30, 2008 and 2007, respectively, is more than the federal statutory tax rate for corporations; this is principally because of the effect of state income taxes, net of federal tax benefit.

FLORIDA COMMUNITY BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

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

The carrying amounts of securities as shown in the consolidated statements of financial condition and their approximate fair values at June 30, 2008 and December 31, 2007 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Held-to-Maturity

June 30, 2008:
FHLB and FHLMC agency notes	$21,489,226	$325,969	$135,920	$21,679,275
Municipal securities	20,791,981	—	488,388	20,303,593
Mortgage-backed securities	171,006,304	289,901	785,360	170,510,845

	$213,287,511	$615,870	$1,409,668	$212,493,713

December 31, 2007:
FHLB and FHLMC agency notes	$18,491,643	$570,623	$9,166	$19,053,100
Municipal securities	20,786,520	63,186	88,627	20,761,079
Mortgage-backed securities	96,531,894	663,977	510,052	96,685,819

	$135,810,057	$1,297,786	$607,845	$136,499,998

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2008.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

FHLB and FHLMC agency notes	$4,864,080	$135,920	$-	$-	$4,864,080	$135,920
Municipal securities	19,643,274	461,385	660,319	27,003	20,303,593	488,388
Mortgage-backed securities	124,316,068	785,360			124,316,068	785,360

	$148,823,422	$1,382,665	$660,319	$27,003	$149,483,741	$1,409,668

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

The Company believes all individual securities at June 30, 2008, that were in an unrealized loss position or impaired for the timeframes indicated above are deemed not to be other-than-temporary impairments. Substantially all of these positions are backed by 1-4 family mortgages and the unrealized loss of these securities is based solely on interest rate changes and not due to credit ratings. Management intends to hold these securities until maturity.

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
June 30, 2008

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

Note H - Commitments and Contingencies

In the normal course of business the Company enters into commitments to extend credit, which are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and generally require a payment of fees. Since commitments may expire without being drawn upon, the total reported does not necessarily represent expected future cash flows.

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

The following represents the Company's approximate total amounts of commitments to extend credit and standby letters of credit as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31,2007
Loan commitments	$80,177,000	$105,465,000
Standby letters of credit	2,005,000	1,879,000

	$82,182,000	$107,344,000

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

The Company invested in AMD-FCB, LLP (the “Partnership”), formed to build and lease an office building in which the Bank will lease space upon completion. In early 2007, the Partnership entered into a construction agreement with a third party bank. The Company and the other 50% partner have each guaranteed 50% of a construction loan totaling approximately $6,600,000. In addition, the Bank has entered into a 15 year lease agreement with the Partnership to lease 16,809 square feet of the building, approximately one-half. The annual lease payments are projected to be approximately $528,000, with annual increases based on the Consumer Price Index (“CPI”).

The Company also entered into lease agreements with North Port Gateway, LLC to lease office space for a branch in North Port, Florida, to be opened in mid 2008 and with Center of Bonita Springs, Inc. to lease office space for a branch in Bonita Springs, Florida. Annual lease payments are projected to be approximately $195,000 and $143,000 respectively, with annual increases based on the CPI.

FLORIDA COMMUNITY BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Note I - Recent Accounting Pronouncements

During the six months ended June 30, 2008, the following accounting pronouncements were issued or became effective:

On February 15, 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities  (“SFAS No. 159”).  SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value on an instrument-by-instrument basis.  Unrealized gains and losses on instruments for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. The objective of the Statement is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  SFAS 159 became effective for the Company on January 1, 2008.  The Company has not elected the fair value option for any financial assets or liabilities previously reported at cost.

On April 30, 2007 the FASB issued Staff Position, (“FSP”) FIN 39-1, which amends certain aspects of FIN 39,  Offsetting of Amounts Related to Certain Contracts--an interpretation of APB Opinion No. 10 and FASB Statement No. 105  (“FIN 39”). The FSP amends paragraph 10 of FIN 39 to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts, including amounts that approximate fair value, recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.  Derivative instruments permitted to be netted for the purposes of the FSP include those instruments that meet the definition of a derivative in SFAS No. 133, Accounting  for Derivative Instruments and Hedging Activities, including those that are not included in the scope of SFAS No. 133.  The FSP only impacts the presentation of the derivative’s fair value and the related collateral on the balance sheet. The FSP became effective for the Company on January 1, 2008. From time to time the Company may require or accept cash collateral, but as of March 31, 2008 the Company did not have any cash collateral receivables and payables with the same counterparty that could be offset.  The FSP is not expected to have any impact on the Company’s financial statements in the future as the Company does not expect to have any cash collateral receivables and payables with the same counterparty that could be offset.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (revised — 2007) (“SFAS No. 141(R)”). SFAS No. 141(R) is a revision to previously existing guidance on accounting for business combinations. The statement retains the fundamental concept of the purchase method of accounting and introduces new requirements for the recognition and measurement of assets acquired, liabilities assumed and noncontrolling interests. The Company is required to adopt this statement for its fiscal year beginning after December 15, 2008. The Company plans to adopt this statement on January 1, 2009 and does not expect adoption to have a material effect on its consolidated financial statements. However, the adoption may have a significant impact if the Company makes future acquisitions.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 requires that noncontrolling interests be reported as stockholders equity and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary as long as that ownership change does not result in deconsolidation. The Company is required to adopt this statement for its fiscal year beginning after December 15, 2008. The Company plans to adopt this statement on January 1, 2009 and does not expect adoption to have a material effect on its consolidated financial statements.

The Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), effective January 1, 2008.  SFAS No. 157 defines fair value for financial reporting purposes, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 does not require new fair value measurements, but does apply under other accounting pronouncements where fair value is required or permitted.  The provisions of the statement are being applied prospectively.  The Company was not required to record a transition adjustment upon adoption of the Statement.

On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“the FSP”). The FSP amends SFAS No. 157,  Fair Value Measurements, to delay the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The FSP defers the effective date of SFAS No. 157 for items within its scope to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). The Statement expands disclosure requirements for derivative instruments and hedging activities. The new disclosures will address how derivative instruments are used, how derivatives and the related hedged items are accounted for under SFAS No. 133, how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. In addition, companies will be required to disclose the fair values of derivative instruments and

FLORIDA COMMUNITY BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Note I - Recent Accounting Pronouncements - Continued

their gains and losses in a tabular format. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.

In April 2008, the FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets was issued, which amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The Company is required to adopt this statement for its fiscal year beginning after December 15, 2008. The Company plans to adopt this statement on January 1, 2009 and does not expect the adoption to have a material effect on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect adoption of this statement to have a material effect on its consolidated financial statements.

Note J - Other Events

On April 24, 2008, the board of directors elected not to pay a cash dividend in June as they have done in prior years; foregoing the cash dividend will help the Company to maintain a higher capital position as the Bank works through the non-performing loans.

Note K - Fair Value Measurements

The Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) effective January 1, 2008 on a prospective basis.  SFAS No. 157 defines fair value for financial reporting purposes as the price that would be received to sell an asset or paid to transfer a liability in an orderly market transaction between market participants at the measurement date (reporting date).  Under the statement, fair value is based on an exit price in the principal market or most advantageous market in which the reporting entity could transact.

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

FLORIDA COMMUNITY BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Note K - Fair Value Measurements - Continued

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

Valuation Techniques

As of June 30, 2008, the Company’s only assets or liabilities recorded at fair value subject to the disclosure requirements of SFAS No. 157, as amended, were collateral dependent impaired loans and foreclosed real estate.

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

The Company records certain assets such as impaired loans and foreclosed real estate at fair value on a nonrecurring basis.  Nonrecurring fair value measurements typically involve assets that are evaluated for impairment and for which any impairment is recorded in the period in which the remeasurement is performed.  At June 30, 2008, the fair values reported for the Company’s assets and liabilities measured at fair value are based on Level 3 inputs.  A distribution of asset and liability fair values according to the fair value hierarchy is provided in the table below:

		Fair Value Measurements at Reporting Date Using
		(Dollars in thousands)
Asset or Liability Measured at Fair Value	June 30, 2008	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Measured on a Nonrecurring Basis
Assets
Collateral dependent impaired loans	$105,328	$	$	$105,328
Foreclosed real estate	41,348			41,348
Total assets at fair value	$146,676	$	$	$146,676

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
June 30, 2008

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to assist an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the consolidated financial statements and related notes appearing in Item 1 of the June 30, 2008, Form 10-Q, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

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

FLORIDA COMMUNITY BANKS, INC.
June 30, 2008

FINANCIAL CONDITION

June 30, 2008 compared to December 31, 2007

The Bank continued its operations concentrating in the origination of loans in Southwest Florida and other areas of Florida. However, the Bank has experienced a significant increase in nonperforming assets since December 31, 2007. As described in detail elsewhere in this report, total nonperforming assets at June 30, 2008, aggregated to $160.3 million or 16.04% of the Bank’s total assets. As of June 30, 2008, nonperforming assets were comprised of $102.4 million in nonaccrual loans, $41.3 million of real estate acquired through foreclosure, $10.8 in loans past due 90 days or more, $2.9 million in restructured loans and $2.9 million in other impaired loans. Although the Bank has never originated or acquired subprime loans nor invested in securities collateralized by subprime loans, the subprime loan crisis and resulting impact on the credit markets has affected the Bank indirectly through reductions in overall real estate values, reduced home sales and construction, and a weakening of the overall economy, particularly in Southwest Florida.
As discussed more fully below, loans decreased 10.53% during the first six months of 2008, while equity capital declined by 5.72%. Management is being proactive in recognizing the losses in the bank’s loan portfolio and in strengthening its liquidity position; and believes that despite recent losses, its capital position remains very strong.

Loans

Loans comprised the largest single category of the Company's earning assets on June 30, 2008. Loans, net of unearned income, totaled 68.17% of total assets at June 30, 2008 compared to 80.77% of total assets at December 31, 2007. During the first six months of 2008, loans decreased approximately $80.1 million, compared to the decrease of approximately $53.4 million during the same time period last year. Approximately $45 million of the decrease in 2008 was due to non-performing loans that were transferred to the other real estate owned category, which means that the bank has finally gotten title to these properties. Management believes that due to the depressed real estate economy in Southwest Florida, loans will continue to decline and that it could be another year or longer before the local economy improves.

Investment Securities and Other Earning Assets

The investment securities portfolio is used to provide a source of liquidity, to serve as collateral for borrowings and to secure certain government deposits. Federal funds sold decreased by $2.1 million during the first six months of 2008 and totaled $247 thousand at June 30, 2008; they are the most liquid earning asset and is used to manage the daily cash position of the Company. Management increased the bank’s liquidity position by purchasing approximately $85 million in new securities during the first six months of 2008; investment securities and other investment securities totaled $220.4 million at June 30, 2008.

Asset Quality

From December 31, 2007 to June 30, 2008, the Bank's asset quality continued to deteriorate as measured by three key ratios. The ratio of loan loss allowance to total nonperforming assets (defined as non-accrual loans, loans past due 90 days or greater, restructured loans, non-accruing securities, and other real estate) deteriorated, decreasing from 15.39% to 10.64%.  The percentage of nonperforming assets to total assets went up, increasing from 12.62% to 16.04%, and the percentage of nonperforming loans to total loans increased from 15.49% to 17.46%. During the second quarter of 2008, nonperforming assets increased by $16.6 million to $160.3 million; $8.04 million less than during the first quarter.  Management attributes the increase in nonperforming loans during the first six months of 2008 to the significant decline in property values in Southwest Florida.

Management continues to work with all its borrowers, however many have chosen to walk away from their loans forcing the bank to foreclose on their properties; a process that has backed up the court system, which further delays the bank taking title to the properties and adds to the bank’s expenses.

During the first six months of 2008, net charge-offs totaled $11.8 million.

Deposits

Total deposits of $803.2 million at June 30, 2008, represented an increase of $49.5 million (6.57%) from total deposits of $753.7 million at year-end 2007.  Generally when loan balances decline so does deposit balances; in this case money market balances declined $38.7 million. However, in an effort to maintain a high level of liquidity, management has gone to the local and brokered markets to increase its certificate of deposits; $25.4 million from the local market and $62.5 million from the brokered market. At June 30, 2008, brokered and internet certificate of deposits totaled approximately $371.4 million; up from $307.6 million a year ago. The increase in certificate of deposits along with funds from the repayment of loans, were used to purchase the investment securities that are used for liquidity purposes.

Shareholders' Equity

Shareholders' equity decreased $5.6 million from December 31, 2007 to June 30, 2008, due to a net loss of approximately $5.68 million in earnings. On June 30, 2008, the Company and the Bank exceeded the regulatory minimums and qualified as well-capitalized under the regulations of the Federal Reserve System, the State of Florida, and the Federal Deposit Insurance Corporation ("FDIC").

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

The asset portion of the balance sheet provides liquidity primarily through maturities and the repayment of loan and investment principal. Loans that mature in one year or less equaled approximately $324 million at June 30, 2008, and there are approximately $42.2 million of investment security payments expected within one year.

The liability portion of the balance sheet provides liquidity through deposits to various customers' interest-bearing and non-interest-bearing deposit accounts, brokered and Internet certificates of deposit. At June 30, 2008, the Bank had funds available through the purchase of federal funds from correspondent commercial banks up to an aggregate of $46.9 million, and another $7.0 million available from the Federal Reserve Bank; the Company had $5.0 million available through a separate line with a commercial bank. The Bank also has available a credit line with the Federal Home Loan Bank "FHLB" of up to 15% of assets (approximately $148.4 million) of which $98.4 million is available and unused.  At June 30, 2008, the bank had unused collateral totaling approximately $75 million, thus limiting the advances potentially available to that amount.

FLORIDA COMMUNITY BANKS, INC.
June 30, 2008

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

Regulatory authorities are placing increased emphasis on the maintenance of adequate capital.  In 1990, new risk-based capital requirements became effective. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet.  Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios.  The Company’s Tier I capital, which consists of common equity less goodwill plus qualifying Trust Preferred securities issued, amounted to $122.6 million at June 30, 2008. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and Trust Preferred securities not qualifying as Tier I capital. Tier I capital plus the Tier II capital components are referred to as Total Risk-Based capital and was $132.9 million at June 30, 2008.

Management will continue to monitor the Company's asset mix and the loan loss allowance, which are the areas most affected by the capital requirements.

FLORIDA COMMUNITY BANKS, INC.
June 30, 2008

RESULTS OF OPERATIONS

Three months ended June 30, 2008 and 2007

Summary

The Company had a net loss for the three months ended June 30, 2008, totaling $5,973,270 compared to net income of $4,529,338 for the same period in 2007, representing a 231.9% decrease. The decrease was due primarily to charging-off $11.5 million in loans and subsequently adding $9.6 million to the reserve for loan losses. However, lower loan balances and an increase in non-performing loans also contributed to a decrease in interest income and an increase in other expenses.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Net interest income during the three months ended June 30, 2008, decreased $5.6 million (52.3%) from the same period in 2007. This decrease was due primarily to lower income on loans (down $8.1 million or 42.9%), due to lower loan balances and the reversal of interest on non-performing loans; interest expense was also lower (down $2.02 million or 21%.

Earning assets averaged $887.1 million during the second quarter of 2008 compared to $955.7 million in 2007, with the decrease due primarily to loans, which were down $109.3 million or approximately 13%; securities were up $37.4 million or approximately 33%. Average interest-bearing liabilities decreased from $791 million during the second quarter of 2007 to $764.4 million during the same period in 2008.  Average interest bearing accounts (money market, savings and NOW accounts) were $52.6 million lower in 2008 compared to the second quarter of 2007 reflecting an decrease of 20.9%; average certificates of deposit (primarily brokered) increased $26.8 million, reflecting an increase of 6.0%.

The Bank continues to be in an interest sensitive position with a larger dollar amount of interest-earning assets subject to re-pricing than interest-bearing liabilities. During periods when interest rates are increasing the Bank strives to increase its asset sensitivity to take advantage of the rising rates to increase its net interest margin; when rates have stabilized, the Bank will decrease its asset sensitivity so that if rates decline the Bank’s net interest margin will not decline as much. The Bank achieves this strategy by making floating rate loans that have a floor rate; keeping investment maturities short when rates are low and extending their durations when rates are higher; extending liability maturities when rates are low and shortening the maturities when rates have stabilized or are declining. This strategy helped to stabilize and improve the net interest margin between 2001 and 2003, when rates were declining and also when rates started to increase in 2004 thru 2006. Compared to the second quarter last year, the prime rate is down 325 basis points; however, interest rates have been fairly stable over the past three months.

The Company’s net interest margin for the three months ended June 30, 2008, was 2.31%, dropping 220 basis points from the second quarter last year (4.51%). The decrease in yield is primarily due to the increase in non-performing loans and lower rates.

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

The provision for loan losses was $9,606,000 and $0 for the three months ended June 30, 2008 and 2007, respectively. The increase in provision was as a result of charging-off $11.5 million in loans. The components of the allowance for loan losses represents estimates based upon FASB's ("SFAS No. 5"), Accounting for Contingencies, and ("SFAS No. 114"), Accounting for Impairment of a Loan. SFAS No. 5 applies to homogeneous loan pools such as consumer, residential and certain commercial loans. SFAS No. 114 is applied to loans that are considered impaired. Under SFAS No. 114 a loan is impaired when, based on current information, it is probable that the loan will not be repaid according to its contractual terms, including both principal and interest.  Management performs individual assessments of impaired loans to determine the existence and the extent of any loss exposure based upon the present value of expected future cash flows or based upon the estimated realizable collateral value where the loan is collateral dependent.

Charge-offs exceeded recoveries by approximately $11.4 million for the three months ended June 30, 2008, compared to $209 thousand for the three months ended June 30, 2007. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was 2.50% at June 30, 2008, compared to 1.66% at year-end 2007.

Noninterest Income

Noninterest income for the three months ended June 30, 2008, was $611,929 compared to $1,010,856 for the same period of 2007, a decrease of $398,927 or 39.5%. The decrease was primarily due to a difference in the gain on the sale of other real estate owned property of approximately $350 thousand. Secondary market loan fees were also lower by approximately $112 thousand or 82.4%. Service charges on deposits were higher by approximately $24 thousand or 6.6%.

Noninterest Expenses

Noninterest expenses for the three months ended June 30, 2008, totaled $5.9 million reflecting a 33.4% increase from the same period of 2007. The primary components of non-interest expenses are salaries and employee benefits, which actually decreased by $24 thousand; occupancy and equipments expenses, which increased $493 thousand or 75.4%, due to higher expenses related to branch leases, depreciation and maintenance on equipment and software; other expenses increased $1.02 million or 100.1%, due to higher expenses related to non-performing loans and other real estate owned property, including writedowns of $223 thousand and higher FDIC assessment premiums.

Income Taxes

Due to the net loss of $9.8 million before taxes the Company had an income tax benefit of $3.9 million during for second quarter ended June 30, 2008, compared to an expense of $2.7 million during the same period last year. The effective tax rate for both periods is more than the statutory federal rate principally because of state income taxes, net of the federal tax benefit.

FLORIDA COMMUNITY BANKS, INC.
June 30, 2008

Six Months Ended June 30, 2008 and 2007

Summary

The Company had a net loss of $5,677,611 for the six months ended June 30, 2008, compared to net income of $9,196,365 for the same period in 2007, representing a 161.7% decrease. The decrease was due primarily to charging-off $11.9 million in loans and adding $10.5 million to the reserve for loan losses. Lower loan balances and an increase in non-performing loans also contributed to a decrease in interest income and an increase in other expenses.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company’s net income.  Net interest income during the six months ended June 30, 2008, decreased $10.8 million or 49.5% from the same period in 2007. Interest income on loans was down $14.8 million from a year ago due to lower loan balances and an increase in non-performing loans; investment income was up $1.0 million due to the increase in securities; Interest expense on deposits decreased $2.9 million or 17.3% due to lower average balances and lower rates; interest expense on borrowed funds decreased $367 thousand due to lower rates. Earning assets averaged $898.5 million during the first six months of 2008 compared to $967.4 million in 2007, a decrease of $68.9 million; average loans decreased $99.2 million, while average investments increased $34.7  million. Average interest-bearing liabilities decreased from $801.6 million during the second quarter of 2007 to $767.4 million during the same period in 2008.  Money market accounts averaged $28.9  million lower in 2008 compared to 2007, reflecting a decrease of 14.8%; NOW accounts averaged $10.3 million or 29.4% lower and savings accounts averaged $4.4 million or 17.0% lower; average certificates of deposit increased $5.8 million or 1.3%; average borrowing (FHLB and overnight) increased $3.6  million or 4.1%.

The Company is in a less asset sensitive position than it was a year ago, with $142,466 million less in interest-earning assets subject to re-pricing than interest-bearing liabilities over a 12 month period. This change was brought about by management to lessen the negative impact to earnings that would result when rates fell.. At June 30, 2008, the net interest margin was 2.46 % compared to 4.54% last June. The decrease in the margin has been impacted by lower rates, but also by the higher level of non-performing loans.  To protect the net interest margin in declining rate environment, management has floor rates on most of the variable rate loans, which has helped to keep the margin from dropping too low or too fast. While management kept the maturities on its brokered certificate of deposits short to take advantage of the decrease in rates, they are now laddering the maturities out to five years in anticipation of increasing rates.

Provision for Loan Losses

The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers adequate. This level is determined based upon the Bank’s historical charge-offs, management’s assessment of current economic conditions, the composition of the loan portfolio and the levels of non-accruing and past-due loans. The provision for loan losses was $10,512,000 for the six months ended June 30, 2008 and $299,100 for the comparable period in 2007.  This increase is due to the depressed real estate economy, which has caused real estate values to fall significantly in Southwest Florida, resulting so far in $11.9 million in loan charge-offs. Charge-offs exceeded recoveries by approximately $11.8 million during the first six months of 2008 compared to $364 thousand during the same time period in 2007. The level of non-performing loans increased significantly from $44.6 million to $102.4 million during the period from June 30, 2007 to June 30, 2008. While management has recognized $11.9 million in loan losses so far in 2008, if the depressed real estate economy drags on for a long period of time or get worst, more loan losses are likely to be incurred.

Noninterest Income

Noninterest income for the six months ended June 30, 2008, was $1,208,530 compared to $1,637,419 for the same period of 2007, a decrease of $429 thousand or 26.2%. The primary reason for the decrease came from the difference on the gain on sale other real estate owned property of approximately $350 thousand. Secondary market loan fees were also lower by approximately $178 thousand or 71.4%. Service charges on deposits were higher by approximately $29 thousand or 4.1%.

Noninterest Expenses

Noninterest expenses for the six months ended June 30, 2008, totaled $11,153,090 reflecting a 33.7% increase from the same period of 2007. The primary components of non-interest expenses are salaries and employee benefits, which increased by approximately $142 thousand or 2.6%; occupancy and equipments expenses, which increased $569 thousand or 45.5%, due to higher expenses related to branch leases, depreciation and maintenance on equipment and software; other expenses increased $2.1 million or 122.5%, due to higher expenses related to non-performing loans and other real estate owned property, including writedowns of $450 thousand and higher FDIC assessment premiums.

Income Taxes

Due to the net loss of $9.5 million before taxes the Company had an income tax benefit of $3.8 million during for six months ended June 30, 2008, compared to an expense of $5.6 million during the same period last year. The effective tax rate for both periods is more than the statutory federal rate principally because of state income taxes, net of the federal tax benefit.

Other Accounting Issues

Note I to the Financial Statements outlines the recently issued accounting pronouncements. The discussion is incorporated by reference herein.

FLORIDA COMMUNITY BANKS, INC.
June 30, 2008

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

As of June 30, 2008, the Company's simulation analysis indicated that the Company is at greatest risk in a sudden decreasing interest rate environment. This analysis assumes that rates will change suddenly on a specific date. The Company believes that interest rates will remain fairly stable over the foreseeable future, any changes up or down will probably be gradual; therefore, the Company expects its net interest margin to remain fairly stable over the foreseeable future.

FLORIDA COMMUNITY BANKS, INC.
June 30, 2008

Item 3. Quantitative and Qualitative Disclosures About Market Risk - Continued

The table following depicts the results of the simulation assuming one and two percent decrease and increase in market interest rates.

	Estimated Fair Value of Financial Instruments
	Down 1 Percent	Up 1 Percent	Down 2 Percent	Up 2 Percent
	Dollars in Thousands
Interest-earning Assets
Loans	$681,055	$672,396	$687,256	$669,903
Federal funds sold and cash equivalents	247	247	247	247
Securities	229,013	209,034	240,066	200,106
Total Interest-earning Assets	910,315	881,677	927,569	870,256

Interest-bearing Liabilities
Deposits - Savings and demand	181,488	176,192	184,812	173,639
Deposits - Time	542,802	534,351	548,081	527,509
Other borrowings	100,791	98,769	102,969	98,102
Total Interest-bearing Liabilities	825,081	809,312	835,862	799,250

Net Difference in Fair Value	$85,234	$72,365	$91,707	$71,006

Change in Net Interest Income	$515	$319	$643	$1,127

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
June 30, 2008

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
June 30, 2008

Item 4 - Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (the “Annual Meeting”) of Florida Community Banks, Inc. was held on April 24, 2008, to consider the election of directors (Proposal I), to consider increasing the number of authorized shares (Proposal II) and to allow adjournment of the Annual Meeting if a quorum was not present in person or by proxy (Proposal III), an issue made moot since a quorum was present.

At the Annual Meeting, 5,463,363 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

PROPOSAL I. Election of Directors:
	FOR	WITHHELD
Beauford E. Davidson	5,257,963	205,400
Charles Edwards	5,450,394	12,969
Patrick B. Langford	5,135,543	327,820
John R. Olliff	5,451,356	12,007
James O’Quinn	5,451,356	12,007
Stephen L. Price	5,327,715	135,648
Bernard T. Rasmussen	5,323,679	139,684
Daniel G. Rosbough	5,451,356	12,007

PROPOSAL II.  Increase Authorized Shares:
FOR	AGAINST	ABSTAIN
                                          5,058,283                                                                                       214,671                                                                                                   190,409
PROPOSAL III.  Adjournment if Necessary:
FOR	AGAINST	ABSTAIN
5,189,334	247,048	26,981

Item 5 - Other Information

None.

FLORIDA COMMUNITY BANKS, INC.
June 30, 2008

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

11	Statement re: computation of earnings per common share	32

14	Code of Ethics (included as Exhibit 99.1 to the Company's Form 8-K filed on March 3, 2003, and incorporated herein by reference.)

31.1	Chief Executive Officer - Certification of principal executive officer pursuant to the Exchange Act Rule 13(a)-14(a) or 15(d)-14(a).	33

31.2	Chief Financial Officer - Certification of principal financial officer pursuant to the Exchange Act Rule 13(a)-14(a) or 15(d)-14(a).	34

32.1	Chief Executive Officer - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	35

32.2	Chief Financial Officer - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	36

FLORIDA COMMUNITY BANKS, INC.
June 30, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDA COMMUNITY BANKS, INC.

By: /s/ Stephen L. Price	August 11, 2008
Stephen L. Price	Date
President, Chief Executive Officer
And Chairman of the Board of Directors

By: /s/ Guy W. Harris	August 11, 2008
Guy W. Harris	Date
Chief Financial Officer