Form 10-Q
period 2008-09-30
FLORIDA COMMUNITY BANKS INC
filed 2008-11-10
CIK 1170902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par	Outstanding at November 9, 2008: 7,918,217

Form 10-Q
FLORIDA COMMUNITY BANKS, INC.
September 30, 2008

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

FLORIDA COMMUNITY BANKS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
September 30, 2008 (Unaudited) and December 31, 2007

	September 30, 2008 (Unaudited)	December 31, 2007
Assets
Cash and due from banks	$7,273,762	$10,526,924
Interest-bearing demand deposits with banks	1,964,483	1,868,391
Federal funds sold	104,000	2,334,000
Cash and Cash Equivalents	9,342,245	14,729,315

Securities held-to-maturity, fair value of $207,588,909 in 2008 and $136,499,998 in 2007	207,337,088	135,810,057
Other investments-securities	7,104,601	5,599,965
Other investments-partnerships	1,219,950	1,215,875

Loans, net of unearned income	655,800,651	761,430,961
Allowance for loan losses	(39,606,567)	(18,309,279)
Net Loans	616,194,084	743,121,682

Premises and equipment, net	24,882,880	21,095,408
Accrued interest	4,375,646	4,585,201
Foreclosed real estate	54,299,512	1,065,289
Deferred taxes, net	24,189,912	13,671,041
Income tax receivable	12,520,235	218,872
Other assets	2,334,256	1,561,057
Total Assets	$963,800,409	$942,673,762

Liabilities and Shareholders’ Equity

Liabilities

Deposits
Noninterest-bearing	$59,145,287	$72,635,074
Interest-bearing	742,524,073	681,023,280
Total Deposits	801,669,360	753,658,354

Short-term borrowings	1,189,000	—
Accrued interest	3,226,613	3,509,061
Deferred compensation	176,958	208,358
FHLB advances	50,000,000	55,000,000
Subordinated debentures	30,929,000	30,929,000
Other liabilities	2,987,319	1,163,952
Total Liabilities	890,178,250	844,468,725

Shareholders’ Equity
Preferred stock - par value $0.01 per share, 5,000,000 shares authorized, none issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock - par value $0.01 per share, 25,000,000 shares authorized, 7,918,217 and 7,909,664 shares issued and outstanding at September 30, 2008 and December 31, 2007	79,182	79,093
Paid-in capital	18,524,974	18,456,882
Retained earnings	55,018,003	79,669,062
Total Shareholders’ Equity	73,622,159	98,205,037

Total Liabilities and Shareholders’ Equity	$963,800,409	$942,673,762

FLORIDA COMMUNITY BANKS, INC.
CONSOLIDATED STATEMENTS OF INCOME
Three Months and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Interest Income
Interest and fees on loans	$9,755,353	$17,815,768	$32,991,324	$55,840,058
Interest and dividends on taxable securitiessecurities	2,452,334	1,385,261	5,630,456	3,580,787
Interest on tax-exempt securities	208,894	206,823	626,541	605,014
Interest on federal funds sold and other interest income	98,317	205,033	233,150	588,688
Total Interest Income	12,514,898	19,612,885	39,481,471	60,614,547

Interest Expense
Interest on deposits	7,313,039	8,714,215	21,188,483	25,482,911
Interest on borrowed funds	909,014	1,151,589	3,018,425	3,627,834
Total Interest Expense	8,222,053	9,865,804	24,206,908	29,110,745

Net Interest Income	4,292,845	9,747,081	15,274,563	31,503,802

Provision for loan losses	29,290,400	550,000	39,802,400	849,100

Net Interest Income (Loss) After Provision for Loan Losses	(24,997,555)	9,197,081	(24,527,837)	30,654,702

Noninterest Income
Customer service fees	411,141	365,962	1,140,200	1,066,127
Secondary market loan fees	41,729	85,304	112,989	334,148
Gain on sale of other real estate	8,056	—	62,552	404,921
Other operating income	44,989	128,178	398,704	411,667
Total Noninterest Income	505,915	579,444	1,714,445	2,216,863

Noninterest Expenses
Salaries and employee benefits	2,739,474	2,680,307	8,253,267	8,089,199
Occupancy and equipment expense	954,949	641,986	2,774,742	1,855,593
Other operating expenses	2,810,388	1,174,226	6,629,892	2,890,973
Total Noninterest Expenses	6,504,811	4,496,519	17,657,901	12,835,765

Income (loss) before income taxes	(30,996,451)	5,280,006	(40,471,293)	20,035,800
Income tax (benefit) expense	(12,023,003)	1,983,063	(15,820,234)	7,542,492

Net Income (Loss)	(18,973,448)	$3,296,943	(24,651,059)	$12,493,308

Basic earnings per common share	$(2.40)	$0.42	$(3.11)	$1.58
Diluted earnings per common share	(2.40)	0.41	(3.10)	1.55

Cash dividends declared per common share	0.00	0.00	0.00	0.21

Weighted average common shares outstanding – basic	7,918,217	7,909,664	7,918,119	7,909,664
Weighted average common shares outstanding - diluted	7,918,217	8,045,938	7,949,943	8,041,134

FLORIDA COMMUNITY BANKS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Nine months Ended September 30, 2008
(Unaudited)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total

Balance at December 31, 2007	$—	$79,093	$18,456,882	$79,669,062	$98,205,037

Net loss - nine months ended September 30, 2008	—	—	—	(24,651,059)	(24,651,059)

Sale of common stock	—	89	53,911	—	54,000

Stock-based compensation expense	—	—	14,181	—	14,181

Balance at September 30, 2008	$—	$79,182	$18,524,974	$55,018,003	$73,622,159

FLORIDA COMMUNITY BANKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months Ended September 30, 2008 and 2007
(Unaudited)

	Nine Months
	Ended September 30,
	2008	2007

Operating Activities
Net Income (Loss)	$(24,651,059)	$12,493,308
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	39,802,400	849,100
Compensation associated with the issuance of options, net of tax	14,181	29,055
Gain on sale of other real estate owned property	(62,552)	(404,921)
Gain on disposal of premises and equipment…………….	—	(2,780)
Writedown on other real estate owned property	463,969	—
Depreciation, amortization, and accretion, net	789,174	772,053
Decrease in accrued interest receivable	209,555	1,501,558
Increase in accrued income taxes receivable…………………...	(12,301,362)
Increase in accrued interest payable	(282,448)	1,104,926
(Increase) decrease in deferred tax asset, net	(10,518,871)	(3,637,978)
Other, net	(3,293,615)	2,487,170
Net Cash (Used In ) Provided By Operating Activities	(9,830,627)	15,191,491

Investing Activities
Purchase of investment securities held-to-maturity	(85,718,391)	(42,803,676)
Proceeds from pay-downs of investment securities held-to-maturity	14,221,140	5,813,206
Net (purchase)/sale of other investment securities	(1,504,636)	445,500
Net decrease in loans to customers	35,228,276	93,846,712
Proceeds from other investments	—	48,000
Proceeds from the sale of premises and equipment	—	12,536
Purchase of premises and equipment	(5,314,849)	(4,894,873)
Proceeds from the sale of other real estate owned	3,332,011	2,203,435
Net Cash (Used In) Provided By Investing Activities	(39,756,449)	54,670,840

Financing Activities
Net decrease in demand deposits, NOW accounts and savings accounts	(88,104,670)	(33,395,056)
Net increase (decrease) in certificates of deposits	136,115,676	(44,787,374)
Issuance of short-term borrowings, net	1,189,000	12,474,000
Net decrease in FHLB advances	(5,000,000)	(10,000,000)
Dividends paid	—	(1,647,847)
Net Cash Provided By (Used In) Financing Activities	44,200,006	(77,356,277)

Net Decrease in Cash and Cash Equivalents	(5,387,070)	(7,493,946)

Cash and Cash Equivalents at Beginning of Period	14,729,315	20,612,342

Cash and Cash Equivalents at End of Period	$9,342,245	$13,118,396

FLORIDA COMMUNITY BANKS, INC.
September 30, 2007

Note A - Basis of Presentation

Florida Community Banks, Inc. ("FCBI" or the "Company") is a bank holding company, which owns all of the common stock of Florida Community Bank (“FCB” or "Bank") and special purpose business trusts organized to issue Trust Preferred Securities. The special purpose business trusts are not consolidated in the financial statements that are included elsewhere herein. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Some items in the September 30, 2007, financial information have been reclassified to conform to the September 30, 2008, presentation.

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

FLORIDA COMMUNITY BANKS, INC.
September 30, 2008

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

Note C - Income Taxes

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board's ("FASB") Financial Interpretation No. ("FIN") 48, "Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109". FIN 48 requires the Company to record a liability, referred to as an unrecognized tax benefit ("UTB"), for the entire benefit when it believes a position taken in a past or future tax return has a less than 50% chance of being accepted by the taxing or adjudicating authority.  If the Company determines the likelihood of a position being accepted is greater than 50%, but less than 100%, the Company should record a UTB for the amount that it believes will not be accepted by the taxing authority. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Management has determined that there are no significant uncertain tax positions requiring recognition in the financial statements at the adoption date of January 1, 2007, nor did any arise for the period ending September 30, 2008.

The Company may from time to time be assessed interest or penalties by taxing authorities. Historically such assessments have been minimal and immaterial to the financial statements taken as a whole. It is the policy of the Company that these type of assessments be classified as income tax expense in the financial statements.

The effective tax rate of approximately 39.09% and 37.65% for the nine months ended September 30, 2008 and 2007, respectively, is more than the federal statutory tax rate for corporations; this is principally because of the effect of state income taxes, net of federal tax benefit.

FLORIDA COMMUNITY BANKS, INC.
September 30, 2008

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

The carrying amounts of securities as shown in the consolidated statements of financial condition and their approximate fair values at September 30, 2008 and December 31, 2007 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Held-to-Maturity
September 30, 2008:
FHLB and FHLMC
agency notes	$21,487,567	$341,508	$108,415	$21,720,660
Municipal securities	20,794,780	—	1,150,609	19,644,171
Mortgage-backed securities	165,054,741	1,552,975	383,638	166,224,078

	$207,337,088	$1,894,483	$1,642,662	$207,588,909

December 31, 2007:
FHLB and FHLMC
agency notes	$18,491,643	$570,623	$9,166	$19,053,100
Municipal securities	20,786,520	63,186	88,627	20,761,079
Mortgage-backed securities	96,531,894	663,977	510,052	96,685,819

	$135,810,057	$1,297,786	$607,845	$136,499,998

The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2008.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

FHLB and FHLMC agency notes	$4,891,585	$108,415	$ —	$ —	$4,891,585	$108,415
Municipal securities	18,831,530	1,088,385	812,641	62,224	19,644,171	1,150,609
Mortgage-backed securities	38,933,549	383,638	—	—	38,933,549	383,638

	$62,656,664	$1,580,438	$812,641	$62,224	$ 63,469,305	$1,642,662

FLORIDA COMMUNITY BANKS, INC.
September 30, 2008

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

The Company believes all individual securities at September 30, 2008, that were in an unrealized loss position or impaired for the timeframes indicated above are deemed not to be other-than-temporary impairments. All the Agency notes and Mortgage-backed securities are backed by 1-4 family mortgages and the unrealized loss of these securities is based solely on interest rate changes and not due to credit ratings. A substantial portion of the Municipal securities are backed by insurance companies whose ratings have deteriorated over the last 12 months; however, the underlying municipalities generally have an A rating or better themselves and management does not believe that they pose any significant risk. Management intends to hold these securities until maturity.

Note E - Allowance for Loan Losses

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

The allowance for loan losses represents management's assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as loan loss experience, the amount of past due and nonperforming loans, specific known risk, the status and amount of nonperforming assets, underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for potential credit losses.  Historically, loan losses have been minimal, but a depressed real estate economy and a significant increase in non-performing loans during 2007 and 2008 resulted in management charging off or writing down a significant portion of the principal on some loans and increasing the reserve in 2008. In 2007, management increased the reserve due to the slowing real estate economy, but also recognized some charge-offs.

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

Management believes that $39,606,567 on September 30, 2008 and $18,309,279 on December 31, 2007, in the allowance for loan losses were adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.

The following table sets forth certain information with respect to the Bank's loans, net of unearned income, and the allowance for loan losses for the nine months ended September 30, 2008 and for the twelve months end December 31, 2007.

Summary of Loan Loss Experience

	September 30, 2008	December 31, 2007

Allowance for loan losses at beginning of year	$18,309	$13,590
Loans charged off:
Commercial, financial and agricultural	136	734
Real estate - mortgage	18,373	1,485
Consumer	156	122
Total loans charged off	18,665	2,341

Recoveries on loans previously charged off:
Commercial, financial and agricultural	122	9
Real estate - mortgage	23	139
Consumer	15	44
Total recoveries	160	192

Net loans charged off (recovered)	18,505	2,149

Provision for loan losses	39,803	6,868

Allowance for loan losses at end of period	$39,607	$18,309

Loans, net of unearned income, at end of period	$655,801	$761,431

Average loans, net of unearned income, outstanding for the period	718,712	812,603

Ratio of net charge-offs to net average loans	2.57%	0.26%

FLORIDA COMMUNITY BANKS, INC.
September 30, 2008

Note E - Allowance for Loan Losses - Continued

In evaluating the allowance, management also considers the historical loan loss experience of the Bank, the amount of past due and nonperforming loans, current and anticipated economic conditions, lender requirements and other appropriate information.

At September 30, 2008, management identified $148.1 million in loans as being impaired as a result of the provisions of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan. While management believes that the vast majority of these loans have sufficient collateral, $9.3 million in principal write downs were necessary, and $31.3 million was specifically reserved for probable losses that were inherent in these loans.

Management allocated the allowance for loan losses to specific loan categories as follows:

Allocation of Allowance for Loan Losses

	As of September 30, 2008		As of December 31, 2007
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans

Domestic loans:
Commercial, financial and agricultural	$2,331	5.89%	$455	5.60%
Real estate - mortgage and construction	36,883	93.12	17,783	93.60
Consumer	393	0.99	71	0.80
	$39,607	100.00%	$18,309	100.00%

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

The Bank had nonperforming assets at September 30, 2008 of approximately $169,836,000 and approximately $118,982,000 at December 31, 2008. While the increase in non-accrual loans can be attributed to the depressed real estate economy, management believes that the back log of cases going through foreclosure is partially to blame for the high number on the books at this time. Under normal circumstances, it usually takes a few months to go through foreclosure, but today it’s taking anywhere from six months to a year or longer. So when we would normally have some loans going on and some coming off, we have them coming on and staying on for extended periods of time. The economy is also playing a part, as sales of foreclosed real estate have also slowed significantly. Management anticipates that a significant number of assets will start coming off in 2009.

The following table presents information concerning outstanding balances of nonperforming assets at September 30, 2008 and December 31, 2007.

Nonperforming Assets

	September30,2008	December 31, 2007

Nonaccruing loans	$106,753	$111,147
Accruing loans 90 days or more past due	4,197	6,513
Restructured loans	3,886	257
Total nonperforming loans	114,836	117,917
Nonaccruing securities	—	—
Other real estate	54,300	1,065

Total	$169,136	$118,982

Ratios:
Loan loss allowance to total nonperforming assets	0.234	0.154

Total nonperforming loans to total loans (net of unearned interest)	0.175	0.155

Total nonperforming assets to total assets	0.195	0.126

FLORIDA COMMUNITY BANKS, INC.
September 30, 2008

Note F - Subordinated Debentures

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

The following represents the Company’s commitments to extend credit and standby letters of credit as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31,2007

Commitments to extend credit	$57,670,000	$105,465,000
Standby and commercial letters of credit	2,349,000	1,879,000

	$60,019,000	$107,344,000

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

The Company also entered into lease agreements with North Port Gateway, LLC to lease office space for a branch in North Port, Florida, and with Center of Bonita Springs, Inc. to lease office space for a branch in Bonita Springs, Florida. Annual lease payments are projected to be approximately $195,000 and $143,000 respectively, with annual increases based on the CPI.

The opening of all three offices has been delayed due to the Bank’s regulators’ concerns about the Bank’s asset quality and profitability.

FLORIDA COMMUNITY BANKS, INC.
September 30, 2008

Note J - Recent Accounting Pronouncements

During the nine months ended September 30, 2008, the following accounting pronouncements were issued or became effective:

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

FLORIDA COMMUNITY BANKS, INC.
September 30, 2008

Note J - Recent Accounting Pronouncements - Continued

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

Note K - Other Events

On April 24, 2008, the board of directors elected not to pay a cash dividend in June as they have done in prior years.  On October 29, 2008, the board of directors elected not to pay a cash dividend or issue a stock dividend in November as they have done in prior years.  Foregoing the cash dividends will help the Company to maintain a higher capital position as the Bank works through the non-performing assets.

Note L - Fair Value Measurements

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

Valuation Techniques

As of September 30, 2008, the Company’s only assets or liabilities recorded at fair value subject to the disclosure requirements of SFAS No. 157, as amended, were collateral dependent impaired loans and foreclosed real estate.

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

FLORIDA COMMUNITY BANKS, INC.
September 30, 2008

Note L - Fair Value Measurements - Continued

The Company records certain assets such as impaired loans and foreclosed real estate at fair value on a nonrecurring basis.  Nonrecurring fair value measurements typically involve assets that are evaluated for impairment and for which any impairment is recorded in the period which the remeasurement is performed.  At September 30, 2008, the fair values reported for the Company’s assets and liabilities measured at fair value are based on Level 3 inputs.  A distribution of asset and liability fair values according to the fair value hierarchy is provided in the table below:

		Fair Value Measurements at Reporting Date Using
		(Dollars in Thousands)
Asset or Liability Measured at Fair Value	September 30, 2008	Quoted Prices in Active Markets Level 1		Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3

Measured on a Nonrecurring Basis

Assets

Collateral dependent impaired loans	$148,126		$		$	$148,126
Foreclosed real estate	54,300					54,300
Total assets at fair value	$202,426		$		$	$202,426

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

Note M - Concentration of Credit Risk

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
September 30, 2008

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to assist in understanding the Company’s financial condition and results of operations. This analysis should be read in conjunction with the consolidated financial statements and related notes appearing in Item 1 of the September 30, 2008, Form 10-Q, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

FINANCIAL CONDITION

September 30, 2008 compared to December 31, 2007

The Bank continued its operations concentrating in the origination of loans in Southwest Florida and other areas of Florida. However, the Bank has experienced a significant increase in nonperforming assets since December 31, 2007. As described in detail elsewhere in this report, total nonperforming assets at September 30, 2008, aggregated to $206.4 million or 21.4 % of the Bank’s total assets. As of September 30, 2008, nonperforming assets were comprised of $106.7 million in nonaccrual loans, $54.3 million of real estate acquired through foreclosure, $4.2 million in loans past due 90 days or more, $3.9 million in restructured loans and $37.3 million in other impaired loans. Although the Bank has never originated or acquired subprime loans nor invested in securities collateralized by subprime loans, the subprime loan crisis and resulting impact on the credit markets has affected the Bank indirectly through reductions in overall real estate values, reduced home sales and construction, and a weakening of the overall economy, particularly in Southwest Florida.

As discussed more fully below, loans decreased 13.8% during the first nine months of 2008, while equity capital declined by 25%. Management is being proactive in recognizing the losses in the bank’s loan portfolio and in strengthening its liquidity position; and believes that despite the recent losses, its capital position is still strong.

Loans

Loans comprised the largest single category of the Company's earning assets on September 30, 2008. Loans, net of unearned income, totaled 68.04% of total assets at September 30, 2008 compared to 80.77% of total assets at December 31, 2007. During the first nine months of 2008, loans decreased approximately $105.6 million, compared to the decrease of approximately $94.8 million during the same time period last year; a clear sign that the economy continues to deteriorate in Southwest Florida. The Bank originated approximately $77 million in new loans in 2008, approximately the same as last year. Approximately $64 million of the decrease in 2008 was due to non-performing loans that were transferred to the other real estate owned category, which means that the Bank had finally received the title to these properties. Management believes that due to the depressed real estate economy, loans will continue to decline and that it could still be another year or longer before the local economy improves.

Investment Securities and Other Earning Assets

The investment securities portfolio is used to provide a source of liquidity, to serve as collateral for borrowings and to secure certain government deposits. Federal funds sold decreased by $2.2 million during the first nine months of 2008 and totaled $104 thousand at September 30, 2008; they are the most liquid earning asset and are used to manage the daily cash position of the Company. Management increased the bank’s liquidity position by purchasing approximately $86 million in new securities during the first nine months of 2008; investment securities and other investment securities totaled $214.4 million at September 30, 2008.

Asset Quality

From December 31, 2007 to September 30, 2008, the Bank's asset quality continued to deteriorate as measured by three key ratios. The ratio of loan loss allowance to total nonperforming assets (defined as non-accrual loans, loans past due 90 days or greater, restructured loans, non-accruing securities, and other real estate) deteriorated, increasing from 15.39 % to 19.19%.  The percentage of nonperforming assets to total assets went up, increasing from 12.62% to 21.42%, and the percentage of nonperforming loans to total loans increased from 15.49% to 23.19%. During the third quarter of 2008, nonperforming assets increased by $46 million to $206.4 million, which was significantly higher than the $16.6 million increase in the second quarter and the $24.7 million increase during the first quarter.  Management attributes the increase in nonperforming loans during the first nine months of 2008 to the significant decline in property values in Southwest Florida; plus with both the local and national economy in a recession, unemployment is increasing and businesses are decreasing their spending.

Management continues to work with all its borrowers, however many have chosen to walk away from their loans forcing the bank to foreclose on their properties; a process that has backed up the court system, which further delays the bank taking title to the properties and adds to the bank’s expenses.
During the first nine months of 2008, net charge-offs totaled $18.5 million, which is $15.9 million more than the past five years combined.

Deposits

Total deposits of $801.7 million at September 30, 2008, represented an increase of $48.01 million (6.37%) from total deposits of $753.7 million at year-end 2007.  Generally when loan balances decline, deposit balances also decline; in this case money market balances declined by $69.6 million. However, in an effort to maintain a higher level of liquidity, management has gone to the local and brokered markets to increase its certificates of deposits; $63.3 million from the local market and $72.8 million from the brokered market. At September 30, 2008, brokered and internet certificate of deposits totaled approximately $381.7 million; up from $284.5 million a year ago. The increase in certificate of deposits along with funds from the repayment of loans, were used to purchase the investment securities that are used for liquidity purposes.

Shareholders’ Equity

Shareholders’ equity decreased $24.6 million from December 31, 2007 to September 30, 2008, due to a decrease in net income. The decrease in net income is discussed in more detail below under “Results of Operations”. On September 30, 2008, the Company and the Bank exceeded the regulatory minimums and qualified as well-capitalized under the regulations of the Federal Reserve System, the State of Florida, and the FDIC.

FLORIDA COMMUNITY BANKS, INC.
September 30, 2008

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

The Bank maintains an adequate liquidity level through the use of investments securities for pledging purposes, short term investments such as federal funds sold and through its unused borrowing capacity.

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

The asset portion of the balance sheet provides liquidity primarily through maturities and the repayment of loan and investment principal. Loans that mature in one year or less equaled approximately $267 million at September 30, 2008, and approximately $30 million of investment repayments are expected within one year.

The liability portion of the balance sheet provides liquidity through deposits to various customers’ interest-bearing and non-interest-bearing deposit accounts, brokered and internet certificated of deposits. At September 30, 2008, the Bank had funds available through the purchase of federal funds from correspondent commercial banks up to an aggregate of $50 million and another $5 million available from the Federal Reserve Bank of Atlanta; the Company had $5 million available through a separate line with a commercial bank. The Bank also has available a credit line with the Federal Home Loan Bank of Atlanta of up to 15% of assets (approximately $144 million) of which $94 million was available and unused.  At September 30, 2008, the bank had unused collateral totaling approximately $47 million, thus limiting the advances potentially available to that amount.

Due to the recent turmoil in the financial markets, management intends to maintain a significantly higher level of liquidity in the months ahead. This will unfortunately have a negative impact on the Bank’s net interest margin because liquid assets, such as securities, tend to have lower yields than illiquid investments such as loans.

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

FCBI Capital Trust II was established for two reasons; to increase the capital of the Bank ($8.5 million was injected into the Bank) and to potentially payoff the original $10,000,000 (Trust I) when it became callable (starting in July 2007); the interest rate on Trust II was much more favorable than that on Trust I. The Company had invested the excess funds, approximately $8,500,000, in loans to help offset the cost of carrying the trust preferred securities; those funds are now on deposit in a money market account at the Bank.  Management decided to not pay off the original $10 million trust preferred security until the bank’s asset quality improves.

Regulatory authorities are placing increased emphasis on the maintenance of adequate capital.  In 1990, new risk-based capital requirements became effective. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet.  Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios.  The Company’s Tier I capital, which consists of common equity less goodwill plus qualifying Trust Preferred securities issued, amounted to $98.2 million at September 30, 2008. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and Trust Preferred securities not qualifying as Tier I capital. Tier I capital plus the Tier II capital components are referred to as Total Risk-Based capital and was $113.8 million at September 30, 2008.

It is management’s intention for the Bank to always be “well capitalized” and will continue to monitor the Company's asset mix and the loan loss allowance, which are the areas most affected by the capital requirements.

FLORIDA COMMUNITY BANKS, INC.
September 30, 2008

RESULTS OF OPERATIONS

Three months ended September 30, 2008 and 2007

Summary

The Company had a net loss of $18,973,448 for the three months ended September 30, 2008, compared to net income of $3,296,943 for the same period in 2007. The decrease was due primarily to an increase in the provision for loan losses of $28.7 million; an amount management felt was necessary to offset net loan charge-offs of $6.7 million and to increase its reserves for possible future loan losses. Lower loan balances and an increase in non-performing assets contributed to a decline in interest income and to a significant increase in other expenses.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company’s income.  Net interest income during the three months ended September 30, 2008, decreased $5.5 million or 56% from the same period in 2007. This decrease was due primarily to the decline in loan volume and the increase in non-performing loans, which caused income on loans to be down $8.1 million or approximately 45% from a year ago. Interest expense decreased $1.6 million or approximately 17%, primarily due to lower rates and money market balances.

Earning assets averaged $906 million during the third quarter of 2008 compared to $942.6 million in the third quarter of 2007, a decrease of $36.6 million. The decrease was due primarily to average loans which were down $124.8 million or approximately 16%; average securities and other investments were up $88.2 million or approximately 60%. Average interest-bearing liabilities increased $53.4 million from $789.6 million during the third quarter of 2007 to $843 million during the same period in 2008; certificates of deposits increased $124.6 million or approximately 28%, while money market, savings and NOW accounts declined by $78.5 million or approximately 30%; federal funds purchased and Federal Home Loan Bank borrowing increased $7.2 million or approximately 15%.

The Company’s net interest margin for the three months ended September 30, 2008 was 1.88%, dropping 222 basis points from the third quarter last year (4.10%). The decrease in yield was primarily due to the reversal of interest income and the increase in non-performing loans, as well as to a significant decline in rates (the prime rate dropped from 8.25% during the third quarter last year to 5.00% this year); the cost of funds which had been declining in 2008 was beginning to slowly increase in the third quarter.

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

The provision for loan losses was $29.3 million and $550 thousand for the three months ended September 30, 2008 and 2007, respectively. The significant increase in the provision was necessary to increase the reserve for possible loan losses, as non-performing loans continue to increase. The components of the allowance for loan losses represent estimates based upon SFAS No. 5, Accounting for Contingencies, and SFAS No. 114, Accounting for Impairment of a Loan. SFAS No. 114 is applied to loans that are considered impaired. Under SFAS No. 114 a loan is impaired when, based on current information, it is probable that the loan will not be repaid according to its contractual terms, including both principal and interest. Management performs individual assessments of impaired loans to determine the existence and the extent of any loss exposure based upon the present value of expected future cash flows or based upon the estimated realizable collateral value where the loan is collateral dependent.

Loans charged off exceeded recoveries by approximately $6.7 million for the three months ended September 30, 2008, compared to $111 thousand for the three-month period ended September 30, 2007. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was 6.04% at September 30, 2008 and 1.80% at September 30, 2007.

Noninterest Income

Noninterest income for the three months ended September 30, 2008, was $505,915 compared to $579,444 for the same period of 2007, a decrease of $73,529 or 12.7%. There was no single item that significantly contributed to the decrease, but income from service charges on deposits did increase $45,179 which offset the decrease in income from the sale of mortgage loans in the secondary market of $43,575.

Noninterest Expenses

Noninterest expenses for the three months ended September 30, 2008, were $6,504,811, an increase of $2,008,292 or 44.7% from the same period of 2007. The primary component of non-interest expense is salaries and benefits, which increased $59 thousand or 2.2%; occupancy expense, which increased $313 thousand or 48.8%, due to higher expenses related to branch leases, depreciation and maintenance on buildings and equipment; and other expenses which increased $1.6 million or 139.3%, due to higher expenses related to non-performing loans and foreclosed properties.

Income Taxes

Due to a net loss of $30.9 million before taxes for the three months ended September 30, 2008, the Company had an income tax benefit of $12.02 million, compared to an expense of $1.9 million for the same period in 2007. The effective tax rate for both periods was more than the statutory federal rate principally because of state income taxes net of the federal tax benefit.

FLORIDA COMMUNITY BANKS, INC.
September 30, 2008

Nine Months Ended September 30, 2008 and 2007

Summary

The Company had a net loss of $24,651,059 for the nine months ended September 30, 2008, compared to net income of $12,493,308 for the same period in 2007, representing a 297.3% decrease. The decrease was due primarily to an increase in the provision for loan losses of $38.9 million; an amount management felt was necessary to offset net loan charge-offs of $18.5 million and to increase its reserves for possible future loan losses. A significant decrease in loan balances and an increase in non-performing assets contributed to a decline in interest income and other expenses to also increased significantly.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company’s net income.  Net interest income during the nine months ended September 30, 2008, decreased $16.2 million or 51.5% from the same period in 2007. Interest income on loans was down $22.8 million from a year ago due to lower outstanding balances and an increase in nonperforming loans, with approximately $2.3 million in interest reversed; investment income was up $1.7 million due to an increase in securities. Interest expense on deposits decreased $4.3 million or 16.9% due to a decrease in rates and a decrease in money market account deposits; interest expense on borrowed funds decreased $609 thousand due mainly to lower rates.

Earning assets averaged $900.9 million during the first nine months of 2008 compared to $959.1 million in 2007, a decrease of $58.2 million; average loans decreased $107.9 million, while average investments increased $51.9 million. Average interest-bearing liabilities decreased from $797.6 million at the end of the third quarter of 2007 to $792.4 million at the end of the third quarter of 2008, a decrease of $5.2 million. Average money market accounts decreased $42.5 million in 2008 compared to 2007, reflecting an decrease of 21.2%, while average NOW and savings accounts decreased $13.3 million or 22.7%; average certificates of deposit increased $45.6 million or 10.04%; average borrowed funds increased $4.8 million or 5.8%.

At September 30, 2008, the net interest margin was 2.26% compared to 4.39% last September. The decrease in the margin was due to the significant increase in nonperforming loans and the reversal of approximately $2.3 million in interest income on the non-accrual loans. The yield on the loan portfolio dropped from 9.03% last September to 6.13% this year, a 290 basis point decline; a portion of that decline can be attributed to the drop in the prime rate which was at 8.25% last September and is now at 4.00% (it was at 5.00% at the end of September 2008); a significant portion of the Bank’s adjustable rate loans have floor provisions which help to keep the rates from declining as fast. The Bank’s cost of funds dropped from 4.88% last September to 3.76% this year; a 112 basis point decline. Competitive pressures in the local market are keeping the deposit rates “artificially” higher than they should be given the decline in the rates (federal funds rates have dropped from 5.25% last year to 1.00% currently).  It is expected that the competitive local deposit market that will put the most pressure on the Bank’s net interest margin in the year ahead.

Provision for Loan Losses

The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers adequate. This level is determined based upon the Bank’s historical charge-offs, management’s assessment of current economic conditions, the composition of the loan portfolio and the levels of non-accruing and past-due loans. The provision for loan losses was $39,802,400 for the nine months ended September 30, 2008 and $849,100 for the comparable period in 2007.  The significant increase in the provision was necessary to increase the reserve for possible future loan losses, as non-performing loans continue to increase. Charge-offs exceeded recoveries by approximately $18.5 million during the first nine months of 2008 compared to $475 thousand during the same time period in 2007. The level of non-performing loans increased significantly, increasing from $77.5 million to $152.1 million during the period from September 30, 2007 to September 30, 2008.

While management believes the current allowance for loan losses is adequate, given what we know at the time, it cannot guarantee that there will not be any further losses incurred from loans that are currently performing.  Given the trends that we have seen over the past twelve months, it is highly likely that the Bank will continue to experience an increase in the level of non-performing loans. Management continuously monitors and actively manages the credit quality of the loan portfolio and will continue to recognize charge-offs when it is appropriate to do so and will maintain the allowance for loan losses at an appropriate level.

Noninterest Income

Noninterest income for the nine months ended September 30, 2008, was $1,714,445 compared to $2,216,863 for the same period of 2007, a decrease of $502,418 or 22.7%. The primary reason for the decrease was a decrease in income from the sale of mortgage loans in the secondary market of $221 thousand and a decrease of $342 thousand from the gain on sale of other real estate owned property. The depressed real estate market and resulting credit crisis has significantly reduced the number of loan sales to the secondary market in 2008. The Bank continues to aggressively market its other real estate owned property, but any significant gains are unlikely.

Noninterest Expenses

Noninterest expenses for the nine months ended September 30, 2008, totaled $17,657,901 reflecting a 37.6% increase from the same period of 2007. The primary components of noninterest expenses are salaries and employee benefits, which increased $164 thousand for the nine months ended September 30, 2008, compared to the same period in 2007; with salaries up $1.1 million over 2007 due to the addition of new staff positions, bonuses that would have been accrued and paid at the end of the year were reversed due to the Bank’s net losses and therefore when compared to 2007 are down $1.06 million. Occupancy expenses increased $919 thousand due to increased expenses for branch leases, depreciation and maintenance. Other expenses increased $3.7 million or 129.3% due to increases in expenses related to the non-performing assets, which totaled $3.6 million; these expenses were mostly for legal fees and taxes, but included $464 thousand for write-downs.

Income Taxes

Due to a net loss of $40.5 million before taxes, the Company had an income tax benefit of $15.8 million for the nine months ended September 30, 2008, compared to an expense of $7.5 million for the same period in 2007. The effective tax rate for both periods was more than the statutory federal rate principally because of state income taxes net of the federal tax benefit.

FLORIDA COMMUNITY BANKS, INC.
September 30, 2008

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

As of September 30, 2008, the Bank’s simulation analysis indicated that the Bank is at greatest risk in a sudden decreasing interest rate environment. This analysis assumes that rates will change suddenly on a specific date. This was shown to be true when the Federal Reserve lowered its short-term borrowing rates 100 basis points in October, in effect giving the Bank a 100 basis point shock. Management believes interest rates could drop a little lower if the economy does not improve in the next two quarters, but management expects to see a gradual increase in rates starting sometime in mid 2009. The effect of the recent decrease in rates, coupled with a competitive deposit market means that the Bank’s net interest margin will likely decrease further. We should however see the margin increase when interest rates start to move back up.

The table following depicts the results of the simulation assuming a one and two percent decrease and increase in market interest rates.

	Estimated Fair Value of Financial Instruments
	Down 1 Percent	Up 1 Percent	Down 2 Percent	Up 2 Percent
	Dollars in Thousands
Interest-earning Assets
Loans	$661,745	$653,572	$667,968	$650,538
Federal funds sold and cash equivalents	104	104	104	104
Securities	223,063	203,084	234,116	194,156
Total Interest-earning Assets	884,912	856,760	902,188	844,798

Interest-bearing Liabilities
Deposits - Savings and demand	181,488	176,192	184,812	173,639
Deposits - Time	588,889	580,646	592,762	574,121
Other borrowings	84,100	81,914	86,635	81,207
Total Interest-bearing Liabilities	854,477	838,752	864,209	828,967

Net Difference in Fair Value	$30,435	$18,008	$37,979	$15,831

Change in Net Interest Income	$(1,081)	$236	$(2,463)	$1,242

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
September 30, 2008

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

On October 17, 2008, Florida Community Banks, Inc.’s wholly-owned subsidiary, Florida Community Bank (“Bank”), the Florida Office of Financial Regulation (“OFR”) and the Federal Deposit Insurance Corporation (“FDIC”) entered into a Stipulation and Consent of Entry of Order to Cease and Desist, which incorporated by reference an Order to Cease and Desist for the Bank (“Order”).

The Order requires the Bank to: (i) recruit three new directors; (ii) review its management to determine if staffing changes or additions are required; (iii) modify its management succession plan; (iv) increase Board oversight and minute keeping; (v) obtain regulatory clearance for the appointment of executive officers; (vi) adopt and adhere to a capital plan for maintaining a Tier 1 Leverage Capital ratio of at least 8%, a Tier 1 Risk Based Capital ratio of at least 10% and a Total Risk Based Capital ratio of at least 12%; (vii) obtain regulator approval for the payment of dividends; (viii) charge off or collect all assets classified as “loss” by the OFR; (ix) establish a special assets committee to adopt a plan to reduce the Bank’s risk exposure to adversely classified assets; (x) refrain, except under certain circumstances, from making loans to borrowers who has had a loan charged off or adversely classified by the Bank; (xi) evaluate and reorganize the Bank’s special assets department and policies; (xii) address and cure deficiencies in loan administration, underwriting, loan policy and loan review; (xiii) review, monitor and reduce the Bank’s credit concentration risk; (xiv) review and modify its allowance for loan and lease losses methodology; (xv) develop a plan to increase earnings; (xvi) amend its 2008 business plan budget and develop a business plan and budget for 2009 and 2010 to reflect the Bank’s current condition and prospects; (xvii) not increase its amount of brokered deposits and develop a plan to reduce their level of use; (xviii) not borrow money other than deposits, Federal Funds purchased or Federal Home Loan Bank advances without regulatory approval; (xix) evaluate its interest rate risk modeling system: and (xx) establish a compliance committee of the Board and file periodic reports with the OFR and FDIC as to compliance with the Order.

A copy of this Order is included in this Form 10-Q as exhibit 10.9.

Item 1A - Risk Factors

Investing in our common stock involves risk.  In addition, to the other information set forth elsewhere in this Form 10-Q and the Risk Factors contained in our Form 10-K for the year ended December 31, 2007, the following factor relating to us and our common stock should be carefully considered in deciding whether to invest in our common stock.

A significant portion of our loan portfolio consists of mortgages secured by real estate located in Collier/Lee County markets.  Real estate values and real estate markets are generally affected by, among other things, changes in national, regional or local economic conditions; fluctuations in interest rates and the availability of loans to potential purchasers; changes in the tax laws and other governmental statutes, regulations and policies; and acts of nature.  Over the past year, real estate prices in each of our markets have declined and if real estate prices continue to decline in any of these markets, the value of the real estate collateral securing our loans could be reduced.  Such a reduction in value of our collateral could increase the number of non-performing loans and adversely affect our financial performance.

Item 5 - Other Information

None

FLORIDA COMMUNITY BANKS, INC.
September 30, 2008

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

10.5	Employee Stock Ownership Plan (included as Exhibit 10.5 to the Company's Form S-8 filed May 6, 2004, and incorporated herein by reference).

Exhibit No.	Exhibit	Page

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

10.9	Stipulation and Consent of Entry of Order to Cease and Desist. Dated October 17, 2008.

11	Statement re: computation of earnings per common share

14	Code of Ethics (included as Exhibit 99.1 to the Company's Form 8-K filed on March 3, 2003, and incorporated herein by reference.)

31.1	Chief Executive Officer - Certification of principal executive officer pursuant to the Exchange Act Rule 13(a)-14(a) or 15(d)-14(a).

31.2	Chief Financial Officer - Certification of principal financial officer pursuant to the Exchange Act Rule 13(a)-14(a) or 15(d)-14(a).

32.1	Chief Executive Officer - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[The remainder of this page intentionally left blank.]

FLORIDA COMMUNITY BANKS, INC.
September 30, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDA COMMUNITY BANKS, INC.

By: /s/ Stephen L. Price	November 9, 2008
Stephen L. Price	Date
President, Chief Executive Officer
And Chairman of the Board of Directors

/s/ Guy W. Harris	November 9, 2008
Guy W. Harris	Date
Chief Financial Officer