Form 10-K
period 2008-12-31
FLORIDA COMMUNITY BANKS INC
filed 2009-04-16
CIK 1170902

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☐	Accelerated filer☐
Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2008, was approximately $45,840,697.

The number of shares of the Registrant’s common stock, $0.01 par value, outstanding on April 10, 2009, was 7,918,217

Document Incorporated by Reference

This statement has not been reviewed or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation.
Certain information required for Part III of this report is incorporated herein by reference to the Proxy Statement for the 2009 Annual Meeting of the Company’s stockholders

FLORIDA COMMUNITY BANKS, INC.

2008 Form 10-K Annual Report

PART I

ITEM 1.	BUSINESS

General

Florida Community Banks, Inc. ("FCBI") is a bank holding company, which owns all of the common stock of Florida Community Bank ("Bank" or "FCB") (in this report we refer to FCBI and the Bank collectively, as the "Company"), two special purpose business trust’s organized to issue Trust Preferred Securities and 50% of a partnership organized to build and lease an office building.  The special purpose business trusts are not consolidated in the financial statements that are included elsewhere herein.  FCBI is a Florida corporation registered with the Board of Governors of the Federal Reserve System as a bank holding company under the Bank Holding Company Act of 1956, as amended.  Through its subsidiary bank, FCBI is engaged in the commercial banking business in southwestern Florida with offices in Collier, Lee, Hendry and Charlotte counties. At December 31, 2008, FCBI had total assets of approximately $979 million, total deposits of approximately $845 million and stockholders' equity of approximately $45 million.

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

The Company employs approximately 180 persons and it believes that its relationship with these employees is good.

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

Facilities

The Bank's main office in Immokalee, Florida was purchased in 1962. At December 31, 2008, the Bank operated eleven branch offices; the new Caloosa branch opened on State Road 80 (east Fort Myers) in November 2007. The Bank had intended to open three new branches in 2008; Ave Maria, Bonita Springs and North Port, but due to the down turn in the economy these plans were put on hold. The Lehigh Acres branch was acquired in 1996 as a result of the acquisition of Tri-County Bank of Lehigh Acres.  The Golden Gate branch operates in a facility leased in 1997, on a month-to-month basis, with adjustments made annually to the lease cost based on the Consumer Price Index.  The LaBelle branch was acquired as a result of the acquisition of Hendry County Bank by merger in 1998. The land for the Port Charlotte branch was purchased in 1998 and the branch opened in 1999 after construction was completed. The facility for the Ft. Myers branch is leased for 15 years (with renewal options after that period) and opened in 2000. The Bank owns the Punta Gorda branch and the underlying land is subject to a 99-year lease, which commenced in 2000. Land for a second Cape Coral branch was purchased in 2003 and the branch opened operations in January 2005. All of the branch facilities are in good condition.

Regulatory Environment

The following is a brief summary of the regulatory environment in which FCBI and the Bank operate and is not designed to be a complete discussion of all statutes and regulations affecting such operations, including those statutes and regulations specifically mentioned herein. Changes in the laws and regulations applicable to FCBI and the Bank can affect the operating environment in substantial and unpredictable ways. FCBI cannot accurately predict whether legislation will ultimately be enacted, and if enacted, what the ultimate effect that legislation would have on FCBI or its subsidiaries’ financial condition or results of operations. While banking regulations are material to the operations of FCBI and the Bank, it should be noted that supervision, regulation and examination of FCBI and the Bank are intended primarily for the protection of depositors, not security holders.

FCBI is a registered bank holding company and a financial holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (Federal Reserve). As such, it is subject to the Bank Holding Company Act (BHCA) and many of the Federal Reserve’s regulations promulgated thereunder. The Federal Reserve has broad enforcement powers over bank holding companies, including the power to impose substantial fines and civil money penalties.

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

The Federal Reserve has adopted regulations which provide for minimum risk-based and leverage capital guidelines for bank holding companies. The minimum required ratio of total capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%, of which 4% must consist of Tier I capital. The minimum required leverage capital ratio is 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. A minimum leverage ratio of 4% is required for bank holding companies not meeting these criteria. Generally, bank holding companies are expected to operate well above the minimum capital ratios. Higher capital ratios may be required for any bank holding company if warranted by its particular circumstances or risk profile. Failure to meet capital guidelines can subject a bank holding company to a variety of formal and informal enforcement remedies, including restrictions on its operations and activities.

Regarding depository institutions, the prompt corrective action provisions of the federal banking statutes establish five capital categories (“well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized”), and impose significant restrictions on the operations of an institution that is not at least adequately capitalized. To be considered “well capitalized,” an institution must maintain a ratio of total capital to risk weighted assets of at least 10% of which 6% must consist of Tier I capital as well as a Tier I leverage ratio of at least 5%. To be considered adequately capitalized, the institution must maintain those same capital ratios at levels equal to or exceeding 8%, 4% and 4%, respectively. Under certain circumstances, an institution may be downgraded to a category lower than that warranted by its capital levels and subjected to the supervisory restrictions applicable to institutions in the lower capital category. As of December 31, 2008, the Bank met the minimum capital levels to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. See specific discussion of the Bank’s and FCBI’s capital adequacy as discussed under Current Regulatory Matters.

An undercapitalized depository institution is subject to restrictions in a number of areas, including capital distributions, payments of management fees and expansion. In addition, an undercapitalized depository institution is required to submit a capital restoration plan. A depository institution’s holding company must guarantee the capital plan up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it becomes undercapitalized or the amount needed to restore the capital of the institution to the levels required for the institution to be classified as adequately capitalized at the time the institution fails to comply with the plan. A depository institution is treated as if it is significantly undercapitalized if it fails in any material respect to implement a capital restoration plan.

Significantly undercapitalized depository institutions may be subject to a number of additional significant requirements and restrictions, including requirements to sell sufficient voting stock to become adequately capitalized, to improve management, to restrict asset growth, to prohibit acceptance of correspondent bank deposits, to restrict senior executive compensation and to limit transactions with affiliates. Critically undercapitalized depository institutions are further subject to restrictions on paying principal or interest on subordinated debt, making investments, expanding, acquiring or selling assets, extending credit for highly-leveraged transactions, paying excessive compensation, amending their charters or bylaws and making any material changes in accounting methods. In general, a receiver or conservator must be appointed for a depository institution within 90 days after the institution is deemed to be critically undercapitalized.

Support of Subsidiary Bank

Under Federal Reserve policy, FCBI is expected to act as a source of financial strength to, and to commit resources to support, the Bank. This support may be required at times when, absent such Federal Reserve policy, FCBI might not otherwise be inclined to provide it. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Current Regulatory Matters

Due to their current condition and results of operations, FCBI and the Bank are operating under heightened regulatory scrutiny and have been and will be taking steps which are expected to improve their asset quality. The Bank entered into a Cease and Desist Order Agreement (Order) with the OFR on October, 17, 2008 and FCBI entered into a written agreement (Agreement) with the Federal Reserve Bank of Atlanta on February 13, 2009.

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

The Agreement requires FCBI to: (i) not pay any dividends without the consent of the FRB; (ii) not accept any dividends or distributions from the Bank which would serve to reduce the Bank’s capital without the approval of the FRB; (iii) not make any payments on its subordinated debentures or trust preferred securities without the FRB’s consent; (iv) not incur or guarantee any debt without the FRB’s consent; (v) not purchase or redeem any Company stock; (vi) prepare and submit to the FRB a plan to provide sufficient capital to the Company and the Bank; (vii) ensure ongoing compliance by the Bank with FRB regulations related to transactions between the Bank and its affiliates; (viii) prepare and submit to the FRB procedures to ensure compliance with the FRB’s reporting requirements; (ix) obtain the FRB’s non-objection to the appointment of any new directors or senior executive officers; (x) limit indemnification and severance payments in accordance with applicable law; and (xi) submit monthly progress reports to the FRB.

Capital Adequacy

As of December 31, 2008, the Bank’s and FCBI’s Capital ratio’s were below the minimum ratios set in the OFR’s Order.  The Bank’s Tier 1 Leverage Capital Ratio was 7.17%, the Tier 1 Risk Based Capital Ratio was 9.38% and the Total Risk Based Capital Ratio was 10.67%.  FCBI’s Tier 1 Leverage Capital Ratio was 5.87%, the Tier 1 Risk Based Capital Ratio was 7.69% and the Total Risk Based Capital Ratio was 10.90%.  Under normal circumstances the Bank and FCBI would be considered “well capitalized” with these ratios, but these are not normal times.  The Bank and FCBI face a serious risk of their capital ratios falling further, to the point where they may be considered “under capitalized.”

In order to return the Bank’s capital ratio’s at the level prescribed by the Order, the Bank is looking at all of its options, with shrinking the Bank being the most realistic option. Issuing more stock to raise capital is an option that is being explored, however, under the current market conditions and the uncertainty in the financial markets today, the Company recognizes that this would be difficult. It must also be noted that failure to adequately address the regulatory concerns may result in further actions by the banking regulators, which could include appointment of a receiver or conservator of the Bank’s assets.

FDIC Insurance Assessments

The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally insured banks and to preserve the safety and soundness of the banking industry. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities.

The Bank’s deposit accounts are insured by the FDIC to the maximum extent permitted by law. The Bank pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all insured institutions. Institutions considered well-capitalized and financially sound pay the lowest premiums, while those institutions that are less than adequately capitalized and of substantial supervisory concern pay the highest premiums. During 2008, assessment rates for insured institutions ranged from 5 cents per $100 of assessable deposits for well-capitalized institutions with minor supervisory concerns to 43 cents per $100 of assessable deposits for undercapitalized institutions with substantial supervisory concerns. In 2009, assessment rates are expected to range between 12 and 50 cents per $100 of assessable deposits for the first quarter and 8 and 77.5 cents per $100 of assessable deposits for the remainder of the year. The large premium increase is due to the Emergency Economic Stabilization Act of 2008 and the Temporary Liquidity Guarantee Program, both of which increased the deposit insurance coverage available to Colonial’s depositors.

Emergency Economic Stabilization Act of 2008.     In October 2008, the Emergency Economic Stabilization Act of 2008 (EESA) was signed into law. The EESA temporarily revises the federal deposit insurance laws by increasing the basic deposit insurance coverage from $100,000 to $250,000 per depositor. This revision is currently effective through December 31, 2009.

Temporary Liquidity Guarantee Program.     In order to promote financial stability in the economy, the FDIC adopted the Temporary Liquidity Guarantee Program (TLGP) on October 13, 2008. Participation in the program is voluntary. However, once participation is elected, it can not be revoked. The Bank has chosen to participate in the Transaction Account Guarantee Program component of the TLGP. Under the Transaction Account Guarantee Program, the FDIC will fully insure funds held in noninterest-bearing transaction accounts. Noninterest-bearing transaction accounts are ones that do not accrue or pay interest and for which the institution does not require an advance notice of withdrawal. Also covered are interest on lawyers’ trust accounts (IOLTA) and negotiable order of withdrawal (NOW) accounts with interest rates lower than 50 basis points. These revisions are only effective through December 31, 2009.

Federal Deposit Insurance Reform Act of 2005 .    In February 2006, the Federal Deposit Insurance Reform Act of 2005 and the Federal Deposit Insurance Reform Conforming Amendments Act of 2005 (collectively, the Reform Act) were signed into law. The Reform Act revised the laws concerning federal deposit insurance by making the following changes: (i) merging the Bank Insurance Fund and the Savings Association Insurance Fund into a new fund, the Deposit Insurance Fund (DIF), effective March 31, 2006; (ii) increasing the deposit insurance coverage for certain retirement accounts to $250,000 effective April 1, 2006; (iii) beginning in 2010, deposit insurance coverage on individual accounts may be indexed for inflation; (iv) the FDIC will have more discretion in managing deposit insurance assessments; and (v) eligible institutions will receive a one-time initial assessment credit.

The Reform Act authorized the FDIC to revise the risk-based assessment system. Accordingly, insurance premiums are based on a number of factors, including the risk of loss that insured institutions pose to the DIF. The Reform Act replaced the minimum reserve ratio of 1.25% with a range of between 1.15% and 1.50% for the DIF, depending on projected losses, economic changes and assessment rates at the end of each calendar year. In addition, the FDIC is no longer prohibited from charging banks in the lowest risk category when the reserve ratio premium is greater than 1.25%.

In November 2006, the FDIC adopted changes to its risk-based assessment system. Under the new system, the FDIC will evaluate an institution’s risk based on supervisory ratings for all insured institutions, financial ratios for most institutions and long-term debt issuer ratings for certain large institutions.

In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Finance Corporation (FICO) to service FICO debt incurred during the 1980’s. The FICO assessment rate is adjusted quarterly. The average annual assessment rate in 2008 was 1.12 cents per $100 for insured deposits. For the first quarter of 2009, the FICO assessment rate for such deposits will be 1.14 cents per $100 of assessable deposits.

FDIC Regulations

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

The Company is subject to extensive governmental regulation. The regulations are designed for the protection of the depositors, federal deposit insurance funds, federal crimes prevention and the banking system as a whole. Federal and state law limits the Company's ability to declare and pay dividends. Also, failure to comply with laws, regulations or policies could result in sanctions by the regulatory agencies and damage to our reputation.  Changes to regulations, including changes in interpretation or implementation of statures, regulations or policies can have a substantial and unpredictable effect on the Company; refer to the discussions in Item 1 - Business and Note 12 - Regulatory Capital Matters.

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

Our directors, if acting together, will be able to significantly influence all matters requiring approval by our shareholders, including elections of directors and the approval of mergers or other business combination transactions. Our executive officers and directors own approximately 1,169000 shares, representing approximately 15% of the total number of shares outstanding. The interest of these shareholders may differ from the interests of our other shareholders, and these shareholders, acting together, will be able to influence all matters requiring approval by shareholders. As a result, these shareholders could approve or cause us to take actions of which you may disapprove or that may be contrary to your interests and those of other investors.

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

Our shares of common stock are not deposits, savings accounts or other obligations of the Company, our subsidiaries or any other depository institution, are not guaranteed by the Company or any other entity, and are not insured by the Federal Deposit Insurance Corporation or any other governmental agency.

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

On October 17, 2008, Florida Community Banks, Inc.’s wholly-owned subsidiary, Florida Community Bank (“Bank”), the Florida Office of Financial Regulation (“OFR”) and the Federal Deposit Insurance Corporation (“FDIC”) entered into a Stipulation and Consent of Entry of Order to Cease and Desist, which incorporated by reference an Order to Cease and Desist for the Bank (“Order”).  A description of the Order is contained under ITEM 1. – Business – Regulatory Environment.

A copy of this Order was included in the September 30, 2008 form 10-Q as exhibit 10.9.

Management believes that it is addressing, or has addressed, all of the substantive items in, and is compliant with the Cease & Desist Order Agreement, however as of this filing the Bank was not in compliance with all of the items.  The Bank has recruited three new directors, but only one to date has been approved by the OFR; approval of the other two are still pending.  The Bank’s capital ratios have fallen below the minimums required by the Order; as of December 31, 2008 the Tier 1 Leverage Capital Ratio was 7.17%, the Tier 1 Risk Based Capital ratios was 9.38% and the Total Risk Based Capital Ratio was 10.67%.  As of March 31, 2009, the Capital ratios are projected to decrease further.  Management is reviewing and weighing all of its opinions for increasing capital and is actively trying to reduce the size of the Bank by selling non-performing assets, which will improve the capital ratios.  On February 13, 2009, FCBI entered into a written agreement with the Federal Reserve Bank of Atlanta (“Agreement”).  A description of the Agreement is contained under ITEM 1. – Business – Regulatory Environment and a copy of the Agreement is included as Exhibit 10.10 to this Form 10-K.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

There has been no established trading market for the Company's Common Stock, $0.01 par value (the "Common Stock"), which has been traded inactively in private transactions or Over the Counter (OTC) through brokers.

Management has reviewed the limited information available as to the ranges at which the Common Stock has been sold and is aware of trades that occurred during 2007 and 2008.  To the best of management's knowledge, the last private trade in December was executed at a price of $5.00 per share; the closing price at December 31, 2008 as listed on E*TRADE was $4.25 per share.  The per share price data regarding the Common Stock is provided for information purposes only and should not be viewed as indicative of the actual or market value of the Common Stock. The dividends paid on Common Stock (split-adjusted) during 2007 are disclosed.

	Estimated Price Range Per Share		Dividends Declared on Common Stock
	High	Low	(Per Share)

2008 :
First Quarter	$24.00	$18.00	$0.000
Second Quarter	23.00	4.00	0.000
Third Quarter	7.00	4.85	0.000
Fourth Quarter	12.00	4.00	0.000

	Estimated Price Range Per Share		Dividends Declared on Common Stock
	High	Low	(Per Share)

2007 (Split Adjusted):
First Quarter	$29.58	$27.71	$0.000
Second Quarter	29.79	29.38	0.210
Third Quarter	30.00	29.79	0.000
Fourth Quarter	30.00	19.72	0.210

As of March 10, 2009, there were 7,918,217 shares of Common Stock outstanding held by approximately 1,200 shareholders of record.

The payment of future dividends will be at the sole discretion of the Company's board of directors and will depend on, among other things, future earnings, capital requirements, the general financial condition of the Company, and general business conditions.

Equity compensation plan

At their Annual Meeting, the Bank's shareholders adopted the 2002 Key Employee Stock Compensation Program ("Employee Program"), which was assumed by FCBI upon its acquisition of the Bank. Stock options granted under the Employee Program are generally granted with an exercise price equal to the fair market value of the Company's stock at the date of grant. Stock options generally vest over four years of continuous service and have a ten year contractual term. Certain options provide for accelerated vesting if there is a change of control (as defined in the plan), The following table reflects the number of shares to be issued upon the exercise of options granted under the Employee Program, the weighted-average exercise price of all such options, and the total number of shares of common stock reserved for the issuance upon the exercise of authorized, but not-yet-granted options, as of December 31, 2008.

Plan Category	Number of Securities to be Issued Upon the Exercise of Outstanding Options	Weighted-average Exercise Price of Outstanding Options	Number of Equity Securities Remaining Available for Future Issuance Under Equity Compensation Plan

Equity Compensation Plans
Approved by Shareholders	248,564	$9.82	63,485
Equity Compensation Plans
Not Approved by Shareholders	—	0.00	—

Total	248,564	$9.82	63,485

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents on a historical basis selected financial data and ratios for the Company. All averages are daily averages.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands except per share data)

Earnings Summary:
Interest income	$47,235	$77,417	$85,575	$57,788	$39,550
Interest expense	33,171	38,390	34,365	17,385	9,200
Net interest income	14,064	39,027	51,210	40,403	30,350
Provision for loan losses	69,130	6,868	2,296	1,762	1,971
Net interest income (expense) after provision for loan losses	(55,066)	32,159	48,914	38,641	28,379
Noninterest income	2,287	2,828	3,916	3,914	3,808
Noninterest expense	34,408	17,664	15,069	12,933	12,251
Income (loss) before income taxes	(87,187)	17,323	37,761	29,622	19,936
Income tax expense (benefit)	(33,892)	6,414	14,615	11,404	7,694
Net income (loss)	(53,295)	10,909	23,146	18,218	12,242

Per Common Share Data:
(Retroactively adjusted for effects of stock dividends and stock splits)
Net income (loss) - basic	$(6.73)	$1.38	$2.93	$2.31	$1.57
Net income (loss) - diluted	(6.70)	1.36	2.90	2.29	1.55
Cash dividends declared per common share	0.00	0.42	0.35	0.29	0.24

Selected Average Balances:
Total assets	$974,376	$982,935	$1,003,937	$791,418	$588,771
Total loans	701,334	812,603	876,604	670,885	490,521
Securities	180,574	124,816	75,513	70,213	43,567
Earning assets	905,872	950,125	968,125	750,433	552,930
Deposits	793,750	790,483	831,112	640,504	483,135
Long-term borrowings	82,828	81,491	80,369	70,912	50,762
Shareholders' equity	89,437	98,387	80,113	62,280	48,365
Shares outstanding (split adjusted, in thousands)	7,918	7,909	7,890	7,885	7,804

Selected Period-End Balances:
Total assets	$979,369	$942,674	$1,016,677	$907,082	$660,864
Total loans	624,635	761,431	869,608	791,609	552,509
Securities	206,730	141,410	106,704	66,242	74,265
Earning assets	866,060	907,043	977,911	863,042	627,722
Deposits	845,429	753,658	835,462	737,256	520,585
Long-term borrowings	80,929	85,929	85,929	70,334	70,310
Shareholders' equity	44,629	98,205	90,567	70,076	52,928
Shares outstanding (split adjusted, in thousands)	7,918	7,909	7,909	7,885	7,804

Selected Ratios:
Return on average equity	(59.59)%	11.09%	28.89%	29.25%	25.31%
Return on average assets	(5.47)	1.11	2.31	2.30	2.08
Net interest margin	1.59	4.15	5.30	5.39	5.50
Allowance for loan losses to loans	5.83	2.40	1.56	1.46	1.77
Net charge-offs to average loans	7.28	0.26	0.03	0.00	0.05
Average equity to average assets	9.18	10.01	7.98	7.87	8.21

Cash Dividends Declared	$0	$3,296	$2,747	$2,289	$1,883

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Summary

Net loss for 2008 was $53,297,676, a 586% decrease from 2007 net income of $10,909,219. Net income for 2007 was $10,909,219, a 53% decrease from 2006 net income of $23,146,069.  Net income for 2006 was $23,146,069, a 27% increase over 2005 net income.  Diluted net income (loss) per common share for 2008 was $(6.70) compared to $1.36 in 2007 and $2.90 in 2006.

The decrease in net income from 2006 through 2008 was primarily attributable to the depressed real estate economy in Southwest Florida; non-performing assets increased 78.7% to $212.6 million resulting in $51.1 million in net loan charge-offs and $9.5 million OREO writedowns.  The decrease in net income from 2006 to 2007 was primarily due to the worsening real estate economy in 2007, which resulted in non-performing assets increasing 118% to $119 million; net loan charge-offs and OREO writedowns in 2007 were $2.1 million and $90 thousand, respectively.  The increase in net income from 2005 to 2006 was driven primarily by loan growth, with average loans increasing 30.7%.

Earning Assets

During 2008, earning assets averaged $906 million, a decrease of $44 million (4.6%) from 2007. During 2007, earning assets averaged $950 million, a decrease of $18 million (1.9%) over 2006. During 2006, earning assets averaged $968 million, an increase of $218 million (29.0%) over 2005.

The management of the Company considers many criteria in managing earning assets, including creditworthiness, diversification, maturity, and interest rate sensitivity. The following table sets forth the Company's interest-earning assets by category at December 31, in each of the last three years.

	December 31,
	2008	2007	2006
	(In thousands)

Interest-bearing deposits with banks	$6,246	$1,868	$1,499
Securities	206,730	141,410	106,704
Federal funds sold	28,450	2,334	100
Loans:
Real estate (1)	572,706	710,951	822,540
Commercial and other	51,928	50,480	47,068
Total loans	624,634	761,431	869,608

Interest-earning assets	$866,060	$907,043	$977,911

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

Average loans decreased $111 million (13.7%) in 2008 compared to 2007. A significant portion of that decrease was due to foreclosures.  New loan volume was down as a result of the depressed real estate economy that started slowing down during the latter half of 2006 , recognizing the impending slow down management tightened its lending standards, which resulted in fewer loans being made.

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

 The following table sets forth the balances in certain categories of loans at December 31 for each of the five years ending December 31, 2008.

Loan Portfolio

	December 31,
	2008		2007		2006		2005		2004
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)

Commercial, financial and agricultural	$44,290	7.08%	$42,718	5.60%	$41,575	4.77%	$37,309	4.69%	$51,378	9.26%
Real estate - construction	328,673	52.55	414,738	54.37	478,085	54.80	467,854	58.81	270,016	48.69
Real estate - mortgage	243,877	38.99	296,213	38.83	344,309	39.47	280,230	35.22	222,374	40.10
Consumer	6,534	1.04	6,112	0.80	6,275	0.72	7,502	0.94	8,086	1.46
Loans held-for-sale	156	0.02	—	0.00	146	0.02	300	0.04	576	0.10
Other	1,986	0.32	3,006	0.40	2,008	0.22	2,356	0.30	2,181	0.39
	625,516	100.00%	762,787	100.00%	872,398	100.00%	795,551	100.00%	554,611	100.00%

Unearned income	(881)		(1,356)		(2,790)		(3,942)		(2,102)
Allowance for loan losses	(36,390)		(18,309)		(13,590)		(11,523)		(9,791)

Net loans	$588,245		$743,122		$856,018		$780,086		$542,718

The following table shows the maturity distribution of selected loan classifications at December 31, 2008, and an analysis of those loans maturing in over one year:

Selected Loan Maturity and Interest Rate Sensitivity

	Maturity				Rate Structure for Loans Maturing Over One Year
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total	Predetermined Interest Rate	Floating or Adjustable Rate
	(Amounts in thousands)

Commercial, financial and agricultural	$30,856	$13,434	$—	$44,290	$8,422	$5,012
Real estate – construction	219,699	85,338	3,651	328,673	85,403	23,571

Total	$250,555	$118,757	$3,651	$372,963	$93,825	$28,583

For the purposes of this schedule, loans that have reached the fixed contractual floor rate are treated as having a pre-determined interest rate.

Securities Portfolio

The securities portfolio increased by $65.3 million or 46.0% from 2007 to 2008. The securities portfolio increased by $34.7 million or 32.5% from 2006 to 2007. The securities portfolio increased by $41 million or 62.3% from 2005 to 2006. The increase in securities in 2008 was done to increase the bank’s liquidity position; increases in 2007 and 2006 were done to make the portfolio less sensitive to falling interest rates, as well as to increase the bank’s liquidity position.

The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity through borrowings secured by that portfolio. On a daily basis, funds available for short-term investment are determined. Funds available for long-term investment are projected based upon anticipated loan and deposit growth, liquidity needs, pledging requirements, maturities of securities, and other factors. The Company holds two classifications of securities: "Held-to-Maturity" and "Other Investment Securities." Other Investment Securities are carried at cost at year-end 2008, 2007 and 2006. Held-to-Maturity securities are carried at amortized cost and represent the largest portion of the total securities portfolio. At December 31, 2008, 2007 and 2006 there were no material unrealized gains (losses) in the Other Investment Securities. At December 31, 2008, net unrealized gains in the Held-to-Maturity portfolio amounted to $3,685,360. At December 31, 2007 and 2006, net unrealized gains (losses) in the Held-to-Maturity portfolio amounted to $689,941 and ($1,133,080), respectively.

The following table presents the carrying amounts of the securities portfolio at December 31, in each of the last three years.

Securities Portfolio

	December 31,
	2008	2007	2006
	(In thousands)

Held-to-Maturity:
FHLB and FHLMC agency notes	$19,486	$18,491	$12,531
State and Municipal securities	20,798	20,787	16,765
Mortgage-backed securities	159,341	96,532	71,813
Total Held-to-Maturity	199,625	135,810	101,109

Other Investment Securities	7,105	5,600	5,595

Total Securities	$206,730	$141,410	$106,704

The following table indicates the respective contractual maturities and weighted average y4ields of securities (dollars in thousands). Taxable equivalent adjustments, using a 30 percent tax rate, have been made in calculating yields on the tax-exempt obligations.

Security Portfolio Maturity Schedule

	Maturing
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Amounts in thousands, except percentages)
Securities Held-to-Maturity
FHLB and FHLMC agency notes	$—	0.00%	$9,502	4.73%	$5,970	6.08%	$4,014	5.85%
State and municipal securities	—	0.00	—	0.00	904	5.43	19,894	5.76
Mortgage-backed securities	—	0.00	—	0.00	30,784	4.99	128,557	5.16

Other Investment Securities
Other investment securities	—	0.00	—	0.00	—	0.00	7,105	3.18

Total Securities	$—	0.00	$9,502	4.73	$37,658	5.17	$159,570	5.16

There were no securities held by the Company of which the aggregate value at December 31, 2008, 2007 and 2006 exceeded ten percent of shareholders' equity at that date. (Securities, which are payable from, and secured by the same source of revenue or taxing authority, are considered to be securities of a single issuer. Securities of the U.S. Government and U.S. Government agencies and corporations are not included.)

Deposits and Borrowed Funds

Average deposits increased $3.3 million (0.41%) in 2008 compared to 2007.  Average deposits decreased $40.6 million (4.9%) in 2007 compared to 2006. Average deposits increased $191 million (29.8%) in 2006 compared to 2005. In 2008, the largest growth area was in retail certificate of deposits, which increased $162.2 million or 115.8.% in total; brokered certificate of deposits increased $44.1 million or 14.3% in total; money market, non-interest and interest bearing demand deposits and savings decreased $113.5 million or 37.2% in total; this decline was primarily due to depositors seeking higher yields as rates fell during 2008. In 2007, the largest growth area was  in money markets, which grew on average $27.7 million or 16.1%, however deposits on a whole declined due to the slowing economy; brokered certificate of deposits were reduced by approximately $56 million in 2007. In 2006, the largest growth area was in super money markets, which increased $72 million or 79.7% in total; broker certificate of deposits increased $45.1 million or 14.1% and local area certificate of deposits increased $18.4 million or 22.2%; non-interest and interest bearing demand deposits and savings and regular money markets decreased $37.5 million in total.

The following table sets forth the Company's deposit structure at December 31 in each of the last three years.

	December 31,
	2008	2007	2006
	(In thousands)

Noninterest-bearing deposits:
Individuals partnerships and corporations	$ 51,334	$ 59,415	$ 96,885
U.S. Government and states and political subdivisions	7,473	7,213	8,127
Certified and official checks	1,667	6,007	4,469
Total noninterest bearing deposits	60,474	72,635	109,481

Interest-bearing deposits:
Interest - bearing demand accounts	22,386	25,749	40,624
Savings accounts	107,279	206,290	219,013
Certificates of deposit, less than $100,000	284,837	93,705	63,246
Certificates of deposit, more than $100,000	370,453	355,279	403,098
Total interest bearing deposits	784,955	681,023	725,981

Total deposits	$845,429	$753,658	$ 835,462

The following table presents a breakdown by category of the average amount of deposits and the weighted average rate paid on deposits for the periods indicated:

	Years Ended December 31,
	2008		2007		2006
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Noninterest bearing deposits	$64,233	0.00%	$86,371	0.00%	$122,354	0.00%
Interest-bearing demand deposits	23,381	0.84	31,934	0.87	42,533	0.88
Savings deposits	165,772	2.64	223,356	4.52	201,919	4.23
Time deposits	540,364	4.55	448,822	5.12	464,306	4.48

Total deposits	$793,750	3.67	$790,483	4.22	$831,112	3.58

At December 31, 2008, time deposits of $100,000 or greater aggregated approximately $370.5 million.  The following table indicates, as of December 31, 2008, the dollar amount of $100,000 or more time deposits by the time remaining until maturity (in thousands):

Maturities of Large Time Deposits
(In thousands)

Three months or less	$68,720
Over three through six months	39,479
Over six through twelve months	64,220
Over twelve months	198,034

Total	$370,453

At December 31, 2008, borrowed funds consisted of $80.9 million in long-term debt.  The Bank had $50,000,000 in secured lines to purchase federal funds, of which $50,000,000 was available at December 31, 2008. The Bank had a separate line with the Federal Reserve Bank of Atlanta, secured by loans, which $20,000,000 was available on an overnight basis.  At December 31, 2007, borrowed funds consisted of $85.9 million in long-term debt.  The Bank had $15,000,000 in unsecured lines to purchase federal funds and $50,000,000 in secured lines, of which $65,000,000 was available at December 31, 2007. The Bank had a separate line with the Federal Reserve Bank of Atlanta, secured by loans, which $9,000,000 was available, and the Company had a $5,000,000 line of credit with another financial institution that was available for borrowing purposes. At December 31, 2006, borrowed funds consisted of $694 thousand in short-term (overnight) borrowing and $85.9 million in long-term debt.

At December 31, 2008, the Bank had credit available of approximately $98 million with the Federal Home Loan Bank of Atlanta, of which $48 million was available and unused. The ability to utilize the remaining line is dependent on the amount of eligible collateral that is available to pledge to the Federal Home Loan Bank, which at December 31, 2008, was approximately $25 million. The line is secured by investment securities and residential real estate loans. At December 31, 2007, the Bank had credit available of approximately $140 million with the Federal Home Loan Bank of Atlanta, of which $85 million was available and unused. The ability to utilize the remaining line is dependent on the amount of eligible collateral that is available to pledge to the Federal Home Loan Bank, which at December 31, 2007, was approximately $25 million. The line is secured by investment securities and residential real estate loans at December 31, 2007. At December 31, 2006, the Bank had credit available of approximately $151 million with the Federal Home Loan Bank of Atlanta, of which $96 million was available and unused. The ability to utilize the remaining line is dependent on the amount of eligible collateral that is available to pledge to the Federal Home Loan Bank, which at December 31, 2006, was approximately $33 million. The line is secured by residential and commercial real estate loans and investment securities at December 31, 2006.

The following table sets forth the expected debt service for the next five years based on interest rates and repayment provisions as of December 31, 2008.

Maturities of Long-term Debt
(In thousands)

	Years Ended December 31,
	2009	2010	2011	2012	2013

Interest on indebtedness	$2,792	$2,548	$2,466	$2,139	$1,676
Repayment of principal	—	5,000	5,000	20,000	—

	$2,792	$7,548	$7,466	$22,139	$1,676

Capital Resources

Shareholders' equity decreased $53.6 million to $44.6 million as of December 31, 2008, increased $7.6 million to $98.2 million as of December 31, 2007, and increased $20.5 million to $90.6 million as of December 31, 2006. The decrease in shareholders' equity for 2008 was attributable to a net loss for the year; no dividends were declared. The increase in shareholders’ equity for 2007 and 2006 was attributable to net income, less dividends declared.

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

In December 2008, the Company elected to defer the interest payments on both trust preferred securities as allowed under the trust agreements. The deferral of interest is intended to conserve cash at the Parent Company until such time that the Bank becomes profitable again. Interest payments may be deferred up to 20 quarters; however, interest will still be accrued during the deferral period. It is estimated that this deferral will save approximately $2.7 million in payments over the next three years.

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

The table below summarizes these and other key ratios for the Company for each of the last three years.

Return on Equity and Assets

	December 31,
	2008	2007	2006

Return on average assets	(5.47)%	1.11%	2.31%
Return on average common equity	(59.59)	11.09	28.89
Dividend payout ratio	0 .00	30.21	11.87
Average common shareholders' equity to average assets ratio	9.18	10.01	7.98

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

The table below illustrates the Company's regulatory capital ratios under federal guidelines at December 31, 2008, 2007 and 2006:

Capital Adequacy Ratios

	Statutory	Years ended December 31,
	Minimum	2008	2007	2006
		(Amounts in thousands)

Tier I Capital		$59,977	$128,205	$120,567
Tier II Capital		25,089	10,487	12,267
Total Qualifying Capital		$85,066	$138,692	$132,834
Risk Adjusted Total Assets (including off-balance sheet exposures)		$780,312	$831,138	$980,017
Adjusted quarterly average assets		$1,021,230	$958,338	$1,023,119
Tier I Capital Ratio	4.00%	7.69%	15.43%	12.30%
Total Capital Ratio	8.00	10.90	16.69	13.55
Leverage Ratio	4.00	5.87	13.38	11.78

Information on the Bank capital ratios appears in Note 12 to the consolidated financial statements contained elsewhere herein.

On December 31, 2008, the Company and the Bank exceeded the regulatory minimums and qualified as well capitalized institutions under the regulations.

Liquidity Management

Liquidity is the ability of a company to convert assets into cash without significant loss and to raise funds by increasing liabilities. Liquidity management involves having the ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Additionally the Parent Company requires cash for various operating needs including dividends to shareholders, the servicing of debt, and the payment of general corporate expenses. The primary source of liquidity for FCBI is dividends from the subsidiary bank. At December 31, 2008, the subsidiary bank was not capable of paying  dividends to FCBI, per the agreement with the “OFR”, as it would further reduce the Bank’s capital levels. The Parent Company however has sufficient cash on hand to meet its obligations and operating needs for at least three years.
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

The liability portion of the balance sheet provides liquidity through various interest bearing and non-interest-bearing deposit accounts. The Bank had $50,000,000 and $65,000,000 of federal funds available at December 31, 2008 and 2007, respectively and the Company had $5,000,000 of credit line available at December 31, 2007. The Bank also had available as a source of financing, a line of credit with the Federal Home Loan Bank of Atlanta of which $47,475,000 and $85,000,000 was available and unused at December 31, 2008 and 2007, respectively, subject to the availability of assets to pledge to secure such borrowings (approximately $25,000,000 for both years).  The Bank also as available a line of credit with the Federal Reserve Bank of Atlanta totaling $20,000,000 and $9,000,000 for December 31, 2008 and 2007 respectively, subject to the availability of assets (loans) to pledge to secure such borrowings.

Contractual Obligations

The Company has various contractual obligations that they must fund as part of their normal operations. The following table shows aggregate information about their contractual obligations, including interest, and the periods in which payments are due. The amounts and time periods are measured from December 31, 2008.

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt	$111,498	$2,792	$15,014	$23,815	$69,877
Operating Lease Obligations	14,181	1,096	2,222	2,263	8,600
Time Deposits	693,993	308,338	327,111	58,542	2

Total	$819,672	$312,226	$344,347	$84,620	$78,479

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

The following table shows interest sensitivity gaps for different intervals as of December 31, 2008.

Interest Rate Sensitivity Analysis
(In thousands)

	0-30	31-90	91-365	1-5	Over 5
	Days	Days	Days	Years	Years	Total

Interest-earning assets (1)
Loans	$92,510	$28,221	$135,315	$195,330	$18,619	$469,995
Securities and federal funds sold	35,902	—	—	21,450	177,828	235,180
Interest-bearing deposits in banks	6,246	—	—	—	—	6,246
	134,658	28,221	135,315	216,780	196,447	711,421
Interest-bearing liabilities (2)
Demand deposits (3)	7,462	7,462	7,462	—	—	22,386
Savings deposits (3)	35,760	35,760	35,759	—	—	107,279
Time deposits	39,034	52,700	210,314	353,240	2	655,290
Long-term borrowings	—	10,000	—	20,000	50,929	80,929
	82,256	105,922	253,535	373,240	50,931	865,884

Interest sensitivity gap	$52,402	$(77,701)	$(118,221)	$(156,460)	$145,516	$(154,463)

Cumulative interest sensitivity gap	$52,402	$(25,298)	$(143,519)	$(299,979)	$(154,463)

Ratio of interest-earning assets to Interest-bearing liabilities	1.64	0.27	0.53	0.58	3.86

Cumulative ratio	1.64	0.87	0.68	0.63	0.82

Ratio of cumulative gap to total interest-earning assets	0.074	(0.036)	(0.202)	(0.422)	(0.217)
_________________________
(1)	Excludes nonaccrual loans. Securities maturities are based on projected re-payments at current interest rate levels.
(2)	Excludes matured certificates, which have not been redeemed by the customer and on which no interest is accruing.
(3)
Interests bearing demand and savings deposits are assumed to be subject to movement into other deposit instruments in equal amounts during the 0-30 day period, the 31-90 day period, and the 91-365 day period.

The above table indicates that in a increasing interest rate environment, the Company's earnings may be positively affected in the short-term (0-30 days) by the higher amount of interest earning assets compared to interest bearing-liabilities that will re-price higher, but negatively affected in the slightly longer-term, (31-365 days) due to interest-bearing liabilities re-pricing faster than earning assets.  As seen in the preceding table, for the first 30 days of re-pricing opportunity there is an excess of earning assets over interest-bearing liabilities of approximately $52 million, but by the 365th day the excess in interest-bearing liabilities over assets has increased to approximately $144 million.  However, if interest rates remain at or near the current levels during this time frame these liabilities will re-price lower and that will benefit or have a positive effect on the Bank’s net interest margin. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread and the level of interest-bearing assets and liabilities may change, thus impacting net interest income. It should be noted that a matched interest-sensitive position by itself does not ensure maximum net interest income.

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

Net interest income decreased approximately $24.9 million (63.9%) to $14.1 million in 2008 compared to 2007. Net interest income decreased approximately $12.2 million (23.8%) to $39 million in 2007 compared to 2006. The decrease in 2008 and 2007 was primarily due to a decrease in average loans outstanding and an increase in non-performing loans; the increase’s in the preceding years (2006) was primarily due to increased volume in average loans outstanding during the periods.

Interest income was $47.2 million in 2008, which represented a decrease of $30.2 million (38.9%) over 2007. Interest income was $77.4 million in 2007, which represented a decrease of $8.2 million (9.5%) over 2006. Interest income was $85.6 million in 2006, which represented an increase of $27.8 million (48.0%) over 2005. The primary reason for the decrease in interest income in 2008  was the decrease in loans and rates during the year, combined with an increase in non-performing loans; average loans outstanding decreased approximately $111 million; a significant portion of the decrease was due to foreclosures; the prime rate decreased 400 basis points during the year (from 7.25% down to 3.25%) and non-performing loans averaged $113.5 million for the year, an increase of $61.3 million over 2007; approximately $5.9 million in interest income on non-performing loans was reversed in 2008.   The decrease in interest income in 2007 was the beginning of what was realized in 2008, the increase in non-performing loans. The increase in interest income in 2006 was due to  the tremendous loan growth that carried over from 2005 into the beginning of 2006; the average loan volume increased approximately $206 million compared to $180 million in 2005; also rates were significantly higher in 2006 than 2005.

Interest income on securities increased $2.8 million (47.4%) from 2007 to 2008. The increase was due to the purchase of approximately $85 million in securities throughout the year.  Interest income on securities increased $2.6 million (77.4%) from 2006 to 2007. This increase was also due to the purchase of approximately $90 million in securities ($44 million in 2007) over the course of 2007 and 2006. The increases to the security portfolio provided the Bank with additional liquidity in the form of pledging to secure our borrowing lines and with interest rate protection when rates declined as they did in 2008.

Interest income, other than loans and securities, decreased by $326 thousand in 2008, decreased by $108 thousand in 2007, and increased by $464 thousand in 2006. In 2008, the average amount invested in fed funds sold was approximately $21.5 million, an increased of approximately $10 million over 2007, but the fed funds rate declined by 400 basis point during the year, significantly reducing the interest earned. In 2007, the average amount invested in fed funds sold was approximately $11.4 million, a decrease of approximate $3.3 million over 2006. In 2006, the average amount invested in fed funds sold was approximately $14.7 million, an increase of approximately $7.7 million over 2005.

Total interest expense in 2008 decreased by $5.2 million or 13.6%. The decrease was primarily due to  lower rates, although lower volumes and a change in the deposit mix had an affect. Money market, now and savings balances averaged $66.1 million lower than in 2007, with yields that were approximately 190 basis points lower; certificate of deposits averaged $91.5 million higher than in 2007, with yields that were approximately 57 basis points lower. Total interest expense increased by $4 million (11.7%) in 2007 and by $17 million (97.7%) in 2006.  The increase in interest expense in 2007 was primarily due to the changes in rates compared to 2006.  The increase in interest expense in 2006 was caused by higher rates and a $199.5 million increase in average interest bearing liabilities. There was also significant change in the deposit mix with lower cost deposits (non-interest checking, now, savings and regular money market accounts) decreasing and the higher cost deposits (super money market and certificate of deposits) increasing.

The trend in net interest income is commonly evaluated by measuring the average yield on earning assets, the average cost of funds, and the net interest margin. The Company's average yield on earning assets (total interest income divided by average interest earning assets) decreased 35.9% in 2008 to 5.25% compared to 8.19% in 2007 and 8.85% in 2006.  The impact of the non-performing loans, combined with the decrease in prime rate during 2008 had a negative affect on the yield. Higher rates in 2006 (the prime rate increase 17 times from June 2004 through June 2006) and the increases in the loan and security volumes resulted in the year over year increase for 2006.  In line with the national interest rate markets, the Company's average cost of funds (total interest expense divided by average interest bearing liabilities) decreased to 4.06% in 2008, from 4.85% in 2007 and from 4.32% in 2006. The decrease in 2008 was due to lower rates and the change in deposit mix referred to above.

The Bank's net interest margin (net interest income divided by average interest earning assets) decreased in 2008 to 1.59% compared to 4.15% in 2007 and 5.30% in 2006. The decrease in 2008 was due to the significant increase in non-performing loans that occurred; the fact that the cost of funds decreased as well helped to minimized the decrease in the net interest margin. The decrease in 2007 was due to the increase in non-performing loans and the increase in the cost of funds. The decrease in 2006, compared to 2005, was caused primarily by the increase in the cost of funds.

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

Average Balances, Interest Income/Expense and Yields/Rates
Taxable Equivalent Basis

	Years Ended December 31,
	2008			2007			2006
	Average Balance	Interest Income/ Expense	Average Yields/ Rates	Average Balance	Interest Income/ Expense	Average Yields/ Rates	Average Balance	Interest Income/ Expense	Average Yields/ Rates
	(Dollars in thousands)
Assets:
Earning assets:
Loans, net of unearned income (1)(2)	$701,334	$38,087	5.43%	$812,603	$70,812	8.71%	$876,604	$81,474	9.29%
Securities:
Taxable	159,782	8,021	5.02	104,565	5,194	4.97	71,353	3,221	4.51
Tax-exempt (2)	20,792	1,129	5.43	20,251	1,164	5.75	4,160	237	5.70
Total securities	180,574	9,150	5.07	124,816	6.358	5.09	75,513	3,458	4.58
Interest-bearing deposits in other banks	2,486	49	1.97	1,311	71	5.42	1,266	66	5.21
Federal funds sold	21,478	269	1.25	11,395	573	5.03	14,742	686	4.65
Total interest-earning assets (2)	905,872	47,555	5.25	950,125	77,814	8.19	968,125	85,684	8.85

Non-interest earning assets:
Cash and due from banks	10,586			11,765			19,433
Accrued interest and other assets	81,169			34,783			30,502
Allowance for loan losses	(23,445)			(13.738)			(14,123)

Total Assets	$974,376			$982,935			$1,003,937

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Demand deposits	$23,381	196	0.84%	$31,934	278	0.87%	$42,533	376	0.88%
Savings deposits	165,772	4,374	2.64	223,356	10,104	4.52	201,919	8,548	4.23
Time deposits	540,364	24,599	4.55	448,822	22,999	5.12	464,306	20,817	4.48
Total deposits	729,517	29,169	4.00	704,112	33,381	4.74	708,758	29,741	4.20

Long-term borrowings	82,828	3,867	4.67	81,491	4,672	5.73	80,369	4,347	5.41
Short-term borrowings	4,123	135	3.27	6,201	336	5.42	5,518	277	5.02
Total interest-bearing Liabilities	816,468	33,171	4.06	791,804	38,389	4.85	794,645	34,365	4.32

Non interest-bearing liabilities:
Demand deposits	64,233			86,371			122,354
Accrued interest and other liabilities	4,238			6,373			6,825
Shareholders' equity	89,437			98,387			80,113
Total Liabilities and Shareholders' Equity	$974,376			$982,935			$1,003,937

Net Interest Income/Net Interest Spread		14,384	1.19%		39,425	3.34%		51,319	4.53%

Net yield on earning assets			1.59%			4.15%			5.30%

Taxable Equivalent adjustments (2):
Securities		293			350			71
Loans		27			48			38
Total taxable equivalent Adjustment		320			398			109

Net interest income		$14,064			$39,027			$51,210
_________________________
(1)	Average loans include nonaccrual loans. All loans and deposits are domestic.
(2)
Tax equivalent adjustments on securities and loans exempt from income taxes have been based on an assumed tax rate of 30 percent, and give effect to the disallowance for federal income tax purpose of interest expense related to certain tax-exempt earning assets.

The following tables set forth, for the years ended December 31, 2008, 2007 and 2006, a summary of the changes in interest income and interest expense resulting from changes in interest rates and in changes in the volume of earning assets and interest-bearing liabilities, segregated by category. The change due to volume is calculated by multiplying the change in volume by the prior year’s rate. The change due to rate is calculated by multiplying the change in rate by the prior year’s volume. The change attributable to both volume and rate is calculated by multiplying the change in volume by the change in rate. Figures are presented on a taxable equivalent basis.

Rate/Volume Variance Analysis
Taxable Equivalent Basis

	Average Volume			Change in Volume		Average Rate
	2008	2007	2006	2008-2007	2007-2006	2008	2007	2006
	(Dollars in thousands)
Earning assets:

Loans, net of unearned income (1)(2)	$701,334	$812,603	$876,604	$(111,269)	$(64,001)	5.43%	8.71%	9.29%

Securities
Taxable	159,782	104,565	71,353	55,217	33,212	5.02	4.97	4.51
Tax exempt (2)	20,792	20,251	4,160	541	16,091	5.43	5.75	5.70
Total Securities	180,574	124,816	75,513	55,758	49,303	5.07	5.09	4.58

Interest-bearing deposits with other banks	2,486	1,311	1,266	1,175	45	1.97	5.42	5.21
Federal funds sold	21,478	11,395	14,742	10,083	(3,347)	1.25	5.03	4.65
Total Earning Assets (2)	$905,872	$950,125	$968,125	$(44,253)	$(18,000)	5.31	8.19	8.85

Interest-Bearing Liabilities
Deposits:
Demand deposits	$23,381	$31,934	$42,533	$(8,553)	$(10,599)	0.84	0.87	0.88
Savings	165,772	223,356	201,919	(57,584)	21,437	2.64	4.52	4.23
Time certificates	540,364	448,822	464,306	91,542	(15,484)	4.55	5.12	4.48
Total Deposits	729,517	704,112	708,758	25,405	(4,646)	4.00	4.74	4.20

Long-term borrowings	82,828	81,491	80,369	1,337	1,122	4.67	5.73	5.41
Other borrowings	4,123	6,201	5,518	(2,078)	683	3.27	5.42	5.02

Total Interest-Bearing Liabilities	$816,468	$791,804	$794,645	$24,664	$(2,841)	4.06	4.85	4.32

Net interest income/net interest spread						1.19	3.34	4.53

Net yield on earning assets						1.59	4.15	5.30

Net cost of funds						3.66	4.04	3.55

						Variance Attributed to
	Interest Income/Expense			Variance		2008			2007
	2008	2007	2006	2008-2007	2007-2006	Volume	Rate	Mix	Volume	Rate	Mix
	(Dollars in thousands)
Earning assets:
Loans, net of unearned income	$38,087	$70,812	$81,474	$(32,725)	$(10,662)	$(9,695)	$(26,673)	$3,643	$(5,948)	$(5,085)	$371
Securities:
Taxable	8,021	5,194	3,221	2,827	1,973	2,743	55	29	1,499	323	151
Tax exempt	1,129	1,164	237	(35)	927	31	(65)	(1)	917	2	8
Total securities	9,150	6,358	3,458	2,792	2,900	2,774	(10)	28	2,416	325	159
Interest-bearing deposits with other banks	49	71	66	(22)	5	64	(45)	(41)	2	3	-
Federal funds sold	269	573	686	(304)	(113)	507	(430)	(381)	(156)	55	(12)
Total earning assets	47,555	77,814	85,684	(30,259)	(7,870)	(6,350)	(27,158)	3,249	(3,686)	(4,702)	518

Interest-bearing liabilities:
Deposits:
Demand	196	278	376	(82)	(98)	(74)	(10)	2	(94)	(6)	2
Savings	4,374	10,104	8,548	(5,730)	1,556	(2,605)	(4,211)	1,086	908	586	62
Time certificates	24,599	22,999	20,817	1,600	2,182	4,691	(2,567)	(524)	(694)	2,975	(99)
Total deposits	29,169	33,381	29,741	(4,212)	3,640	2,012	(6,788)	564	120	3,555	(35)

Long-term borrowings	3,867	4,672	4,347	(805)	325	77	(867)	(15)	61	261	3
Short-term borrowings	135	336	277	(201)	59	(113)	(133)	45	34	22	3
Total interest-bearing liabilities	33,171	38,389	34,365	(5,218)	4,024	1,976	(7,788)	594	215	3,838	(29)

Net interest income/net interest spread	$14,384	$39,425	$51,319	$(25,041)	$(11,894)	$(8,326)	$(19,370)	$2,655	$(3,901)	$(8,540)	$547

(1)	Average loans include nonaccrual loans. All loans and deposits are domestic.
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

The allowance for loan losses represents management's assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as loan loss experience, the amount of past due and nonperforming loans, specific known risk, the status and amount of nonperforming assets, underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for potential credit losses.  Although recent historical loan losses have been minimal, a depressed real estate economy has resulted in a significant increase in non-performing loans during the year resulting in management charging off or writing down a portion of the principal on some loans and increasing the reserve in 2008. In 2007, management increased the reserve due to the slowing real estate economy. The increase in 2006 was as a result of an increase in loan volume and the trend in loans that were being downgraded during the latter half of the year.

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

Management believes that $36,389,744 on December 31, 2008, $18,309,279 on December 31, 2007 and $13,590,000 on December 31, 2006, in the allowance for loan losses were adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.

[The remainder of this page intentionally left blank]

The following table sets forth certain information with respect to the Bank's loans, net of unearned income, and the allowance for loan losses for the five years ended December 31, 2008.

Summary of Loan Loss Experience

	2008	2007	2006	2005	2004
	(Dollars in thousands)

Allowance for loan losses at beginning of year	$18,309	$13,590	$11,523	$9,791	$8,067
Loans charged off:
Commercial, financial and agricultural	1,475	734	35	131	209
Real estate - mortgage	49,548	1,485	118	—	85
Consumer	193	122	111	50	161
Total loans charged off	51,216	2,341	264	181	455

Recoveries on loans previously charged off:
Commercial, financial and agricultural	123	9	6	24	143
Real estate - mortgage	28	139	—	2	30
Consumer	16	44	29	125	35
Total recoveries	167	192	35	151	208

Net loans charged off (recovered)	51,049	2,149	229	30	247

Provision for loan losses	69,130	6,868	2,296	1,762	1,971

Allowance for loan losses at end of period	$36,390	$18,309	$13,590	$11,523	$9,791

Loans, net of unearned income, at end of period	$624,635	$761,431	$869,608	$791,609	$552,509

Average loans, net of unearned income, outstanding for the period	701,334	812,603	876,604	670,885	490,521

Ratio of net charge-offs to net average loans	7.28%	0.26%	0.03%	0.00%	0.05%

In evaluating the allowance, management also considers the historical loan loss experience of the Bank, the amount of past due and nonperforming loans, current and anticipated economic conditions, lender requirements and other appropriate information.

In 2008 management identified $165.5 million in loans as being impaired as a result of the provisions of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan. While management believes that the vast majority of these loans have sufficient collateral, $43.1 million in principal write downs were necessary, and $21.2 million was specifically reserved for probable losses that were inherent in these loans.

[The remainder of this page intentionally left blank]

Management allocated the allowance for loan losses to specific loan categories as follows:

Allocation of Allowance for Loan Losses

	December 31,_
	2008		2007		2006		2005		2004
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)

Domestic loans:
Commercial, financial and agricultural	$2,590	7.09%	$455	5.60%	$649	4.78%	$724	6.28%	$271	9.26%
Real estate – mortgage and construction	33,419	91.86	17,783	93.60	12,842	94.50	10,757	93.36	9,512	88.89
Consumer	381	1.05	71	0.80	99	0.72	42	0.36	8	1.85
	$36,390	100.00%	$18,309	100.00%	$13,590	100.00%	$11,523	100.00%	$9,791	100.00%

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

The Bank had nonperforming assets at December 31, 2008, 2007, 2006, 2005, and 2004 of approximately $212,623,000, $118,982,000, $54,582,000, $3,137,000, and $10,012,000, respectively. While the increase in non-performing assets can be attributed to the depressed real estate economy, management believes that the back log of cases going through bankruptcy court is partially to blame for the high number on the books at this time. Under normal circumstances, it usually takes a few months to go through bankruptcy proceedings, but today it’s taking anywhere from six months to a year or longer. So when we would normally have some loans going on and some coming off through the sale of OREO, we have them coming on and staying on for extended periods of time. Management believes that it is doing all that it can reasonably do in the current economy to reduce the level of non-performing assets that it is carrying and that it may take until 2010 before we see any significant reductions.

[The remainder of this page intentionally left blank]

The following table presents information concerning outstanding balances of nonperforming assets at December 31, 2008, 2007, 2006, 2005, and 2004.

Nonperforming Assets

	December 31,
	2008	2007	2006	2005	2004
	(Amounts in thousands, except ratios)

Nonaccruing loans	$ 55,521	$111,147	$37,445	$ 194	$ 247
Accruing loans 90 days or more past due	891	6,513	13,142	106	—
Restructured loans	4,206	257	1,592	634	7,562
Total nonperforming loans	160,618	117,917	52,179	934	7,809
Nonaccruing securities	—	—	—	—	—
Other real estate	52,005	1,065	2,403	2,203	2,203

Total	$212,623	$118,982	$ 54,582	$ 3,137	$10,012

Ratios:
Loan loss allowance to total nonperforming assets	0.171	0.154	0.249	3.673	0.978

Total nonperforming loans to total loans (net of unearned interest)	0.257	0.155	0.060	0.001	0.014

Total nonperforming assets to total assets	0.217	0.126	0.054	0.003	0.015

Noninterest Income

Noninterest income consists of revenues generated from a broad range of financial services and activities including fee-based services and profits and commissions earned through credit life insurance sales and other activities. In addition, gains or losses realized from the sale of fixed assets or other real estate owned are included in noninterest income. Total noninterest income decreased by $541 thousand (19.1%) for the year ended December 31, 2008 compared to 2007. While service charges on deposits were $245 thousand or 18.4% higher, fees from secondary market loan sales were down $245 thousand or 63% and gains from the sale of other real estate were down $341 thousand or 84.2%.   Total noninterest income decreased by $1.1 million (27.8%) for the year ended December 31, 2007, compared to 2006.  Fees earned on the money service businesses were down $1.08 million in 2007 due to the closing of all the “high risk” accounts at the end of 2006; fees from secondary market loan sales decreased $362 thousand due to the slowing real estate economy; a $405 thousand gain was earned on the sale of other real estate property in 2007. Total noninterest income increased by $2 thousand (0.05%) for the year ended December 31, 2006, compared to 2005. While service charges on deposits increased $212 thousand (14.5%), fees from secondary market loan sales decreased $221 thousand (22.7%) due to the slowing real estate market in 2006. Fees related to the money service businesses increased $83 thousand (10.7%), but management closed all of the "high risk" accounts at the end of the year due to regulatory constraints and that income (approximately $860 thousand) did not occur in 2007.

The table below sets forth the Company's noninterest income for the periods indicated.

				2007/2008	2006/2007
	Years Ended December 31,			Percent	Percent
	2008	2007	2006	Change	Change
	(Dollars in thousands)

Service charges on deposits	$ 1,577	$ 1,332	$ 1,678	18.4%	(20.6)%
Secondary market fees	144	389	751	(63.0)	(48.2)
Exchange fees	38	75	861	(49.3)	(91.3)
Bookkeeping fees	65	82	151	(20.7)	(45.7)
Income/gains on other real estate	65	405	—	(84.1)	100.0
Safe deposit box rental	62	62	66	0.0	(6.1)
Other	336	483	409	(30.4)	16.6

	$ 2,287	$ 2,828	$ 3,916	(19.1)	(27.8)

Noninterest Expenses

From 2007 to 2008, noninterest expense increased $16.7 million (94.8%). Salaries and employee benefits in 2008 decreased $246 thousand (2.3%) from 2007 to a total of $10.5 million. The decrease was due to lower expenses related to year-end bonuses ($1,066,500) and the ESOP contribution ($445,000), which offset the increase in salary expenses ($1,088,970) and increases in insurance and payroll taxes ($241,000). The Board of Directors significantly reduced the bonuses paid and elected not to make a contribution to the Bank’s ESOP plan for 2008. The increase in salary expense was due to the increase in staff in 2007.

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

Occupancy and equipment expense increased $936 thousand (38.3%) from 2007 to 2008, increased $148 thousand (6.5%) from 2006 to 2007, and increased $88 thousand (4.0%) from 2005 to 2006.  During 2008 occupancy expense increased primarily due to the increase in the lease expenses related to the three offices (Ave Maria, Bonita and North Port) that have not been opened ($753,000); higher building and equipment/software maintenance expenses ($219,000) and higher depreciation expense ($143,000). The increases in 2007 and 2006 were related to higher equipment maintenance fees, higher depreciation and higher real estate taxes.

Expenses related to other real estate owned (approximately $12.5 million) increased by $12.4 million in 2008 compared to 2007. The 2008 expenses included writedowns of approximately $9.5 million, with the remaining amount going to pay legal fees, taxes, insurance and appraisal costs.  The 2007 expense of $162 thousand included approximately $90 thousand in writedowns.. In 2006 the expense was $0. Management believes that these expenses will increase in 2009 as more loans are foreclosed on.

Other than the expenses related to non-performing loans (approximately $3.1 million), which were significantly higher due to the increase in non-performing loans, and regulatory fees and assessments (approximately $1.5 million), other expenses were not significantly higher in 2008 compared to 2007 and 2006. Regulatory fees and assessments were significantly higher in 2008 as the FDIC increased the Bank’s risk ratio to reflect the Bank’s current financial position.  Professional fees were higher due to an increase in legal fees related to the stipulation agreement with the OFR (see Item 3. Legal Proceedings).  Increases in expenses related to telephone and software maintenance were due to system upgrades.  The other expenses were not significantly higher in 2008 compared to 2007 and 2006, with advertising, supplies, courier and correspondent bank fees actually decreasing. Included in non-performing loan expenses were legal fees, real estate taxes, appraisal and insurance costs.

The table below sets forth the Company's noninterest expenses for the periods indicated.

				2007/2008	2006/2007
	Years Ended December 31,			Percent	Percent
	2008	2007	2006	Change	Change
	(Dollars in thousands)

Salaries and employee benefits	$10,466	$10,712	$9,608	(2.3)%	11.5%
Oreo expenses & writedowns…………..	12,530	162	—	7,634.6	100.0
Occupancy and equipment expense	3,378	2,442	2,294	38.3	6.5
Non-performing loan expenses	3,064	409	75	641.9	445.3
Regulatory fees and assessments	1,495	740	252	102.0	193.7
Professional fees	790	639	461	23.6	38.6
Advertising	412	481	381	(14.4)	26.2
Telephone	359	317	251	13.3	26.3
Software maintenance	320	210	149	52.4.	40.9
ATM expense	203	207	178	(1.9)	16.3
Supplies	177	188	181	(5.9)	3.9
Director and committee fees	170	121	70	40.5	72.9
Postage	137	120	132	14.2	(9.1)
Courier fees	124	142	180	(12.7)	(21.1)
Dues and subscriptions	89	89	83	0.0	7.2
Correspondent bank fees	54	90	142	(40.0)	(36.6)
Other	640	595	632	(7.6)	19.8

Total	$34,408	$17,664	$15,069	94.8%	17.2%

Income Taxes

The Company had an income tax benefit of $33.9 million for the year ended December 31, 2008, compared to expenses of $6.4 million for the year ended December 31, 2007 and $14.6 million for the year ended December 31, 2006.   The effective tax rate as a percentage of pretax income was 38.9% in 2008, 37.0% in 2007 and 38.7% in 2006. The statutory federal rate was 34 percent during 2008, 2007 and 2006. There is no current or pending tax legislation of which management is aware that if passed would have any material effect on the financial statements. For further information concerning the provision for income taxes, refer to Note 15, Income Taxes, of the "Notes to Consolidated Financial Statements."

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

The Company uses additional tools to monitor and manage interest rate sensitivity. One of the primary tools is simulation analysis. Simulation analysis is the primary method of estimating earnings at risk and capital at risk under varying interest rate conditions. Simulation analysis is used to test the sensitivity of the Company's net interest income and shareholders' equity to both the level of interest rates and the slope of the yield curve. Simulation analysis accounts for the expected timing and magnitude of assets and liability cash flows, as well as the expected timing and magnitude of deposits that do not re-price on a contractual basis. In addition, simulation analysis includes adjustments for the lag between movements in market interest rates on loans and interest-bearing deposits. These adjustments are made to reflect more accurately possible future cash flows, re-pricing behavior, and ultimately net interest income. The estimated impact on the Company's net interest income before provision over a one-year time horizon is shown below. Such analysis assumes a sustained parallel shift in interest rates and the Company's estimate of how interest-bearing transaction accounts will re-price in each scenario. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management's strategies, among other factors.

The Company has not experienced a high level of volatility in net interest income due to changes in interest rates primarily because of the relatively short duration of its balance sheet. Management is very much aware of its asset sensitivity and the potential interest rate risk in a declining rate environment; however, they believe that there are mitigating factors, such as the loan rate floors that will help to mitigate this risk. By keeping both sides of the balance sheet short, management is reducing its interest rate risk and increasing its capability to react to changes in interest rates quicker and more effectively than if they were longer.

	Percentage Increase (Decrease) in Interest Income/Expense Given Interest Rate Shifts
	Down 200 Basis Points	Up 200 Basis Points

For the Twelve Months after December 31, 2008
Projected change in:
Interest income	(8.00)%	12.49%
Interest expense	(9.57)	12.30
Net interest income	(4.11)	12.94

Recent Accounting Standards

In June 2007, the FASB finalized Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payments Awards”.  The issue requires that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital.  The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on these awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards (as described in paragraphs 62 and 63 of SFAS No. 123(R)).  This is effective for fiscal years beginning after December 15, 2007.  Adoption on January 1, 2008, as required, did not have a material effect on the Company’s financial condition, results of operations or liquidity.

On November 5, 2007, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB 109 expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff’s views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, “Application of Accounting Principles to Loan Commitments.” Specifically, the SAB revises the SEC staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff’s views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company’s adoption of SAB 109 did not have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.  This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company does not expect the adoption of this statement to have a material effect on the consolidated financial statements.

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

In March 2008, the FASB issued SFAS No 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”.  SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The new standard is effective for the Company on January 1, 2009, and adoption is not expected to have a material effect on the Company’s financial condition, results of operations or liquidity.

In May 2008, the FASB issued SFAS No 162. “The hierarchy of Generally Accepted Accounting Principles”.  The standard identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America.  The new standard became effective November 15, 2008, and adoption, as required, did not have a material impact on the Company’s consolidated financial condition or results of operations.

In January 2009, the FASB issued FSP EITF 99-20-1 which amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred.  The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance.  The FSP is effective for interim and annual reporting periods ending after December 15, 2008, and was required to be applied prospectively.  Adoption, as required, did not have a material effect on the Company’s consolidated financial condition or results of operations.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework.

Based on this assessment, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ Stephen L. Price	/s/ Guy W. Harris
Stephen L. Price	Guy W. Harris
Principal Executive Officer, Chairman, President and Chief Executive Officer	Principal Financial Officer and Chief Financial Officer
April 15, 2009	April 15, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Florida Community Banks, Inc. and subsidiary:

We have audited the accompanying consolidated statement of financial condition of Florida Community Banks, Inc. and subsidiary (the "Company") as of December 31, 2008, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for the year ended December 31, 2008. The Company's management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The consolidated financial statements of the Company as of December 31, 2007 and 2006 were audited by other auditors whose report dated March 17, 2008, expressed an unqualified opinion, and are herein incorporated by reference in Exhibit 13.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor did we perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2008 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Florida Community Banks, Inc. and subsidiary as of December 31, 2008, and the consolidated results of their operations and their cash flows for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Birmingham, Alabama	/s/ Warren, Averett, Kimbrough & Marino, LLC
April 15, 2009
Warren, Averett, Kimbrough & Marino , LLC

FLORIDA COMMUNITY BANKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2008 AND 2007

	2008	2007
Assets
Cash and due from banks	$11,169,731	$10,526,924
Interest-bearing demand deposits with banks	6,245,791	1,868,391
Federal funds sold	28,450,000	2,334,000
Cash and Cash Equivalents	45,865,522	14,729,315

Securities held-to-maturity, fair value of $203,310,589 in 2008 and $136,499,998 in 2007	199,625,229	135,810,057
Other investments	7,987,869	6,815,840
Loans held-for-sale	156,231	—

Loans, net of unearned income	624,478,243	761,430,961
Allowance for loan losses	(36,389,744)	(18,309,279))
Net Loans	588,088,499	743,121,682

Premises and equipment, net	24,867,557	21,095,408
Accrued interest	3,511,261	4,585,201
Foreclosed real estate	52,005,241	1,065,289
Deferred taxes, net	25,657,711	13,671,041
Income taxes receivable……………………………………………….	29,123,997	218,872
Other assets	2,479,226	1,561,057
Total Assets	$979,368,343	$942,673,762

Liabilities and Shareholders’ Equity

Liabilities

Deposits
Noninterest-bearing	$60,474,172	$72,635,074
Interest-bearing	784,954,433	681,023,280
Total Deposits	845,428,605	753,658,354

Accrued interest	4,853,139	3,509,061
Deferred compensation	166,491	208,358
FHLB advances	50,000,000	55,000,000
Subordinated debentures	30,929,000	30,929,000
Other liabilities	3,362,046	1,163,952
Total Liabilities	934,739,281	844,468,725

Shareholders’ Equity
Preferred stock - par value $0.01 per share, 5,000,000 shares authorized, none issued and outstanding at December 31, 2008 and 2007	—	—
Common stock - par value $0.01 per share, 25,000,000 shares authorized, 7,918,217 shares issued and outstanding at December 31, 2008 and 7,909,261 shares issued and outstanding at December 31, 2007	79,182	79,093
Paid-in capital	18,529,677	18,456,882
Retained earnings	26,374,386	79,669,062
Accumulated other comprehensive income (loss)	(354,183)	—
Total Shareholders’ Equity	44,629,062	98,205,037

Total Liabilities and Shareholders’ Equity	$979,368,343	$942,673,762

See notes to consolidated financial statements

FLORIDA COMMUNITY BANKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Interest Income
Interest and fees on loans	$38,060,139	$70,764,215	$81,434,704
Interest and dividends on taxable securities	8,020,957	5,194,119	3,221,155
Interest on tax-exempt securities	835,703	814,007	166,262
Interest on federal funds sold	269,172	573,133	686,231
Interest on deposits in banks	48,740	70,790	66,177
Total Interest Income	47,234,711	77,416,264	85,574,529

Interest Expense
Interest on deposits	29,169,128	33,380,771	29,741,087
Interest on short-term borrowings	134,592	336,318	277,152
Interest on FHLB advances	2,144,654	2,313,438	2,492,831
Interest on subordinated debentures	1,721,689	2,359,063	1,853,679
Total Interest Expense	33,170,063	38,389,590	34,364,749

Net Interest Income	14,064,648	39,026,674	51,209,780

Provision for loan losses	69,130,400	6,867,600	2,296,270

Net Interest Income (Expense) After Provision For Loan Losses	(55,065,752)	32,159,074	48,913,510

Noninterest Income
Customer service fees	1,577,305	1,414,400	1,678,478
Secondary market loan fees	143,978	388,816	750,686
Other operating income	565,901	1,024,988	1,487,078
Total Noninterest Income	2,287,184	2,828,204	3,916,242

Noninterest Expenses
Salaries and employee benefits	10,466,029	10,712,122	9,608,072
Occupancy and equipment expense	3,378,355	2,442,141	2,293,985
Expenses, write-downs, and losses on sale from other real estate owned	12,530,436	161,873	—
Investment security losses	—	7,816	—
Other operating expenses	8,033,085	4,340,416	3,167,277
Total Noninterest Expenses	34,407,905	17,664,368	15,069,334

Income (loss) before income taxes	(87,186,473)	17,322,910	37,760,418
Income tax (benefit) expense	(33,891,797)	6,413,691	14,614,349

Net Income (Loss)	$(53,294,676)	$10,909,219	$23,146,069

Earnings (Loss) Per Common Share
Basic	$(6.73)	$1.38	$2.93
Diluted	(6.70)	1.36	2.90

Cash Dividends Declared Per Common Share	0.00	0.42	0.35

Weighted Average Shares Outstanding
Basic	7,918,144	7,909,261	7,890,427
Diluted	7,951,647	8,040,860	7,987,134

See notes to consolidated financial statements

FLORIDA COMMUNITY BANKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Years Ended December 31, 2008, 2007 and 2006

	Preferred Stock	Common Shares	Stock Par Value	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2005	$—	7,909,261	$79,093	$18,340,650	$51,656,039	$—	$70,075,782

Net income - 2006	—	—	—	—	23,146,069	—	23,146,069
Comprehensive income	—	—	—	—	—	—	23,146,069

Stock-based compensation expense	—	—	—	92,035	—	—	92,035
Cash dividends – Common $0.35 per share	—	—	—	—	(2,746,572)	—	(2,746,572)

Balance at December 31, 2006	—	7,909,261	79,093	18,432,685	72,055,536	—	90,567,314

Net income – 2007	—	—	—	—	10,909,219	—	10,909,219
Comprehensive income	—	—	—	—	—	—	10,909,219

Stock-based compensation expense	—	—	—	36,299	—	—	36,299
Cash paid in lieu of fractional shares				(12,102)	—	—	(12,102)
Cash dividends – Common $0.42 per share	—	—	—	—	(3,295,693)	—	(3,295,693)

Balance at December 31, 2007	—	7,909,261	79,093	18,456,882	79,669,062	—	98,205,037
Net loss – 2008	—	—	—	—	(53,294,676)	—	(53,294,676)
Unrealized losses on available-for-sale securities	—	—	—	—	—	(354,183)	(354,183)
Comprehensive (loss)	—	—	—	—	—	—	(53,648,859)

Exercise of stock options	—	8,956	89	53,911	—	—	54,000
Stock-based compensation expense	—	—	—	18,884	—	—	18,884

Balance at December 31, 2008	$—	7,918,217	$79,182	$18,529,677	$26,374,386	$(354,183)	$44,629,062
See notes to consolidated financial statements

FLORIDA COMMUNITY BANKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Operating Activities
Net income (loss)	$(53,294,676)	$10,909,219	$23,146,069
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	69,130,400	6,867,600	2,296,270
Depreciation, amortization, and accretion, net	1,028,208	1,024,050	1,093,979
Deferred tax benefit	(11,986,670)	(7,245,573)	(595,242)
Loss on sale of securities	—	7,816	—
Gain on disposition of other real estate owned property	(64,821)	(404,921)	—
Writedown on other real estate owned property	9,529,259	90,310	—
(Gain) loss on disposition of premises and equipment	—	(2,808)	33,911
Compensation associated with the issuance of options	18,884	36,299	92,035
Decrease (increase) in accrued interest receivable	1,073,940	2,055,136	(1,699,096)
Increase in accrued interest payable	1,344,078	741,222	368,559
(Increase) in income taxes receivable………………...	(28,905,125)	190,384	(1,035,386)
Other, net	1,488,730	543,251	(195,198)
Net Cash Provided By (Used In) Operating Activities	(10,583,792)	14,811,985	23,505,901

Investing Activities
Purchases of investment securities held-to-maturity	(85,718,391)	(43,971,875)	(46,020,950)
Proceeds from sales, maturities, calls and pay-downs of investment securities held-to-maturity	21,962,055	9,190,410	5,770,415
Proceeds from other investments	—	48,000	—
Purchases of other investments, net	(1,504,636)	(4,500)	(1,750,075)
Net decrease (increase) in loans to customers	21,170,984	104,927,592	(78,282,798)
Purchase of premises and equipment	(5,089,062)	(7,751,826)	(1,738,733)
Proceeds from disposition of premises and equipment	—	63,772	—
Proceeds from disposition of foreclosed real estate	4,128,799	2,608,456	—
Net Cash Provided By (Used In) Investing Activities	(45,050,251)	65,109,929	(122,022,141)

(Continued on following page)

See notes to consolidated financial statements

FLORIDA COMMUNITY BANKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Financing Activities
Net (decrease) increase in demand deposits, NOW accounts and savings accounts	$(114,535,477)	$(64,443,555)	$34,697,815
Net (decrease) increase in certificates of deposit	206,305,728	(17,359,591)	63,507,929
Net (decrease) increase in short-term borrowings	—	(694,000)	(24,294,000)
Issuance of FHLB advances	—	10,000,000	5,000,000
Repayments of FHLB advances	(5,000,000)	(10,000,000)	(10,000,000)
Increase (decrease) in other debt, net	—	—	(23,939)
Issuance of subordinated debentures	—	—	20,619,000
Exercise of stock options	54,000	—	—
Costs associated with stock split-fractional share payout	—	(12,102)	—
Cash dividends	—	(3,295,693)	(2,746,572)
Net Cash Provided By (Used In) Financing Activities	86,824,251	(85,804,941)	86,760,233

Net Increase (Decrease) in Cash and Cash Equivalents	31,136,207	(5,883,027)	(11,756,007)

Cash and Cash Equivalents at Beginning of Year	14,729,315	20,612,342	32,368,349

Cash and Cash Equivalents at End of Year	$45,865,522	$14,729,315	$20,612,342

See notes to consolidated financial statements

FLORIDA COMMUNITY BANKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

Note 1 - Summary of Significant Accounting Policies

Florida Community Banks, Inc. ("FCBI") (a Florida corporation) and its wholly owned subsidiary, Florida Community Bank (the "Bank") (a Florida corporation) collectively referred to herein as the "Company," is headquartered in Immokalee, Florida, with ten additional branch offices in Southwest Florida. The Company had plans to open three new branches in 2008; a branch in the new town of Ave Maria; a branch in Bonita Springs, in the Bonita Center; and, one in North Port in front of the new Home Depot. The Bank had plans on moving its executive offices to the building in Ave Maria when it opened. All these plans were put on hold by the downturn in the economy. The Bank provides a full range of banking services to individual and corporate customers in Charlotte, Collier, Glades, Hendry and Lee counties and the surrounding areas.  In addition, two limited liability companies (Concordia Cape Coral II, LLC and Van Loon Commons II, LLC) were formed as special purpose entities (“SPE’s”) and are wholly owned by the Bank.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States and to general practice within the banking industry. The following summarizes the most significant of these policies.

Regulatory Oversight, Capital Adequacy, Liquidity and Management’s Plans

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Due to the Company’s 2008 financial results, the substantial uncertainty throughout the U.S. banking industry and other matters discussed below, the Company has assessed its ability to continue as a going concern.

Regulatory Oversight

As described in Note 12, Regulatory Capital Matters, the Bank and FCBI are currently operating under heightened regulatory scrutiny; the Bank has entered into a Cease and Desist Order Agreement (“Order”) with the OFR and FCBI has entered into a written agreement (“Agreement”) with the Federal Reserve Bank of Atlanta. Both the Order and the Agreement place certain requirements and restrictions on the Bank and FCBI including but not limited to:

The Bank:

•
Adhere to a Capital Plan to maintain the Tier I Leverage Ratio and the Total Risk Based Capital Ratio of at least 8% and 12%, respectively, which are above current levels and the levels necessary to be categorized as “well capitalized” as defined by prompt corrective action regulations.

•	The ratio of certain “classified assets” to Tier I Risk Based Capital and Loan Loss Reserves must be reduced to prescribed levels by dates beginning February 28, 2009.
•	Reduce the Bank’s credit concentration risk.

FLORIDA COMMUNITY BANKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

Note 1 - Summary of Significant Accounting Policies - Continued

FCBI:

•	FCBI’s resources will be used to support the Bank.
•	No dividends may be paid on common stock without prior regulatory approval.
•	Additional debt may not be incurred without prior regulatory approval.

Capital Adequacy

As of December 31, 2008, the Bank’s and FCBI’s Capital ratio’s were below the minimum ratios set in the OFR’s Order.  The Bank’s Tier 1 Leverage Capital Ratio was 7.17%, the Tier 1 Risk Based Capital Ratio was 9.38% and the Total Risk Based Capital Ratio was 10.67%.  FCBI’s Tier 1 Leverage Capital Ratio was 5.87%, the Tier 1 Risk Based Capital Ratio was 7.69% and the Total Risk Based Capital Ratio was 10.90%.  Under normal circumstances the Bank and FCBI would be considered “well capitalized” with these ratios, but these are not normal times.  The Bank and FCBI face a serious risk of their capital ratios falling further, to the point where they may be considered “under capitalized.”

In order to return the Bank’s capital ratio’s at the level prescribed by the Order, the Bank is looking at all of its options, with shrinking the Bank being the most realistic option. Issuing more stock to raise capital is an option that is being explored, however, under the current market conditions and the uncertainty in the financial markets today, the Company recognizes that this would be difficult. It must also be noted that failure to adequately address the regulatory concerns may result in further actions by the banking regulators, which could include appointment of a receiver or conservator of the Bank’s assets.

Liquidity

Both the Bank and FCBI actively manage liquidity. FCBI does not have any debt maturing during 2009 or 2010. FCBI suspended its dividend to shareholders and Trust Preferred Securities interest payments until such time as the Company returns to profitability. At December 31, 2008, FCBI had approximately $1.05 million in cash to meet its future operating needs. See Note 24, Condensed Parent Company Information.

Cash and cash equivalents at the Bank at December 31, 2008 were approximately $45.9 million. The Bank does not have any long-term debt maturing in 2009. Liquidity at the Bank is dependent upon the deposit franchise which funds 85% of the Company’s assets. Despite some negative publicity about the Bank during the first quarter of 2009, the Bank’s deposits increased from December 31, 2008 to February 28, 2009. The Bank is de-leveraging its balance sheet to improve its capital ratios and has also been ensuring that as assets are removed from the balance sheet, the highest cost funding declines in tandem particularly focusing on decreasing higher cost certificate of deposits. The Bank currently has enough collateral to secure its fed funds lines and to pledge for secured long-term debt borrowings. At December 31, 2008, the Bank had the capacity to borrow up to $95 million on a short-term basis which is subject to collateral pledging restrictions and availability. The FDIC’s temporary changes to increase the

FLORIDA COMMUNITY BANKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

Note 1 - Summary of Significant Accounting Policies - Continued

amount of deposit insurance to $250,000 per deposit relationship and to provide unlimited deposit insurance for certain transaction accounts have contributed to the Bank’s deposit base. All banks that have elected to participate in the deposit component of the Temporary Liquidation Guarantee Program (“TLGP”) have the same FDIC insurance coverage. At December 31, 2008, the Bank had approximately $20 million of uncollateralized, uninsured deposits. The Bank also does not have a loan portfolio that could rapidly draw additional funds causing an elevated need for additional liquidity at the Bank. At December 31, 2008, the Bank had unfunded loan commitments of approximately $50 million. If a liquidity issue presents itself, deposit promotions would be expected to yield significant in-flows of cash.

Based on current and expected liquidity needs and sources, management expects the Bank and FCBI to be able to meet obligations at least through December 31, 2009.

As noted above, the Company is actively working toward transactions designed to meet the requirements of the Order and Agreement. Failure to meet these requirements could result in formal, heightened regulatory oversight and could eventually lead to the appointment of a receiver or conservator of the Bank’s assets. If unanticipated market factors emerge and/or the Company is unable to successfully execute its plans or the banking regulators take unexpected actions, it could have a material adverse effect on the Company’s business, results of operations and financial position.

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

Significant Concentration of Credit Risk and Uncertainty

A significant portion of the Company's loan portfolio consists of mortgages secured by real estate located in the Charlotte, Hendry, Glades, Collier and Lee County markets. Real estate values and real estate markets have been generally affected by the attention given by various news media to the national sub-prime market decline. The Company does not engage in sub-prime lending, but the values securing the real estate loans have declined and valuations fluctuate on a regular basis. The result of the decline is an economic downturn for the area that has caused past due and non-accrual loans to be unusually high.  While management believes that it has established the allowance for loan losses in accordance with generally accepted accounting principles and has taken into account the current economic environment views and the views of banking regulators in recent interagency guidance, uncertainty exists about the valuation of collateral dependent loans. The uncertainty about the ability to determine a true fair market

FLORIDA COMMUNITY BANKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

Note 1 - Summary of Significant Accounting Policies - Continued

value in volatile real estate markets causes concern about significant estimates. It is therefore unclear if it is:  (a) at least reasonably possible that the estimate will change in the near term due to one or more future confirming events and (b) if the effect of the change would be material to the consolidated financial statements. This general economic downturn has increased the number of non-performing loans and without recovery could adversely affect the Company’s financial performance.

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

Years Ended December 31, 2008, 2007 and 2006

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

The Company has no trading securities.

Other Investments

The Company has invested in selected equity instruments issued in the form of restricted stocks, common stock of special purpose trusts formed to issue trust preferred securities and non-controlling partnership interests. The restricted stocks and trust stocks are categorized as Other Investments-Securities and are accounted for under the cost method. These investments represent less than a 20% economic interest and have no readily ascertainable market value, however, management is not aware of any conditions that would require adjustments to the reflected carrying values. The investments categorized as Other Investments-Partnerships (Note 4) represent ownership interests by the Company in limited liability partnerships. The Company accounts for partnership interests using the cost method or equity method depending upon the Company's economic interest and ability to significantly influence operating and financing decisions. Management has determined that none of its partnership interests required consolidation as of December 31, 2008 and 2007.

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of aggregate cost or market. The cost of loans held-for-sale is the note amount plus certain net origination costs less discounts collected. Gains and losses resulting from changes in the market value of the inventory are netted. Any net gain that results is deferred; any net loss that results is recognized when incurred. The aggregate cost of loans held-for-sale at December 31, 2008 and 2007, approximates their aggregate net realizable value. Gains or losses on the sale of loans held-for-sale are included in other income.

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

Years Ended December 31, 2008, 2007 and 2006

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

Years Ended December 31, 2008, 2007 and 2006

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

On December 31, 2006, the Company adopted the recognition provision of Statement of Financial Accounting Standards ("SFAS") No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of SFAS Nos. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial condition and to recognize changes in that funded status in the year in which the changes occur in accumulated other comprehensive income. At December 31, 2007, the Company had a defined benefit postretirement plan, which is discussed further in Note 16, that met the recognition criteria of SFAS No. 158. Accordingly, at December 31, 2008, the Company determined the plans are non-qualified and unfunded and have been recorded as a liability of the Company at the present value of the future benefit obligation.

Advertising Costs

The Company's policy is to expense advertising costs as incurred. Advertising expense for the years ended December 31, 2008, 2007 and 2006 amounted to approximately $412,000, $481,000, and $381,000, respectively.

FLORIDA COMMUNITY BANKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

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

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Taxes” (“FIN 48”), as of January 1, 2007.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

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

FLORIDA COMMUNITY BANKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

Note 1 - Summary of Significant Accounting Policies - Continued

Stock option expense was computed with the following weighted average assumptions as of the grant dates:

	Years Ended December 31,
	2008	2007	2006

Assumptions:
Average risk free interest rate	2.07%	—	—
Average expected volatility	15.00%	—	—
Expected dividend yield	0.00%	—	—
Expected life	9.0 years	—	—

The Company estimates forfeitures at the date of grant based upon historical forfeitures and management's estimate of future forfeitures. Prior to the adoption of SFAS No. 123(R), forfeitures were recognized as they occurred.

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are computed by dividing earnings available to stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock, as prescribed by SFAS No. 128, Earnings per Share. The following reconciles the weighted average number of shares outstanding:

	2008	2007	2006

Weighted average of common shares outstanding	7,918,144	7,909,261	7,890,427
Effect of dilutive options	33,503	131,599	96,707

Weighted average of common shares outstanding effected for dilution	7,951,647	8,040,860	7,987,134

In October 2007 and October 2006, the Company issued 1.2-for-1.0 stock splits. All per share amounts included in these consolidated financial statements have been retroactively adjusted to reflect the effects of the 1.2-for-1.0 stock splits.

FLORIDA COMMUNITY BANKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

Note 1 - Summary of Significant Accounting Policies - Continued

Comprehensive Income

Comprehensive income is generally defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income is the total of net income (loss) and all other non-owner changes in equity. Items that are to be recognized under accounting standards as components of comprehensive income are displayed in statements of shareholders' equity.

In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income (loss) for a period that also had been displayed as part of other comprehensive income (loss) in that period or earlier periods. The Company has no such material items to be reclassified at December 31, 2008, 2007 and 2006.

Statements of Cash Flows

The Company includes cash, due from banks and certain cash equivalents in preparing the consolidated statements of cash flows. The following is supplemental disclosure to the consolidated statements of cash flows for the three years ended December 31, 2008.

	Years Ended December 31,
	2008	2007	2006

Cash paid during the year for interest	$31,825,985	$37,648,368	$33,996,190
Cash paid during the year for income taxes, net	7,000,000	13,468,880	16,244,978

Non-cash Disclosures:

Loans transferred to foreclosed real estate during the year	79,638,829	955,599	200,000

Net increase in unrealized losses on available-for-sale securities	354,183	—	—

FLORIDA COMMUNITY BANKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

Note 1 - Summary of Significant Accounting Policies - Continued

Off-Balance Sheet Financial Instruments

In the ordinary course of business the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when funded.

The Bank has available as a source of financing a line of credit with the Federal Home Loan Bank of Atlanta ("FHLB") that is limited to 10% of assets (approximately $97,745,000 at December 31, 2008), of which approximately $47,745,000 was available and unused. The ability to utilize the remaining line is dependent on the amount of eligible collateral that is available to pledge to the FHLB. At December 31, 2008, the amount pledged and available was approximately $25,000,000.  In addition, as a part of the borrowing agreement, the Bank is required to purchase FHLB stock (see Note 4).

The Bank also has available as a source of short-term financing the purchase of approximately $50,000,000 of federal funds from other commercial banks and commercial lines of credit. At December 31, 2008, the total amount available for short-term financing was approximately $50,000,000. All the lines are secured by investment securities and are dependent upon the availability of securities to pledge against any advances.

The Bank also has available as a source of short-term financing, a line of credit with the Federal Reserve Bank of Atlanta, which is secured by commercial loans. At December 31, 2008, the total amount available for short-term financing was $20,000,000.  During the first quarter of 2009, the line was reduced to $9.7 million due to changes in lendable collateral values that the Federal Reserve made for all banks,

Segment Information

All of the Company's offices offer similar products and services, are located in the same geographic region and serve the same customer segments of the market. As a result, management considers all units as one operating segment and therefore feels that the basic consolidated financial statements and related notes provide details related to segment reporting.

Reclassifications

Certain amounts in 2007 and 2006 have been reclassified to conform with the 2008 presentation.  These reclassifications had no effect on the financial position, results of operations or cash flows of the Company as previously presented.

FLORIDA COMMUNITY BANKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

Note 1 - Summary of Significant Accounting Policies - Continued

Fair Value Measurements

The Company adopted the provisions of SFAS No. 157, Fair Value Measurements, effective January 1, 2008, on a prospective basis.  SFAS No. 157 defines fair value for financial reporting purposes as the price that would be received to sell an asset or paid to transfer a liability in an orderly market transaction between market participants at the measurement date (reporting date).  Under the statement, fair value is based on an exit price in the principal market or most advantageous market in which the reporting entity could transact.  SFAS No. 157 does not require new fair value measurements but does apply under other accounting pronouncements where fair value is required or permitted.

For each asset and liability required to be reported at fair value, management has identified the unit of account and valuation premise to be applied for purposes of measuring fair value.  The unit of account is the level at which an asset or liability is aggregated or disaggregated for purposes of applying SFAS No. 157.  The valuation premise is a concept that determines whether an asset is measured on a stand-alone basis or in combination with other assets.  For purposes of applying the provisions of SFAS No. 157, the Company measures its assets and liabilities on a stand-alone basis then aggregates assets and liabilities with similar characteristics for disclosure purposes.

SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available.  Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company.  Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.  Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

Level 2 - Valuations based on observable inputs, including quoted prices (other than Level 1) in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, such as interest rates, yield curves, volatilities and default rates, and inputs that are derived principally from or corroborated by observable market data.

Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

FLORIDA COMMUNITY BANKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

Note 1 - Summary of Significant Accounting Policies - Continued

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

Financial Instruments Not Measured at Fair Value

Some of the Company’s financial instruments are not measured at fair value on a recurring basis but, nevertheless, are recorded at amounts that approximate fair value due to their liquid or short-term nature.  Such financial assets and financial liabilities include:  cash and cash equivalents, accounts receivable, accounts payable and other short-term borrowings, and certain deposits.

Recently Issued Accounting Standards

In June 2007, the FASB finalized Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payments Awards”.  The issue requires that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital.  The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on these awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards (as described in paragraphs 62 and 63 of SFAS No. 123(R)).  This is effective for fiscal years beginning after December 15, 2007.  Adoption on January 1, 2008, as required, did not have a material effect on the Company’s financial condition, results of operations or liquidity.

On November 5, 2007, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB 109 expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff’s views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, “Application of Accounting Principles to Loan Commitments.” Specifically, the SAB revises the SEC staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff’s views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company’s adoption of SAB 109 did not have a material impact on its consolidated financial statements.

FLORIDA COMMUNITY BANKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

Note 1 - Summary of Significant Accounting Policies - Continued

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.  This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company does not expect the adoption of this statement to have a material effect on the consolidated financial statements.

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

In March 2008, the FASB issued SFAS No 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”.  SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The new standard is effective for the Company on January 1, 2009, and adoption is not expected to have a material effect on the Company’s financial condition, results of operations or liquidity.

In May 2008, the FASB issued SFAS No 162. “The hierarchy of Generally Accepted Accounting Principles”.  The standard identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America.  The new standard became effective November 15, 2008, and adoption, as required, did not have a material impact on the Company’s consolidated financial condition or results of operations.

In January 2009, the FASB issued FSP EITF 99-20-1 which amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred.  The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance.  The FSP is effective for interim and annual reporting periods ending after December 15, 2008, and was required to be applied prospectively.  Adoption, as required, did not have a material effect on the Company’s consolidated financial condition or results of operations.

FLORIDA COMMUNITY BANKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

Note 2 - Restrictions on Cash and Due from Bank Accounts

The Bank is required by regulatory authorities to maintain average reserve balances either in vault cash or on deposit with the Federal Reserve Bank. The average amount of those reserves required at December 31, 2008 and 2007, were approximately $85,000 and $311,000, respectively.

Note 3 - Securities

The carrying amounts of securities held-to-maturity as shown in the consolidated statements of financial condition and their approximate fair values at December 31, 2008 and 2007 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities Held-to-Maturity

December 31, 2008:
FHLB and FHLMC agency notes	$19,486,401	$546,204	$—	$20,032,605
Municipal securities	20,797,848	10,965	725,515	20,083,298
Mortgage-backed securities	159,340,980	4,025,482	171,776	163,194,686

	$199,625,229	$4,582,651	$897,291	$203,310,589

December 31, 2007:
FHLB and FHLMC agency notes	$18,491,643	$570,623	$9,166	$19,053,100
Municipal securities	20,786,520	63,186	88,627	20,761,079
Mortgage-backed securities	96,531,894	663,977	510,052	96,685,819

	$135,810,057	$1,297,786	$607,845	$136,499,998

FLORIDA COMMUNITY BANKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

Note 3 - Securities - Continued

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2008 and 2007.

	Less Than 12 Months		12 Months or More Total
Description of Securities	Fair Value	Unrealized Losses	Fair Unrealized Value Losses		Fair Unrealized Value Losses

December 31, 2008:
Municipal securities	$16,818,776	$662,332	$813,565	$63,183	$17,632,341	$725,515
Mortgage-backed securities	12,771,403	171,776	—	—	12,771,403	171,776

	$29,590,179	$834,108	$813,565	$63,183	$30,403,744	$897,291

December 31, 2007:
FHLB and FHLMC agency notes	$—	$—	$1,990,200	$9,166	$1,990,200	$9,166
Municipal securities	9,280,680	58,860	3,406,613	29,767	12,687,293	88,627
Mortgage-backed securities	4,090,572	5,487	47,845,717	504,565	51,963,289	510,052

	$13,371,252	$64,347	$53,242,530	$543,498	$66,613,782	$607,845

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and the ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Municipal Securities - At December 31, 2008, the Company had 34 municipal securities with unrealized losses.  The unrealized losses on these securities were caused by an overall decline in the economy and reflected aggregate depreciation from amortized cost of 3.49 percent.  The contractual cash flows of these investments are guaranteed by various state and local government agencies.  Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment.  Because the decline in market value is attributable to changes in the overall economy and not credit quality, and because the Company has the ability and intent to hold these investments until maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2008.

FLORIDA COMMUNITY BANKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

Note 3 - Securities - Continued

Mortgage-Backed Securities - At December 31, 2008, the Company had 8 mortgage-backed securities with unrealized losses.  The unrealized losses were a result of a declining economy and reflected an aggregate depreciation of 0.11 percent from amortized cost.  The contractual cash flows of these investments are guaranteed by either the U.S. Government and its agencies or U.S.  Government sponsored enterprises.  Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment.  Because the decline in market value is attributable to changes in the overall economy and not credit quality, and because the Company has the ability and intent to hold these investments until maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2008.

The contractual maturities of securities held-to-maturity at December 31, 2008, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

Due in one year or less	$—	$—
Due after one year through five years	9,501,704	9,614,215
Due after five years through ten years	37,658,437	38,930,080
Due after ten years	152,465,088	154,766,294

	$199,625,229	$203,310,589

Mortgage-backed securities have been included in the maturity table based upon the guaranteed payoff date of each security.

There was a $7,816 net loss on the sale of eleven “odd lot” (small) mortgage-backed securities at the end of 2007, which were sold and replaced with one mortgage-backed security that could be used for pledging. There were no gross realized gains and losses from the sale of securities for the years ended December 31 2008 and 2006.

Dispositions through calls, maturities and pay-downs resulted in no material net gains or losses during 2008, 2007 and 2006.

Investment securities pledged to secure public funds on deposit, FHLB advances and for other purposes as required by law amounted to approximately $192,225,000 and $119,124,000 at December 31, 2008 and 2007, respectively.

FLORIDA COMMUNITY BANKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

Note 4 - Other Investments

The carrying amounts of other investments as shown in the consolidated statements of financial condition at December 31, 2008 and 2007 were as follows:

	2008	2007

Other investments-securities	$7,104,601	$5,599,965
Other investments-partnerships	883,268	1,215,875

	$7,987,869	$6,815,840

Other Investments-Securities - The aggregate carrying value of the Company's cost-method investments totaled $7,104,601 at December 31, 2008 and $5,599,965 at December 31, 2007. As of December 31, 2008, the Company estimates that the fair values were lower than the carrying costs and evaluated them for impairment in accordance with paragraphs 14 and 15 of SFAS No. 107. The Company concluded that the impairments were temporary and no adjustments were needed.  Included in this amount are restricted investments in the Federal Home Loan Bank of Atlanta, Community Financial Services, Inc. (with a year-end internally calculated  value of $1,180,479, representing a 39% decline in value), and the Independent Bankers of Florida. The investments in FCBI Capital Trust I and Capital Trust II represent the Company's capitalization of special purpose trusts created to issue preferred securities. These investments represent 100 percent of the common stock issued by the trust’s, however, in accordance with the provisions of FIN 46(R), these subsidiaries have not been consolidated into these consolidated financial statements since the Company is not considered the primary beneficiary (see Note 10).

Other Investments-Partnerships - The investment in Capital Security Investments, LLC, represents a 20% investment in a limited liability company with four other financial institutions for the purpose of buying trust preferred securities. This investment was also evaluated for impairment, as the fair value of the trust preferred securities were lower than their carrying cost. The Company concluded that the impairment was other-than-temporary and wrote down the entire $354,183 investment through other comprehensive income in the equity section of the statements of financial condition. The equity method is used to account for this partnership interest. The $883,268 investment in AMD-FCB, LLP, represents capital contributions made to-date, for a 50% partnership interest with Ave Maria Development, LLP to purchase land and construct an office building in the town of Ave Maria. The Bank has leased a total of 16,809 square feet, or approximately one-half of the building that will include a branch, executive and administrative offices (see Note 20). The Company is planning on moving their corporate headquarters to the Ave Maria building. Although the Company owns a 50% interest in the partnership, management has determined that the Company is not the primary beneficiary under the rules of FIN 46(R) and therefore the equity method will be applied to this investment, with the original investment recorded at cost and adjusted periodically to recognize the Company’s share of earnings or losses. Intercompany profits and losses will be eliminated by reducing the investment balance and income from the Company’s share of the unrealized intercompany profits and losses. The Company has also guaranteed 50% of the construction loan to fund completion of the project (see Note 17). The Company evaluated the partnership interest for impairment and concluded that there was no impairment.

FLORIDA COMMUNITY BANKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

Note 5 - Loans

The Company grants loans to customers primarily in Charlotte, Collier, Glades, Hendry and Lee Counties of Southwest Florida.

The major classifications of loans as of December 31, 2008 and 2007 are as follows:

	2008	2007

Commercial, financial, and agricultural	$44,290,030	$42,718,370
Real estate - construction	328,673,278	414,737,975
Real estate - mortgage	243,876,855	296,213,418
Consumer	6,533,643	6,111,974
Other	1,985,873	3,006,024
Total	625,359,679	762,787,761
Unearned income	(881,436)	(1,356,800)
Allowance for loan losses	(36,389,744)	(18,309,279)

Net loans	$588,088,499	$743,121,682

In addition to the major categories listed above, at December 31, 2008, the Company had a significant concentration in unimproved commercial land loans totaling approximately $96 million, of which $82.5 million is currently on nonaccrual.

Deposit overdrafts reclassified as loans and included in the other loan category amounted to $156,455 and $220,718, at December 31, 2008 and 2007, respectively.

Information about impaired loans as of and for the years ended December 31 is as follows:

	2008	2007

Impaired loans with a specific valuation allowance	$114,697,079	$36,431,688
Impaired loans without a specific valuation allowance	50,792,628	76,730,076

Total impaired loans	$165,489,707	$113,161,764

Related allowance on impaired loans	$21,226,107	$8,635,084
Total nonaccrual loans	155,520,915	111,146,557
Total loans past due 90 days or more and still accruing	890,781	6,513,000

	2008	2007	2006

Average monthly balance of impaired loans (based on month-end balances)	$131,958,981	$52,233,405	$7,597,033
Interest income recognized on impaired loans	1,751,131	5,118,250	1,676,649
Interest income recognized on the cash basis on impaired loans	1,751,131	5,118,250	1,676,649

For the years ended December 31, 2008, 2007 and 2006, the difference between gross interest income that would have been recorded in such period if the nonaccruing loans had been current in accordance with their original terms and the amount of interest income on those loans that was included in such period's net income was approximately $5,914,577, $6,888,666 and $2,491,750, respectively.

The Company has no commitments to lend additional funds to the borrowers of nonaccrual loans.

Net unamortized deferred loan fees and origination costs included in unearned income amounted to $881,436 and $1,356,800 as of December 31, 2008 and 2007, respectively.

Commercial and residential real estate loans pledged to secure FHLB advances and letters of credit amounted to approximately $20,000,000 and $20,500,000 at December 31, 2008 and 2007, respectively (see Note 10). Commercial real estate loans pledged to secure the Federal Reserve Bank line of credit amounted to approximately $20,259,000 and $12,200,000 at December 31, 2008 and 2007, respectively.

FLORIDA COMMUNITY BANKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

Note 6 - Allowance for Loan Losses

Changes in the allowance for loan losses for the years ended December 31, 2008, 2007 and 2006 were as follows:
	2008	2007	2006

Balance at beginning of year	$18,309,279	$13,590,000	$11,522,910

Charge-offs	(51,215,611)	(2,340,470)	(264,326)
Recoveries	165,676	192,149	35,146
Net (charge-offs) recoveries	(51,049,935)	(2,148,321)	(229,180)
Provision for loan losses	69,130,400	6,867,600	2,296,270

Balance at end of year	$36,389,744	$18,309,279	$13,590,000

Note 7 - Premises and Equipment

Premises and equipment as of December 31, 2008 and 2007 is as follows:

	2008	2007

Land	$6,940,840	$4,993,070
Land improvements	1,038,013	895,508
Building	14,462,303	13,983,175
Furniture and equipment	5,729,713	5,378,314
Automobiles	628,927	605,010
Construction-in-progress	4,766,469	2,857,300
	33,566,265	28,712,377
Accumulated depreciation	(8,698,708)	(7,616,969)

Premises and equipment, net	$24,867,557	$21,095,408

The provision for depreciation charged to occupancy and equipment expense for the years ended December 31, 2008, 2007 and 2006 was $1,086,954, $951,351, and $919,381, respectively.

 FLORIDA COMMUNITY BANKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

Note 8 - Foreclosed Real Estate

At December 31, 2008 and 2007, the Company had foreclosed assets totaling $52,005,241 and $1,065,289, respectively.  Seven (7) properties make up approximately 92% of the December 31, 2008 balance.  Two of the aforementioned properties are the two SPE’s noted in Note 1.

Note 9 - Deposits

The aggregate amounts of time deposits of $100,000 or more, including certificates of deposit of $100,000 or more at December 31, 2008 and 2007 were $370,452,562 and $355,279,633, respectively. Time deposits of less than $100,000 totaled $284,837,438 and $93,704,639 at December 31, 2008 and 2007, respectively.

The maturities of time certificates of deposit and other time deposits issued by the Bank at December 31, 2008, are as follows:

Year Ending December 31,
2009	$302,053,155
2010	212,093,963
2011	91,571,923
2012	38,580,432
2013	10,989,051
2014	1,476

$655,290,000

FLORIDA COMMUNITY BANKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

Note 10 - Long-term Debt

Long-term debt consists of the following at December 31:

	2008 2007
Long-term FHLB advances, with varying maturities from March 2010 through December 2014, with interest rates at variable base or fixed rates between 1.53% to 6.18%, secured by real estate mortgage loans and pledged securities	$50,000,000	$55,000,000

2002 Long-term subordinated debentures; interest rate prime plus 0.5%, 30-year life with a call option of 5 years, subject to regulatory approval	10,310,000	10,310,000

2006 Long-term subordinated debentures; interest rate at three month LIBOR plus 1.55%, 30-year life with a call option of 5 years, subject to regulatory approval	20,619,000	20,619,000

	$80,929,000	$85,929,000

In June 2002, the Company formed a wholly-owned Delaware statutory business trust, FCBI Capital Trust I, which issued $10,000,000 of guaranteed preferred securities representing undivided beneficial interests in the assets of the trust ("Trust Preferred Securities"). In May 2006, the Company formed another wholly-owned Delaware statutory business trust, FCBI Capital Trust II, which issued $20,000,000 of guaranteed preferred securities. The common securities of both trusts are owned by the Company. The proceeds from the issuance of the Trust Preferred Securities ($30,000,000) and common securities ($929,000) were used by the trust to purchase $30,929,000 of junior subordinated deferrable interest debentures of the Company. The debentures, which bear interest at Prime rate plus 0.5% and three month LIBOR plus 1.55%
respectively, represent the sole asset of the trusts. The Company has fully and unconditionally guaranteed all obligations of the Trusts on a subordinated basis with respect to the Trust Preferred Securities. In accordance with the provisions of FIN 46(R), the Company accounts for the Trust Preferred Securities as a long-term debt liability to the Trust in the amount of $30,929,000. Subject to certain limitations, the Trust Preferred Securities qualify as Tier 1 capital.

The Company has entered into an agreement, which fully and unconditionally guarantees payment of accrued and unpaid distributions required to be paid on the Trust Preferred Securities, with respect to any Trust Preferred Securities called for redemption. In December 2008, the Company elected to defer the interest payments as allowed under the agreement to conserve cash. Payments maybe deferred for up to 20 quarters, but the interest will continue to be accrued every month.

FLORIDA COMMUNITY BANKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

Note 10 - Long-term Debt - Continued

The Trust Preferred Securities mature in September 2032 and July 2036, and may be called by the Company at any time after June 2007 and July 2011 respectively.

Maturities of long-term debt following December 31, 2008, are as follows:

Year Ending December 31,
2009	$—
2010	5,000,000
2011	5,000,000
2012	20,000,000
2013	—
Thereafter	50,929,000

$80,929,000

Note 11 - Shareholders' Equity

At December 31, 2008 and 2007, shareholders' equity of the Company consisted of the following:

Preferred stock: 5,000,000 shares authorized with a par value of $0.01 per share, nonvoting.

Common stock: 25,000,000 shares authorized with a par value of $0.01 per share. Voting rights equal to one vote per share.

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

Accumulated other comprehensive income (loss): Represents the change in equity during each period from the effects of unrealized holding gains and losses on securities available-for-sale, net of tax.

Stock splits:  In October 2006, the Company issued a 1.2 for 1.0 common stock split resulting in an increase in the number of outstanding shares by 1,098,246. In October 2007, the Company issued a 1.2 for 1.0 common stock split resulting in an increase in the number of outstanding shares by 1,317,874.  All per share amounts included in these consolidated financial statements have been adjusted to give retroactive effect to the stock splits.

FLORIDA COMMUNITY BANKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), and Tier 1 capital to adjusted total assets (Tier 1 "leverage")(as defined). Management believes, as of December 31, 2008, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2008, the most recent notification from the applicable regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum Total capital, Tier 1 capital, and Tier 1 leverage ratios as disclosed in the following table. There are no changes in conditions or events since the most recent notification that management believes have changed the Bank's prompt corrective action category.

On October 17, 2008, Florida Community Banks, Inc.’s wholly-owned subsidiary, Florida Community Bank (“Bank”), the Florida Office of Financial Regulation (“OFR”) and the Federal Deposit Insurance Corporation (“FDIC”) entered into a Stipulation and Consent of Entry of Order to Cease and Desist, which incorporated by reference an Order to Cease and Desist for the Bank (“Order”).

The Order requires the Bank to: (i) recruit three new directors; (ii) review its management to determine if staffing changes or additions are required; (iii) modify its management succession plan; (iv) increase Board oversight and minute keeping; (v) obtain regulatory clearance for the appointment of executive officers; (vi) adopt and adhere to a capital plan for maintaining a Tier 1 Leverage Capital ratio of at least 8%, a Tier 1 Risk Based Capital ratio of at least 10% and a Total Risk Based Capital ratio of at least 12%; (vii) obtain regulator approval for the payment of dividends; (viii) charge off or collect all assets classified as “loss” by the OFR; (ix) establish a special assets committee to adopt a plan to reduce the Bank’s risk exposure to adversely classified assets; (x) refrain, except under certain circumstances, from making loans to borrowers who has had a loan charged off or adversely classified by the Bank; (xi) evaluate and reorganize the Bank’s special assets department and policies; (xii) address and cure deficiencies in loan administration, underwriting, loan policy and loan review; (xiii) review, monitor and reduce the Bank’s credit concentration risk; (xiv) review and modify its allowance for loan and lease

FLORIDA COMMUNITY BANKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

Note 12 - Regulatory Capital Matters - Continued

losses methodology; (xv) develop a plan to increase earnings; (xvi) amend its 2008 business plan budget and develop a business plan and budget for 2009 and 2010 to reflect the Bank’s current condition and prospects; (xvii) not increase its amount of brokered deposits and develop a plan to reduce their level of use; (xviii) not borrow money other than deposits, Federal Funds purchased or Federal Home Loan Bank advances without regulatory approval; (xix) evaluate its interest rate risk modeling system: and (xx) establish a compliance committee of the Board and file periodic reports with the OFR and FDIC as to compliance with the Order.  A copy of this Order was included in the September 30, 2008 form 10-Q as Exhibit 10.9.

Management believes that it is addressing, or has addressed, all of the substantive items in, and is compliant with the Cease and Desist Order Agreement, however as of this filing the Bank was not in compliance with all of the items.  The Bank has recruited three new directors, but only one to date has been approved by the OFR; approval of the other two are still pending.  The Bank’s capital ratios have fallen below the minimums required by the Order; as of December 31, 2008 the Tier 1 Leverage Capital Ratio was 7.17%, the Tier 1 Risk Based Capital ratio was 9.38% and the Total Risk Based Capital Ratio was 10.67%.  As of March 31, 2009, the Capital ratios are projected to decrease further.  Management is reviewing and weighing all of its opinions for increasing capital and is actively trying to reduce the size of the Bank by selling non-performing assets, which will improve the capital ratios.

The Company's and the Bank's actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2008:
Total Capital Consolidated	$85,066	10.90%	$62,425	8.00%	N/A	N/A
Florida Community Bank	83,162	10.67	62,371	8.00	$77,964	10.00%
Tier 1 Capital Consolidated	59,977	7.69	31,212	4.00	N/A	N/A
Florida Community Bank	73,089	9.37	31,185	4.00	46,778	6.00
Tier 1 Leverage Consolidated	59,977	5.87	40,849	4.00	N/A	N/A
Florida Community Bank	73,089	7.17	40,762	4.00	50,953	5.00

FLORIDA COMMUNITY BANKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

Note 12 - Regulatory Capital Matters - Continued

Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in thousands)

As of December 31, 2007:
Total Capital Consolidated	$138,692	16.69%	$66,491	8.00%	N/A	N/A
Florida Community Bank	128,841	15.64	65,894	8.00	$82,368	10.00%
Tier 1 Capital Consolidated	128,205	15.43	33,246	4.00	N/A	N/A
Florida Community Bank	118,448	14.38	32,947	4.00	49,421	6.00
Tier 1 Leverage Consolidated	128,205	13.38	38,334	4.00	N/A	N/A
Florida Community Bank	118,448	12.50	37,907	4.00	47,383	5.00

Note 13 - Stock Option Plans

The Company has adopted the 2002 Key Employee Stock Compensation Program ("Employee Program"). The Employee Program provides for the granting of stock options generally with an exercise price equal to the fair market value of the Company's stock at the date of grant. The stock options generally vest over four years of continuous service and have a ten year contractual term. Certain options provide for accelerated vesting if there is a change of control (as defined in the plan). The following table reflects the number of shares to be issued upon the exercise of options granted under the Employee Program, the weighted-average exercise price of all such options, and the total number of shares of common stock reserved for the issuance upon the exercise of authorized, but not-yet-granted options, as of December 31, 2008.

Plan Category	Number of Shares to be Issued Upon the Exercise of Outstanding Options	Weighted-average Exercise Price of Outstanding Options	Number of Shares Remaining Available For Future Issuance Under Equity Compensation Plan

Equity Compensation Plans Approved by Shareholders	248,564	$9.82	63,485
Equity Compensation Plans Not Approved by Shareholders	—	0.00	—
	248,564	$9.82	63,485

FLORIDA COMMUNITY BANKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

Note 13 - Stock Option Plans - Continued

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

The following table summarizes the Company's stock option activity since December 31, 2007:

	Options	Weighted Average Exercise Price

Outstanding as of December 31, 2007	232,522	$10.19
Granted	25,000	5.00
Exercised	8,956	6.03
Cancelled/Forfeited	2	6.03

Outstanding as of December 31, 2008	248,564	9.82

Fully vested and exercisable as of December 31, 2008	218,092	10.17

The following tables provide additional information about the Company's stock options:

	2008	2007 2006
Weighted average grant date fair value of options granted	$1.31	$—	$—
Total intrinsic value of options exercised	—	—	—
Total fair value of options vested	85,829	518,854	844,484

A summary of the status of the Company’s nonvested options as of December 31, 2008, and changes during the year ended December 31, 2008, is presented below:
	Nonvested Options	Weighted Average Fair Value

Nonvested options as of December 31, 2007	25,667	$3.00
Granted	25,000	1.31
Vested	20,195	2.20
Cancelled, forfeited or expired	—	0.00

Nonvested options as of December 31, 2008	30,472	2.14

FLORIDA COMMUNITY BANKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

Note 13 - Stock Option Plans - Continued

	As of December 31, 2008
	Total Options Outstanding	Options Fully Vested and Expected to Vest	Options Fully Vested and Exercisable

Number	248,564	248,564	218,092
Weighted average exercise price	$9.82	$9.82	$10.17
Aggregate intrinsic value (in thousands)	—	—	—
Weighted average remaining contractual life (in years)	5.03	5.03	4.42

Total compensation cost for stock based compensation recognized under the fair value method for the years ended December 31, 2008, 2007 and 2006 was $18,884, $36,299, and $92,035, respectively, with related tax benefits of $3,480, $7,529, and $18,609, respectively.

As of December 31, 2008, there was $82,362 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. This cost is expected to be recognized over a weighted-average period of approximately 2.0 years. Intrinsic value represents the difference between the closing stock price of the Company's common stock and the exercise price of the underlying stock options. Aggregate intrinsic value in a previous table represents the value that would have been received by option holders if they had exercised all stock options at December 31, 2008. The total intrinsic value of options exercised during the year ended December 31, 2008, was $116,607.

Note 14 - Other Operating Expenses

Other operating expenses that exceed one percent of the aggregate of total interest income and other income for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):

2008		2007 2006

Non-performing loan expenses	$3,064	$409	$149
Examination and assessment	1,495	740	252
Professional fees	790	639	461

FLORIDA COMMUNITY BANKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

Note 15 - Income Taxes

Federal and state income taxes receivable as of December 31, 2008 and 2007 included in other assets, respectively, were as follows:

	2008	2007
Current:
Federal	$28,087,572	$182,446
State	1,036,425	36,426

A valuation allowance related to the net deferred tax asset is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized.  Based on the Company’s earnings history, management has determined that no valuation allowance is required at December 31, 2008 and 2007.  The components of the deferred income tax asset included in other assets as of December 31, 2008 and 2007 are as follows:

	2008	2007

Deferred tax asset:
Federal	$19,196,141	$12,003,921
State	6,792,789	2,000,886
Total deferred income tax asset	25,988,930	14,004,807

Deferred tax liability:
Federal	(283,902)	(286,085)
State	(47,317)	(47,681)
Total deferred income tax liability	(331,219)	(333,766)

Net deferred tax asset	$25,657,711	$13,671,041

The tax effects of each type of income and expense item that gave rise to deferred taxes are:

	2008	2007

Allowance for loan losses	$14,010,061	$7,049,072
Nonaccrual loan interest income	4,068,340	6,140,905
Net operating loss carryforward	3,593,432	—
Write-down of other real estate owned	3,703,534	34,769
Deferred loan fees	339,352	521,899
Accrued sick time	150,512	137,223
Depreciation	(331,219)	(333,766)
Other	123,699	120,939

Net deferred tax asset	$25,657,711	$13,671,041

The Company and its subsidiary are subject to U.S. federal income tax, as well as income tax of the State of Florida.  There were no unrecognized tax benefits at December 31, 2008 and the Company does not expect the total of unrecognized tax benefits to significantly increase in the next twelve months.

FLORIDA COMMUNITY BANKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

Note 15 - Income Taxes - Continued

The components of income tax expense for the years ended December 31, 2008, 2007 and 2006 were as follows:
2008		2007 2006
Current
Federal	$(21,907,673)	$11,665,883	$13,044,737
State	—	1,993,381	2,164,855

Deferred
Federal	(7,192,220)	(6,210,437)	(510,062)
State	(4,791,903)	(1,035,136)	(85,181)

	$(33,891,796)	$6,413,691	$14,614,349

There were no material tax effects of securities transactions for the years ended December 31, 2008, 2007 and 2006.

The principal reasons for the difference in the effective tax rate and the federal statutory rate are as follows for the years ended December 31, 2008, 2007 and 2006.

	2008		2007		2006

Federal income tax at statutory rates	$(30,515,266)	35.0%	$6,063,019	35.0%	$13,216,146	35.0%
Add (deduct):
Tax-exempt income	(318,942)	0.4	(271,382)	(1.6)	(86,403)	(0.2)
State income tax, net of federal tax benefit	(3,114,972)	3.6	620,110	3.6	1,351,788	3.6
Other	57,384	(0.1)	1,944	—	132,818	0.3

	$33,891,796	38.9%	$6,413,691	37.0%	$14,614,349	38.7%

Note 16 - Benefit Plans

During the years ended December 31, 2008, 2007 and 2006, the Company had two qualified employee benefit plans: 1) a Profit Sharing Plan and 2) an ESOP. The plans cover substantially all employees, subject to similar eligibility requirements. The Company’s annual contribution to the Profit Sharing Plan is discretionary as determined by the Board of Directors. For the years ended December 31, 2008, 2007 and 2006, the Company’s contributions charged to operations for the Profit Sharing Plan amounted to $547,977, $546,918, and $526,813, respectively.  The Company’s annual contribution to the ESOP is discretionary as determined by the Board of Directors.  The Company’s contribution to the ESOP for 2008, 2007 and 2006 was $116,475, $561,243 and $533,895, respectively.

FLORIDA COMMUNITY BANKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

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

Net pension cost for the Director's Benefit Plan for 2008, 2007 and 2006 included the following components:

	2008	2007	2006

Service cost (benefit)	$—	$(3,212)	$(315)
Interest cost	16,615	20,205	23,488

Net periodic pension cost	$16,615	$16,993	$23,173

The following table sets forth the accumulated benefit obligation of the Director's Benefit Plan recognized in the Company's statements of financial condition at December 31, 2008 and 2007.

	2008	2007

Present value of benefit obligation:
Vested	$166,491	$208,358
Non-vested	—	—

Accumulated benefit obligation/pension liability	$166,491	$208,358

The weighted average discount rate used in determining present value of the projected benefit obligation for the Director's Benefit Plan was nine percent.

The aggregate benefit cost expected-to-be accrued for the year ending December 31, 2009, is $-0-.

The measurement date for the plan is December 31 of each year. There are no plan assets on which to compute long-term rates of return.

Expected benefit payments for the Director’s Benefit Plan following December 31, 2008, are as follows:

Year Ending December 31,
2009	$58,482
2010	39,351
2011	21,750
2012	21,750
2013	21,750
2014 – 2016	47,125

Total expected benefit payments	$210,208

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

Loan commitments are made to accommodate the financial needs of the Company's customers. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Historically, most loan commitments and standby letters of credit expire unused.  The Company's exposure to credit loss in the event of nonperformance by the counter-party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. The estimated value of the collateral held to secure standby letters of credit at December 31, 2008, was approximately $9,857,000. The Company records a liability for the estimated fair value of standby letters of credit based on the fees charged for these arrangements. At December 31, 2008 and 2007 these recorded liabilities amounted to $29,308 and $94,557, respectively.

FLORIDA COMMUNITY BANKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

Note 17 - Commitments and Contingencies - Continued

The approximate total amounts of loan commitments and standby letters of credit are summarized as follows at December 31:

	Contract or Notional Amount
	2008	2007

Loan commitments	$48,190,000	$105,465,000
Standby letters of credit	1,471,000	1,879,000

Total unfunded commitments	$49,661,000	$107,344,000

The Company, as part of its retail mortgage loan production activities, routinely enters into short-term commitments to originate fixed rate loans. Most of the loans will be sold to third-party correspondent banks upon closing. For those loans, the Company enters into individual forward sale commitments at the same time the commitment to originate is finalized. While the forward sales commitments function as an economic hedge and effectively eliminate the Company's financial risk of rate changes during the rate lock period, both the commitment to originate mortgage loans that will be sold and the commitment to sell the mortgage loans are derivatives, the fair values of which are essentially equal and offsetting. The fair values are calculated based on changes in market interest rates after the commitment date. The notional amounts of these mortgage loan origination commitments and the related forward sales commitments were immaterial at December 31, 2008 and 2007. The unrealized gains/losses of the origination and sales commitments were not material at December 31, 2008 and 2007.

The Company invested in a partnership, AMD-FCB, LLP (the "Partnership"), formed to build and lease an office building in which the Bank is leasing space.  In early 2007, the Partnership entered into a construction agreement with a third-party bank. The Company and the other 50% partner have each guaranteed 50% of a construction loan totaling approximately $6,600,000; the amount outstanding at December 31, 2008 was $5,232,201. In addition, the Bank has entered into a 15 year lease agreement with the Partnership to lease 16,809 square feet of the building, approximately one-half. For 2009 the lease payments are projected to be approximately $536,000, with annual increases based on the Consumer Price Index ("CPI") (see Note 20).

The Bank also entered into lease agreements with North Port Gateway, LLC to lease office space for a branch in North Port, Florida,  and with Center of Bonita Springs, Inc. to lease office space for a branch in Bonita Springs, Florida. For 2009 the lease payments are projected to be approximately $195,000 and $146,000, respectively, with annual increases based on the CPI.

FLORIDA COMMUNITY BANKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

Note 18 - Concentrations of Credit

Most of the Company's loans, commitments, and commercial and standby letters of credit have been granted to customers in the Company's market area. Many such customers are depositors of the Company.  A substantial portion of the Company’s customers ability to honor their contracts is dependent on the business economy in those areas.  Ninety-two percent (92%) of the Company’s loan portfolio is concentrated in real estate (Note 5).  A substantial portion of the foreclosed real estate is located in these same markets.  Accordingly, the ultimate collectability of the loan portfolio and the recovery of the carrying amount of foreclosed real estate are susceptible to changes in market conditions in the Company’s primary market areas.  The other significant concentrations of credit by type of loan are set forth in Note 5. The distribution of commitments to extend credit related primarily to unused real estate draw lines. Commercial and standby letters of credit were granted primarily to commercial borrowers.

The Company maintains its cash accounts at various commercial banks in the United States. The balances in commercial banks are insured by the FDIC. Total uninsured balances held at commercial banks amounted to $5,996,185 and $4,490,871 at December 31, 2008 and 2007, respectively.  Federal funds sold represent short-term investments with designated banks that are not guaranteed.

Note 19 - Restrictions on Subsidiary Dividends, Advances and Loans

The Bank is subject to the dividend restrictions set forth by the State Banking Department (Florida). Under such restrictions, the Bank may not, without the prior approval of the State Banking Department, declare dividends in excess of the sum of the current year's earnings plus the retained earnings from the prior two years. For the year ending December 31, 2009, the Bank has been restricted from declaring and paying any dividends due to regulatory concerns. The Company has also been restricted from declaring and paying any dividends in 2009.

Note 20 - Leases

The Company leased facilities under non-cancelable operating leases during 2008, 2007 and 2006. The leases provide for renewal options and generally require the Company to pay maintenance, insurance and property taxes. For the years ended December 31, 2008, 2007 and 2006, rental expense for such leases was $949,289, $197,348 and $187,181, respectively. The Company leases land and premises for one of its locations from a director of the Company (see Note 22).

The Bank entered into three long-term operating leases for branch and office space in Ave Maria, Bonita Springs and North Port. The minimum lease payments under these leases for 2009 are projected to be approximately $536,000 or $8,852,000 over the remaining course of the fifteen year lease term for Ava Maria, $146,000 annually or $1,530,000 over the remaining course of the ten year lease term for Bonita Springs and $195,000 annually or $1,844,000 over the remaining course of the ten year lease term for North Port; all of the leases are subject to annual rate increases based on the CPI. The leases may be

FLORIDA COMMUNITY BANKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

Note 20 – Leases - Continued

extended by two five-year extension periods.  These leases have been included in the future minimum lease payments following.

Future minimum lease payments under non-cancelable operating leases at December 31, 2008, including the Ave Maria, Bonita Springs and North Port leases are as follows:

Year Ending December 31,
2009	$1,095,789
2010	1,111,667
2011	1,110,168
2012	1,113,725
2013	1,148,936
Thereafter	8,950,492

Total minimum lease payments	$14,530,777

Note 21 - Litigation

While the Company is party to various legal proceedings arising from the ordinary course of business, management believes after consultation with legal counsel that there are no proceedings threatened or pending against the Company that will, individually or in the aggregate, have a material adverse effect on the business or financial condition of the Company.

Note 22 - Related Party Transactions

Loans: Certain directors, executive officers and principal shareholders, including their immediate families and associates were loan customers of the Company during 2008 and 2007. Such loans are made in the ordinary course of business at normal credit terms, including interest rates and collateral, and do not represent more than a normal risk of collection. A summary of activity and amounts outstanding are as follows:

	2008	2007

Balance at Beginning of Year	$4,396,525	$4,554,238
New loans	1,553,597	1,290,355
Repayments	(2,022,210)	(1,448,068)
Change in related parties	(2,050,527)	—

Balance at End of Year	$1,877,385	$4,396,525

FLORIDA COMMUNITY BANKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

Note 22 - Related Party Transactions - Continued

Deposits: Deposits held from related parties were $7,743,239 and $9,038,314 at December 31, 2008 and 2007, respectively.

Other: The Company leases the land and premises of the Cypress Lake branch from a director. The lease was initiated in 2001 for a term of 15 years at an arms length fair rental. Noncancelable lease payments for the years ending December 31, 2009 through 2013 are $183,336, $187,919, $192,617, $197,433 and $202,369, respectively. The agreement provides for annual increases of 2.5 percent.
The Company, through the normal course of business, sells loan participations to certain directors and parties related to directors. The transactions are at arms length and do not have terms that are significantly different from other participations sold by the Company. The balance of participations sold to these parties at December 31, 2008 and 2007 was $4,857,810 and $4,584,969.

The Company invested as a 50% partner in a partnership, AMD-FCB, LLP, that is leasing branch and office space to the Bank, for a term of 15 years at an arms length fair rental. The lease payments are projected to be $536,000 per year, subject to annual increases based on the CPI (see Notes 4 and 20).

Note 23 - Subsequent Events

As of the issue date of this report, the Bank is currently in the midst of an examination by the Federal Deposit Insurance Corporation (“FDIC”).  Since the examination is still ongoing, the results of the exam have either not been determined or not been communicated to the Bank management.

Note 24 - Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Short-Term Investments: For cash and short-term instruments, the carrying amount is a reasonable estimate of fair value.

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

FLORIDA COMMUNITY BANKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

Note 24 - Fair Value of Financial Instruments - Continued

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

FLORIDA COMMUNITY BANKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

Note 24 - Fair Value of Financial Instruments - Continued

The estimated fair values of the Company's financial instruments as of December 31, 2008 and 2007 are as follows:

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)		(in thousands)
Financial Assets
Cash and short-term investments	$45,866	$45,866	$14,729	$14,729
Securities	199,625	203,311	135,810	136,500
Other investments	7,988	7,988	6,816	6,816
Loans held-for-sale	156	156	—	—
Loans	624,478	628,562	761,431	762,783
Accrued interest receivable	3,511	3,511	4,585	4,585

Financial Liabilities
Deposits	$845,429	$863,237	$753,658	$757,853
Accrued interest payable	4,853	4,853	3,509	3,509
Long-term debt	80,929	85,513	85,929	87,088

Financial Instruments
Commitments to extend credit	$48,190	$482	$105,465	$1,055
Standby letters of credit	1,471	15	1,879	20

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with SFAS No. 157.  See Note 1 for a discussion of the Company’s policies regarding this hierarchy.

FLORIDA COMMUNITY BANKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

Note 24 - Fair Value of Financial Instruments - Continued

Items Measured at Fair Value on a Recurring Basis

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

Fair Value Measurement at Report Date Using
ASSETS	Fair Value	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Held-to-maturity securities	$ 203,310,589	$ —	$ 203,310,589	$ —
Total Assets	$ 203,310,589	$ —	$ 203,310,589	$ —

LIABILITIES

None	$ —	$ —	$ —	$ —
Total Liabilities	$ —	$ —	$ —	$ —

The valuation techniques used to measure fair value for the items in the table above are as follows;

Securities held-to-maturity - The fair value is based on quoted market prices in an active market for identical assets and liabilities as of the reporting date.  The fair value is categorized within Level 2 of the fair value hierarchy.

Items Measured at Fair Value on a Nonrecurring Basis

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2008:

Fair Value Measurement at Report Date Using
ASSETS	Fair Value	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Loans held for sale	$ 156,231	$ —	$ 156,231	$ —
Loans	628,390,245	—	628,390,245	—
Total Assets	$ 628,546,476	$ —	$ 628,546,476	$ —

LIABILITIES

None	$ —	$ —	$ —	$ —
Total Liabilities	$ —	$ —	$ —	$ —

FLORIDA COMMUNITY BANKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

Note 24 - Fair Value of Financial Instruments - Continued

The valuation techniques used to measure fair value for the items in the table above are as follows;

Loans held-for-sale – Loans held for sale for which the fair value option has not been elected are carried at the lower of cost or fair value.  When possible, the fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  Such loans are generally classified in Level 2 of the fair value hierarchy given the level of activity in the market and the frequency of available quotes.

Loans – Nonrecurring fair value adjustments to loans reflect full or partial write-downs that are based on the loan’s observable market price or current appraised value of the collateral in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan.  Loans subjected to nonrecurring fair value adjustments based on the current appraised value of the collateral may be classified as Level 2 or Level 3 depending on the type of asset and the inputs to the valuation.  When appraisals are used to determine impairment and these appraisals require significant adjustments to market-based valuation inputs or apply an income approach based on unobservable cash flows to measure fair value, the related loans subjected to nonrecurring fair value adjustments are typically classified as Level 3 due to the fact that Level 3 inputs are significant to the fair value measurement.

[The remainder of this page intentionally left blank.]

FLORIDA COMMUNITY BANKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

Note 25 - Condensed Parent Company Information

Statements of Financial Condition

	2008	2007
Assets

Cash and due from banks	$1,051,798	$639,727
Other investments – securities	929,000	929,000
Other investments – partnerships	883,268	1,215,875

Loans	—	8,500,000
Allowance for loan losses	—	(139,600)
Net Loans	—	8,360,400

Investment in subsidiaries (equity method) - eliminated upon consolidation	73,088,535	118,447,600
Other assets	60,926	133,615

Total Assets	$76,013,527	$129,726,217

Liabilities and Shareholders' Equity

Liabilities

Subordinated debentures	$30,929,000	$30,929,000
Other liabilities	455,465	592,180
Total Liabilities	31,384,465	31,521,180

Total Shareholders' Equity	44,629,062	98,205,037

Total Liabilities and Shareholders' Equity	$76,013,527	$129,726,217

[The remainder of this page intentionally left blank.]

FLORIDA COMMUNITY BANKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

Note 25 - Condensed Parent Company Information - Continued

Statements of Operations

	2008	2007
Income
Dividends from subsidiaries - eliminated upon consolidation	$250,000	$3,904,686
Interest on loans	311,986	715,651
Investment interest and other operating income	220,084	176,311
Total Income	782,070	4,796,648

Expenses
Interest	1,722,137	2,327,974
Salaries and employee benefits	75,959	70,799
Provision for loan losses	(139,600)	49,600
Other operating expenses	126,638	262,386
Total Expenses	1,785,134	2,710,759

Income (loss) before income taxes and equity in undistributed earnings (loss) of subsidiary	(1,003,064)	2,085,889
Income tax benefit	486,336	701,600

Income (loss) before equity in undistributed earnings (loss) of subsidiary	(516,728)	2,787,489
Equity in undistributed earnings (loss) of subsidiary	(52,777,948)	8,121,730

Net Income (Loss)	$(53,294,676)	$10,909,219

[The remainder of this page intentionally left blank.]

FLORIDA COMMUNITY BANKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

Note 25 - Condensed Parent Company Information - Continued

Statements of Cash Flows

	2008	2007
Operating Activities
Net income (loss)	$(53,294,676)	$10,909,219
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	(139,600)	49,600
Deferred tax benefit	(21,607)	(53,746)
Equity in undistributed income (loss) of subsidiary	52,777,948	(8,121,730)
(Decrease) increase in accrued interest receivable	51,603	(2,980)
(Increase) decrease in income tax receivable…………………...	(213,104)	26,902
Increase (decrease) in accrued interest payable	128,671	(2,349)
Other, net	(31,164)	3,027
Net Cash (Used In) Provided By Operating Activities	(741,929)	2,807,943

Investing Activities
Investment in subsidiary bank	(7,400,000)	—
Net (increase) decrease in loans	8,500,000	(2,500,000)
Proceeds from other investments	—	48,000
Net Cash Provided By (Used In) Investing Activities	1,100,000	(2,452,000)

Financing Activities
Issuance of common stock……………………………………....	54,000	—
Costs associated with the issuance of stock split	—	(12,102)
Cash dividends	—	(3,295,693)
Net Cash Provided By (Used In) Financing Activities	54,000	(3,307,795)

Net Increase (Decrease) In Cash and Cash Equivalents	412,071	(2,951,852)

Cash and Cash Equivalents at Beginning of Year	639,727	3,591,579

Cash and Cash Equivalents at End of Year	$1,051,798	$639,727

Cash Paid During the Year For:
Interest	$1,593,466	$2,330,323
Taxes	7,000,000	13,468,880

FLORIDA COMMUNITY BANKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

Note 26 - Quarterly Results of Operations (Unaudited)

Selected quarterly results of operations for the four quarters ended December 31 are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In Thousands)
2008:
Total interest income	$14,281	$12,686	$12,515	$7,753	$47,235
Total interest expense	8,403	7,582	8,222	8,963	33,170
Provision for loan losses	906	9,606	29,290	29,328	69,130
Net interest income after provision for loan losses	4,972	(4,502)	(24,997)	(30,538)	(55,065)
Other noninterest income	596	612	506	572	2,286
Other noninterest expense	5,211	5,942	6,505	16,750	34,408
Income tax expense	62	(3,859)	(12,023)	(18,072)	(33,892)
Net income	295	(5,973)	(18,973)	(28,644)	(53,295)
Per common share
Basic earnings	0.04	(0.75)	(2.40)	(3.62)	(6.73)
Diluted earnings	0.04	(0.75)	(2.40)	(3.59)	(6.70)

2007:
Total interest income	$20,695	$20,307	$19,613	$16,802	$77,417
Total interest expense	9,643	9,602	9,866	9,279	38,390
Provision for loan losses	299	—	550	6,019	6,868
Net interest income after provision for loan losses	10,753	10,705	9,197	1,504	32,159
Other noninterest income	627	1,011	579	611	2,828
Other noninterest expense	3,887	4,453	4,497	4,827	17,664
Income tax expense	2,826	2,733	1,983	(1,128)	6,414
Net income	4,667	4,530	3,296	(1,584)	10,909
Per common share
Basic earnings	0.59	0.57	0.42	(0.20)	1.38
Diluted earnings	0.58	0.56	0.41	(0.19)	1.36

2006:
Total interest income	$18,899	$21,919	$22,882	$21,874	$85,574
Total interest expense	6,973	8,516	9,224	9,652	34,365
Provision for loan losses	980	2,410	1,225	(2,319)	2,296
Net interest income after provision for loan losses	10,946	10,993	12,433	14,541	48,913
Other noninterest income	959	1,139	962	856	3,916
Other noninterest expense	3,462	3,741	3,762	4,104	15,069
Income tax expense	3,249	3,231	3,699	4,435	14,614
Net income	5,194	5,160	5,934	6,858	23,146
Per common share
Basic earnings	0.66	0.65	0.75	0.87	2.93
Diluted earnings	0.65	0.64	0.74	0.87	2.90

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework.

Based on this assessment, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes In Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

The Company did not fail to file any Form 8-K to disclose any information required to be disclosed therein during the fourth quarter of 2008.

 On February 13, 2009, the Company entered into a Written Agreement with the Federal Reserve Bank of Atlanta (together with the Board of Governors of the Federal Reserve System, the “FRB”). Pursuant to this Agreement, the Company has agreed to: (i) not pay any dividends without the consent of the                      FRB; (ii) not accept any dividends or distributions from the Bank which would serve to reduce the                     Bank’s capital without the approval of the FRB; (iii) not make any payments on its subordinated                     debentures or trust preferred securities without the FRB’s consent; (iv) not incur or guarantee any debt                     without the FRB’s consent; (v) not purchase or redeem any Company stock; (vi) prepare and submit to                     the FRB a plan to provide sufficient capital to the Company and the Bank; (vii) ensure ongoing                     compliance by the Bank with FRB regulations related to transactions between the Bank and its                     affiliates; (viii) prepare and submit to the FRB procedures to ensure compliance with the FRB’s                     reporting requirements; (ix) obtain the FRB’s non-objection to the appointment of any new directors or                     senior executive officers; (x) limit indemnification and severance payments in accordance with                     applicable law; and (xi) submit monthly progress reports to the FRB.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information appearing under the headings "ELECTION OF DIRECTORS," "BOARD OF DIRECTORS" and "COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934" on pages 3 to 8 and 16 in the Proxy Statement (the "2009 Proxy Statement") relating to the annual meeting of shareholders of the Company, scheduled to be held on April 24, 2009, is incorporated herein by reference. On March 3, 2003, the Company adopted a Code of Ethic applicable to its Chief Financial Officer and its Chief Executive Officer.

ITEM 11.	EXECUTIVE COMPENSATION

The information appearing under the headings "EXECUTIVE COMPENSATION" and "EMPLOYEE BENEFITS" on pages 8 to 14 of the 2009 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information appearing under the heading "ELECTION OF DIRECTORS" on pages 3 to 5 of the 2009 Proxy Statement and from Item 5 above is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information appearing under the heading "TRANSACTIONS WITH RELATED PERSONS, PROMOTORS AND CERTAIN CONTROL PERSONS" on pages 14 to 15 of the 2009 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees The aggregate fees billed for professional services by Schauer Taylor in connection with the audit of the annual financial statements and the reviews of the financial statements included in the Company's quarterly filings with the Securities and Exchange Commission for the fiscal years ended December 31, 2008 and 2007, were $72,700 and $128,535, respectively. The aggregate fees billed for professional services by Warren, Averett, Kimbrough & Marino in connection with the audit of the annual financial statements and the review of the financial statements included in the Company’s quarterly filings with the Securities and Exchange Commission for the fiscal year ended December 31, 2008 were $124,330.

Audit-Related Fees:  In 2008 and 2007, Schauer Taylor also billed the Company $58,006 and $67,933, respectively, for fees reasonably related to the performance of its audit and reviews of financial statements. Such fees included travel and miscellaneous related fees.  In 2008, Warren, Averett, Kimbrough & Marino also billed the Company $26,878, for fees reasonably related to the performance of its audit and reviews of financial statements. Such fees included travel and miscellaneous related fees.

Tax Fees: In 2008 and 2007, Schauer Taylor also billed the Company $15,625 and $17,700, respectively, for tax compliance and advice, including the preparation of the Company's corporate tax returns.  In 2008, Warren, Averett, Kimbrough & Marino billed the Company $1,020, for tax compliance and advice, including the preparation of the Company's corporate tax returns.

Profit Sharing and Employee Stock Ownership Plans: In 2008 and 2007, Schauer Taylor also billed the Company $0 and $40,000, respectively, for audit and tax work related to these plans.  In 2008, Warren, Averett, Kimbrough & Marino also billed the Company $40,000, for audit and tax work related to these plans.

In all instances, Schauer Taylor's and Warren, Averett, Kimbrough & Marino’s performance of those services was pre-approved by the Company's Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)	1.	Financial Statements.

The following consolidated financial statements are located in Item 8 of this Report:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of December 31, 2008 and 2007
Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006
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

10.9	Stipulation and Consent of Entry of Order to Cease and Desist. Dated October 17, 2008.

10.10	Written Agreement with the Federal Reserve Bank of Atlanta Dated February 13, 2009.

11	Statement re: computation of per share earnings	100

12	Statement re: computation of ratios	101

13	Annual Report to Security Holders	102

14	Code of Ethics (included as Exhibit 99.1 to the Company's Form 8-K filed on March 3, 2003, and incorporated herein by reference.)

16	Letter re: change in certifying accountant (included as Exhibit 16.1 to the Company's Form 8-K filed with the SEC on July 1, 2009, and incorporated herein by reference).

21	Subsidiaries of the Registrant	104

23.1	Consent of Schauer Taylor, P.C.	105

24	Power of Attorney	109

Exhibit No.	Exhibit	Page

31.1	Chief Executive Officer - Certification of principal executive officer pursuant to the Exchange Act Rule 13(a) – 14(a) or 15(d) – 14(a).	106

31.2	Chief Financial Officer - Certification of principal financial officer pursuant to the Exchange Act Rule 13(a) – 14(a) or 15(d) – 14(a).	107

32.1	Chief Executive Officer - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	108

32.2	Chief Financial Officer - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	108

*   The referenced exhibit is a compensatory contract, plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDA COMMUNITY BANKS, INC.

Date:	April 15, 2009	By:	/s/ Stephen L. Price
Stephen L. Price
Principal Executive Officer, Chairman, President and Chief Executive Officer

Date:	April 15, 2009	By:	/s/ Guy W. Harris
Guy W. Harris
Principal Financial Officer and Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed as part of this report (in addition to those exhibits listed in Item 15 which are filed as a part of this report and incorporated by reference):

Exhibit Number	Description of Exhibit

10.10	Written Agreement with Federal Reserve Bank of Atlanta
11	Statement re: Computation of Per Share Earnings
12	Statement re: Computation of Ratios
13	Annual Report to Security Holders
21	Subsidiaries of the Registrant
23.1	Consent of Schauer Taylor, P.C.
31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of President and Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.