Form 10-K/A
period 2008-12-31
FLORIDA COMMUNITY BANKS INC
filed 2009-05-15
CIK 1170902

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-K/A-Amendment No. 1
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

2008 Form 10-K/A Annual Report

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

Regarding depository institutions, the prompt corrective action provisions of the federal banking statutes establish five capital categories (“well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized”), and impose significant restrictions on the operations of an institution that is not at least adequately capitalized. To be considered “well capitalized,” an institution must maintain a ratio of total capital to risk weighted assets of at least 10% of which 6% must consist of Tier I capital as well as a Tier I leverage ratio of at least 5%. To be considered adequately capitalized, the institution must maintain those same capital ratios at levels equal to or exceeding 8%, 4% and 4%, respectively. Under certain circumstances, an institution may be downgraded to a category lower than that warranted by its capital levels and subjected to the supervisory restrictions applicable to institutions in the lower capital category. As of December 31, 2008, the Bank met two of the three ratios to be considered “adequately capitalized” under the regulatory framework for prompt corrective action; however, given the Bank’s higher risk profile, the Bank is considered to be undercapitalized at this time. See specific discussion of the Bank’s and FCBI’s capital adequacy as discussed under Current Regulatory Matters.

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

Capital Adequacy

As of December 31, 2008, the Bank’s and FCBI’s Capital ratio’s were below the minimum ratios set in the OFR’s Order.  The Bank’s Tier 1 Leverage Capital Ratio was 4.78%, the Tier 1 Risk Based Capital Ratio was 6.31% and the Total Risk Based Capital Ratio was 7.60%.  FCBI’s Tier 1 Leverage Capital Ratio was 3.45%, the Tier 1 Risk Based Capital Ratio was 4.55% and the Total Risk Based Capital Ratio was 7.83%. The Bank and FCBI face a serious risk of their capital ratios falling further, to the point where they may be considered “significantly under capitalized.”

In order to return the Bank’s capital ratios to the level prescribed by the Order, the Bank is looking at all of its options. Issuing more stock to raise capital is now critical, along with shrinking the Bank; doing both could return the capital ratios to where the Bank would be considered “well capitalized” again.  It must also be noted that failure to adequately address the regulatory concerns may result in further actions by the banking regulators, which could include appointment of a receiver or conservator of the Bank’s assets.

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

Federal Deposit Insurance Reform Act of 2005.    In February 2006, the Federal Deposit Insurance Reform Act of 2005 and the Federal Deposit Insurance Reform Conforming Amendments Act of 2005 (collectively, the Reform Act) were signed into law. The Reform Act revised the laws concerning federal deposit insurance by making the following changes: (i) merging the Bank Insurance Fund and the Savings Association Insurance Fund into a new fund, the Deposit Insurance Fund (DIF), effective March 31, 2006; (ii) increasing the deposit insurance coverage for certain retirement accounts to $250,000 effective April 1, 2006; (iii) beginning in 2010, deposit insurance coverage on individual accounts may be indexed for inflation; (iv) the FDIC will have more discretion in managing deposit insurance assessments; and (v) eligible institutions will receive a one-time initial assessment credit.

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

Management believes that it is addressing, or has addressed, all of the substantive items in, and is compliant with the Cease & Desist Order Agreement however, as of this filing the Bank was not in compliance with all of the items.  The Bank has recruited three new directors, but only one to date has been approved by the OFR; approval of the other two are still pending.  The Bank’s capital ratios have fallen below the minimums required by the Order; as of December 31, 2008 the Tier 1 Leverage Capital Ratio was 4.78%, the Tier 1 Risk Based Capital ratios was 6.31% and the Total Risk Based Capital Ratio was 7.60%.  As of March 31, 2009, the Capital ratios are projected to decrease further.  Management is reviewing and weighing all of its opinions for increasing capital and is actively trying to reduce the size of the Bank by selling non-performing assets, which will improve the capital ratios.  On February 13, 2009, FCBI entered into a written agreement with the Federal Reserve Bank of Atlanta (“Agreement”).  A description of the Agreement is contained under ITEM 1. – Business – Regulatory Environment and a copy of the Agreement is included as Exhibit 10.10 to this Form 10-K.

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

Deposits and Borrowed Funds

Average deposits increased $3.3 million (0.41%) in 2008 compared to 2007.  Average deposits decreased $40.6 million (4.9%) in 2007 compared to 2006. Average deposits increased $191 million (29.8%) in 2006 compared to 2005. In 2008, the largest growth area was in retail certificate of deposits, which increased $162.2 million or 115.8% in total; brokered certificate of deposits increased $44.1 million or 14.3% in total; money market, non-interest and interest bearing demand deposits and savings decreased $113.5 million or 37.2% in total; this decline was primarily due to depositors seeking higher yields as rates fell during 2008. In 2007, the largest growth area was  in money markets, which grew on average $27.7 million or 16.1%, however deposits on a whole declined due to the slowing economy; brokered certificate of deposits were reduced by approximately $56 million in 2007. In 2006, the largest growth area was in super money markets, which increased $72 million or 79.7% in total; broker certificate of deposits increased $45.1 million or 14.1% and local area certificate of deposits increased $18.4 million or 22.2%; non-interest and interest bearing demand deposits and savings and regular money markets decreased $37.5 million in total.

The following table sets forth the Company's deposit structure at December 31 in each of the last three years.

	December 31,
	2008	2007 2006
	(In thousands)

Noninterest-bearing deposits:
Individuals partnerships and corporations	$51,334	$59,415	$96,885
U.S. Government and states and political subdivisions	7,473	7,213	8,127
Certified and official checks	1,667	6,007	4,469
Total noninterest bearing deposits	60,474	72,635	109,481

Interest-bearing deposits:
Interest - bearing demand accounts	22,386	25,749	40,624
Savings accounts	107,279	206,290	219,013
Certificates of deposit, less than $100,000	284,837	93,705	63,246
Certificates of deposit, more than $100,000	370,453	355,279	403,098
Total interest bearing deposits	784,955	681,023	725,981

Total deposits	$845,429	$753,658	$835,462

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

The table below illustrates the Company's regulatory capital ratios under federal guidelines at December 31, 2008, 2007 and 2006:

Capital Adequacy Ratios

	Statutory	Years ended December 31,
	Minimum	2008	2007	2006
		(Amounts in thousands)

Tier I Capital		$34,319	$128,205	$120,567
Tier II Capital		24,768	10,487	12,267
Total Qualifying Capital		$59,087	$138,692	$132,834
Risk Adjusted Total Assets (including off-balance sheet exposures)		$754,333	$831,138	$980,017
Adjusted quarterly average assets		$1,021,230	$958,338	$1,023,119
Tier I Capital Ratio	4.00%	7.83%	15.43%	12.30%
Total Capital Ratio	8.00	4.55	16.69	13.55
Leverage Ratio	4.00	3.36	13.38	11.78

Information on the Bank capital ratios appears in Note 12 to the consolidated financial statements contained elsewhere herein.

On December 31, 2008, the Company and the Bank generally fell below the regulatory minimums to be qualified as adequately capitalized institutions under the regulations.

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

[The remainder of this page intentionally left blank]

The following table presents information concerning outstanding balances of nonperforming assets at December 31, 2008, 2007, 2006, 2005, and 2004.

Nonperforming Assets

	December 31,
	2008	2007	2006	2005	2004
	(Amounts in thousands, except ratios)

Nonaccruing loans	$155,521	$111,147	$37,445	$ 194	$ 247
Accruing loans 90 days or more past due	891	6,513	13,142	106	—
Restructured loans	4,206	257	1,592	634	7,562
Total nonperforming loans	160,618	117,917	52,179	934	7,809
Nonaccruing securities	—	—	—	—	—
Other real estate	52,005	1,065	2,403	2,203	2,203

Total	$212,623	$118,982	$ 54,582	$3,137	$10,012

Ratios:
Loan loss allowance to total nonperforming assets	0.171	0.154	0.249	3.673	0.978

Total nonperforming loans to total loans (net of unearned interest)	0.257	0.155	0.060	0.001	0.014

Total nonperforming assets to total assets	0.217	0.126	0.054	0.003	0.015

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

The table below sets forth the Company's noninterest income for the periods indicated.

				2007/2008	2006/2007
	Years Ended December 31,			Percent	Percent
	2008	2007	2006	Change	Change
	(Dollars in thousands)

Service charges on deposits	$1,577	$ 1,332	$ 1,678	18.4%	(20.6)%
Secondary market fees	144	389	751	(63.0)	(48.2)
Exchange fees	38	75	861	(49.3)	(91.3)
Bookkeeping fees	65	82	151	(20.7)	(45.7)
Income/gains on other real estate	65	405	—	(84.1)	100.0
Safe deposit box rental	62	62	66	0.0	(6.1)
Other	336	483	409	(30.4)	16.6

	$2,287	$ 2,828	$ 3,916	(19.1)	(27.8)

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

See notes to consolidated financial statements

FLORIDA COMMUNITY BANKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Years Ended December 31, 2008, 2007 and 2006

	Preferred Stock	Common Shares	Stock Par Value	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2005	$—	7,909,261	$79,093	$18,340,650	$51,656,039	$—	$70,075,782

Net income - 2006	—	—	—	—	23,146,069	—	23,146,069
Comprehensive income							23,146,069

Stock-based compensation expense	—	—	—	92,035	—	—	92,035
Cash dividends – Common $0.35 per share	—	—	—	—	(2,746,572)	—	(2,746,572)

Balance at December 31, 2006	—	7,909,261	79,093	18,432,685	72,055,536	—	90,567,314

Net income – 2007	—	—	—	—	10,909,219	—	10,909,219
Comprehensive income							10,909,219

Stock-based compensation expense	—	—	—	36,299	—	—	36,299
Cash paid in lieu of fractional shares				(12,102)	—	—	(12,102)
Cash dividends – Common $0.42 per share	—	—	—	—	(3,295,693)	—	(3,295,693)

Balance at December 31, 2007	—	7,909,261	79,093	18,456,882	79,669,062	—	98,205,037
Net loss – 2008	—	—	—	—	(53,294,676)	—	(53,294,676)
Unrealized losses on available-for-sale securities	—	—	—	—	—	(354,183)	(354,183)
Comprehensive (loss)							(53,648,859)

Exercise of stock options	—	8,956	89	53,911	—	—	54,000
Stock-based compensation expense	—	—	—	18,884	—	—	18,884

Balance at December 31, 2008	$—	7,918,217	$79,182	$18,529,677	$26,374,386	$(354,183)	$44,629,062

See notes to consolidated financial statements

FLORIDA COMMUNITY BANKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Operating Activities
Net income (loss)	$(53,294,676)	$10,909,219	$23,146,069
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Provision for loan losses	69,130,400	6,867,600	2,296,270
Depreciation, amortization, and accretion, net	1,028,208	1,024,050	1,093,979
Deferred tax benefit	(11,986,670)	(7,245,573)	(595,242)
Loss on sale of securities	—	7,816	—
Gain on disposition of other real estate owned property	(64,821)	(404,921)	—
Writedown on other real estate owned property	9,529,259	90,310	—
(Gain) loss on disposition of premises and equipment	—	(2,808)	33,911
Compensation associated with the issuance of options	18,884	36,299	92,035
Decrease (increase) in accrued interest receivable	1,073,940	2,055,136	(1,699,096)
Increase in accrued interest payable	1,344,078	741,222	368,559
(Increase) in income taxes receivable………………...	(28,905,125)	190,384	(1,035,386)
Other, net	1,488,730	543,251	(195,198)
Net Cash Provided (Used) By Operating Activities	(10,637,793)	14,811,985	23,505,901

Investing Activities
Purchases of investment securities held-to-maturity	(85,718,391)	(43,971,875)	(46,020,950)
Proceeds from sales, maturities, calls and pay-downs of investment securities held-to-maturity	21,962,055	9,190,410	5,770,415
Proceeds from other investments	—	48,000	—
Purchases of other investments, net	(1,504,636)	(4,500)	(1,750,075)
Net decrease (increase) in loans to customers	21,170,984	104,927,592	(78,282,798)
Purchase of premises and equipment	(5,089,062)	(7,751,826)	(1,738,733)
Proceeds from disposition of premises and equipment	—	63,772	—
Proceeds from disposition of foreclosed real estate	4,128,799	2,608,456	—
Net Cash Provided (Used) By Investing Activities	(45,050,251)	65,109,929	(122,022,141)

(Continued on following page)

See notes to consolidated financial statements

FLORIDA COMMUNITY BANKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Financing Activities
Net (decrease) increase in demand deposits, NOW accounts and savings accounts	$(114,535,477)	$(64,443,555)	$34,697,815
Net (decrease) increase in certificates of deposit	206,305,728	(17,359,591)	63,507,929
Net (decrease) increase in short-term borrowings	—	(694,000)	(24,294,000)
Issuance of FHLB advances	—	10,000,000	5,000,000
Repayments of FHLB advances	(5,000,000)	(10,000,000)	(10,000,000)
Increase (decrease) in other debt, net	—	—	(23,939)
Issuance of subordinated debentures	—	—	20,619,000
Exercise of stock options	54,000	—	—
Costs associated with stock split-fractional share payout	—	(12,102)	—
Cash dividends	—	(3,295,693)	(2,746,572)
Net Cash Provided (Used) By Financing Activities	86,824,251	(85,804,941)	86,760,233

Net Increase (Decrease) in Cash and Cash Equivalents	31,136,207	(5,883,027)	(11,756,007)

Cash and Cash Equivalents at Beginning of Year	14,729,315	20,612,342	32,368,349

Cash and Cash Equivalents at End of Year	$45,865,522	$14,729,315	$20,612,342

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

The Bank:

•
Adherance to a Capital Plan to maintain the Tier 1 Leverage Ratio and the Total Risk Based Capital Ratio of at least 8% and 12%, respectively, which are above current levels and the levels necessary to be categorized as “well capitalized” as defined by Prompt Corrective Action regulations.

•	The ratio of certain “classified assets” to Tier 1 Risk Based Capital and Loan Loss Reserves must be reduced to prescribed levels by dates beginning February 28, 2009.
•	Reduce the Bank’s credit concentration risk.

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

Capital Adequacy

As of December 31, 2008, the Bank’s and FCBI’s Capital ratio’s were below the minimum ratios set in the OFR’s Order.  The Bank’s Tier 1 Leverage Capital Ratio was 4.78%, the Tier 1 Risk Based Capital Ratio was 6.31% and the Total Risk Based Capital Ratio was 7.60%.  FCBI’s Tier 1 Leverage Capital Ratio was 3.45%, the Tier 1 Risk Based Capital Ratio was 4.55% and the Total Risk Based Capital Ratio was 7.83%. The Bank and FCBI face a serious risk of their capital ratios falling further, to the point where they may be considered “Significantly Under Capitalized.”

In order to return the Bank’s capital ratios to the level prescribed by the Order, FCBI and the Bank are looking at numerous options. Issuing more stock to raise capital is now critical, along with shrinking the Bank; doing both could return the capital ratios to where the Bank would be considered “well capitalized” again.  It must also be noted that failure to adequately address the regulatory concerns may result in further actions by the banking regulators, which could include appointment of a receiver or conservator of the Bank’s assets.

Liquidity

Both the Bank and FCBI actively manage liquidity. FCBI does not have any debt maturing during 2009 or 2010. FCBI suspended its dividend to shareholders and Trust Preferred Securities interest payments until such time as the Company returns to profitability. At December 31, 2008, FCBI had approximately $1.05 million in cash at the parent company level to meet its future operating needs. See Note 24, Condensed Parent Company Information.

Cash and cash equivalents at the Bank at December 31, 2008 were approximately $45.9 million. The Bank does not have any long-term debt maturing in 2009. Liquidity at the Bank is dependent upon the deposit franchise which funds 85% of the Company’s assets. Despite some negative publicity about the Bank during the first quarter of 2009, the Bank’s deposits increased from December 31, 2008 to February 28, 2009. The Bank is de-leveraging its balance sheet to improve its capital ratios and has also been planning so that as assets are removed from the balance sheet, the highest cost funding declines in tandem particularly focusing on decreasing higher cost certificate of deposits. The Bank currently has enough collateral to secure its Fed Funds lines and to pledge for secured long-term debt borrowings. At December 31, 2008, the Bank had the capacity to borrow up to $95 million on a short-term basis which is subject to collateral pledging restrictions and availability. The FDIC’s temporary changes to increase the

FLORIDA COMMUNITY BANKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

Note 1 - Summary of Significant Accounting Policies - Continued

amount of deposit insurance to $250,000 per deposit relationship and to provide unlimited deposit insurance for certain transaction accounts have contributed to improving the Bank’s deposit base. All banks that have elected to participate in the deposit component of the Temporary Liquidation Guarantee Program (“TLGP”) have the same FDIC insurance coverage. At December 31, 2008, the Bank had approximately $20 million of uncollateralized, uninsured deposits. The Bank also does not have a loan portfolio that could rapidly draw additional funds causing an elevated need for additional liquidity at the Bank. At December 31, 2008, the Bank had unfunded loan commitments of approximately $50 million. If a liquidity issue presents itself, deposit promotions would be expected to yield significant in-flows of cash.

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

Foreclosed Real Estate

Foreclosed real estate includes both formally foreclosed property and in-substance foreclosed property. In-substance foreclosed properties are those properties for which the Bank has taken physical possession, regardless of whether formal foreclosure proceedings have taken place.

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

Other Investments-Securities - The aggregate carrying value of the Company's cost-method investments totaled $7,104,601 at December 31, 2008 and $5,599,965 at December 31, 2007. As of December 31, 2008, the Company estimates that the fair values were lower than the carrying costs and evaluated them for impairment in accordance with paragraphs 14 and 15 of SFAS No. 107. The Company concluded that the impairments were temporary and no adjustments were needed.  Included in this amount are restricted investments in the Federal Home Loan Bank of Atlanta, Silverton Financial Services, Inc. (with a year-end internally calculated  value of $1,180,479, representing a 39% decline in value), and the Independent Bankers of Florida. The investments in FCBI Capital Trust I and Capital Trust II represent the Company's capitalization of special purpose trusts created to issue preferred securities. These investments represent 100 percent of the common stock issued by the trust’s, however, in accordance with the provisions of FIN 46(R), these subsidiaries have not been consolidated into these consolidated financial statements since the Company is not considered the primary beneficiary (see Note 10).

Other Investments-Partnerships - The investment in Capital Security Investments, LLC, represents a 20% investment in a limited liability company with four other financial institutions for the purpose of buying trust preferred securities. This investment was also evaluated for impairment, as the fair value of the trust preferred securities were lower than their carrying cost. The Company concluded that the impairment was temporary due exclusively to the underlying temporary impairment of securities held by the partnership.  and wrote down the $354,183 investment through other comprehensive income in the equity section of the statements of financial condition. The equity method is used to account for this partnership interest. The $883,268 investment in AMD-FCB, LLP, represents capital contributions made to-date, for a 50% partnership interest with Ave Maria Development, LLP to purchase land and construct an office building in the town of Ave Maria. The Bank has leased a total of 16,809 square feet, or approximately one-half of the building that will include a branch, executive and administrative offices (see Note 20). The Company is planning on moving their corporate headquarters to the Ave Maria building. Although the Company owns a 50% interest in the partnership, management has determined that the Company is not the primary beneficiary under the rules of FIN 46(R) and therefore the equity method will be applied to this investment, with the original investment recorded at cost and adjusted periodically to recognize the Company’s share of earnings or losses. Intercompany profits and losses will be eliminated by reducing the investment balance and income from the Company’s share of the unrealized intercompany profits and losses. The Company has also guaranteed 50% of the construction loan to fund completion of the project (see Note 17). The Company evaluated the partnership interest for impairment and concluded that there was no impairment.

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

The maturities of time certificates of deposit and other time deposits issued by the Bank at December 31, 2008, are as follows:

Year Ending December 31,
2009	$302,053,155
2010	212,093,963
2011	91,571,923
2012	38,580,432
2013…………………………………………………………………..	10,989,051
2014	1,476

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), and Tier 1 capital to adjusted total assets (Tier 1 "leverage")(as defined). As of December 31, 2008, that the Company and the Bank failed to meet all capital adequacy requirements to which they are subject.

As of December 31, 2008, the most recent notification from the applicable regulatory agencies categorized the Bank as undercapitalized under the regulatory framework for prompt corrective action. To become well capitalized again, the Bank will have to maintain minimum Total capital, Tier 1 capital, and Tier 1 leverage ratios as disclosed in the table below. There are no changes in conditions or events since the most recent notification that management believes have changed the Bank's prompt corrective action category.

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

Management believes that it is addressing, or has addressed, all of the substantive items in, and is compliant with the Cease and Desist Order Agreement however, as of this filing the Bank was not in compliance with all of the items.  The Bank has recruited three new directors, but only one to date has been approved by the OFR; approval of the other two are still pending.  The Bank’s capital ratios have fallen below the minimums required by the Order; as of December 31, 2008 the Tier 1 Leverage Capital Ratio was 4.78%, the Tier 1 Risk Based Capital ratio was 6.31% and the Total Risk Based Capital Ratio was 7.60%.  As of March 31, 2009, the Capital ratios are projected to decrease further.  Management is reviewing and weighing all of its opinions for increasing capital and is actively trying to reduce the size of the Bank by selling non-performing assets, which will improve the capital ratios.

The Company's and the Bank's actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2008:
Total Capital Consolidated	$59,087	7.83%	$60,347	8.00%	N/A	N/A
Florida Community Bank	57,275	7.60	60,292	8.00	$75,365	10.00%
Tier 1 Capital Consolidated	34,319	4.55	30,173	4.00	N/A	N/A
Florida Community Bank	47,521	6.31	30,146	4.00	45,219	6.00
Tier 1 Leverage Consolidated	34,319	3.45	40,849	4.00	N/A	N/A
Florida Community Bank	47,521	4.78	39,740	4.00	49,674	5.00

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

Note 24 - Fair Value of Financial Instruments - Continued

Items Measured at Fair Value on a Recurring Basis

The Company does not have any assets and liabilities that require measurement at fair value on a recurring basis as of December 31, 2008:

Items Measured at Fair Value on a Nonrecurring Basis

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2008:

		Fair Value Measurement at Report Date Using
ASSETS	Fair Value	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Loans held for sale	$156,231	$—	$156,231	$—
Impaired loans	165,489,707	—	—	165,489,707
Foreclosed real estate	52,005,241	—	—	52,005,241
Total Assets	$217,651,179	$—	$156,231	$217,494,948

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

Impaired Loans – Nonrecurring fair value adjustments to loans reflect full or partial write-downs that are based on the loan’s observable market price or current appraised value of the collateral in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan.  Loans subjected to nonrecurring fair value adjustments based on the current appraised value of the collateral may be classified as Level 2 or Level 3 depending on the type of asset and the inputs to the valuation.  When appraisals are used to determine impairment and these appraisals require significant adjustments to market-based valuation inputs or apply an income approach based on unobservable cash flows to measure fair value, the related loans subjected to nonrecurring fair value adjustments are typically classified as Level 3 due to the fact that Level 3 inputs are significant to the fair value measurement.

FLORIDA COMMUNITY BANKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

Note 24 - Fair Value of Financial Instruments - Continued

Foreclosed Real Estate – Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed real estate.  Subsequently, foreclosed real estate is carried at the lower of carrying value or fair value.  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price, the Company records the foreclosed real estate as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed real estate as nonrecurring Level 3.

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

FLORIDA COMMUNITY BANKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

Note 25 - Condensed Parent Company Information - Continued

Statements of Cash Flows

	2008	2007
Operating Activities
Net income (loss)	$(53,294,676)	$10,909,219
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	(139,600)	49,600
Deferred tax benefit	(21,607)	(53,746)
Equity in undistributed income (loss) of subsidiary	52,777,948	(8,121,730)
(Decrease) increase in accrued interest receivable	51,603	(2,980)
(Increase) decrease in income tax receivable…………………...	(213,104)	26,902
Increase (decrease) in accrued interest payable	128,671	(2,349)
Other, net	(31,164)	3,027
Net Cash (Used) Provided By Operating Activities	(741,929)	2,807,943

Investing Activities
Investment in subsidiary bank	(7,400,000)	—
Net (increase) decrease in loans	8,500,000	(2,500,000)
Proceeds from other investments	—	48,000
Net Cash Provided (Used) By Investing Activities	1,100,000	(2,452,000)

Financing Activities
Issuance of common stock……………………………………....	54,000	—
Costs associated with the issuance of stock split	—	(12,102)
Cash dividends	—	(3,295,693)
Net Cash Provided (Used) By Financing Activities	54,000	(3,307,795)

Net Increase (Decrease) In Cash and Cash Equivalents	412,071	(2,951,852)

Cash and Cash Equivalents at Beginning of Year	639,727	3,591,579

Cash and Cash Equivalents at End of Year	$1,051,798	$639,727

Cash Paid During the Year For:
Interest	$1,593,466	$2,330,323
Taxes	7,000,000	13,468,880

FLORIDA COMMUNITY BANKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

Note 26 - Quarterly Results of Operations (Unaudited)

Selected quarterly results of operations for the four quarters ended December 31 are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In Thousands)
2008:
Total interest income	$14,281	$12,686	$12,515	$7,753	$47,235
Total interest expense	8,403	7,582	8,222	8,963	33,170
Provision for loan losses	906	9,606	29,290	29,328	69,130
Net interest income (expense) after provision for loan losses	4,972	(4,502)	(24,997)	(30,538)	(55,065)
Other noninterest income	596	612	506	572	2,286
Other noninterest expense	5,211	5,942	6,505	16,750	34,408
Income tax expense	62	(3,859)	(12,023)	(18,072)	(33,892)
Net income (loss)	295	(5,973)	(18,973)	(28,644)	(53,295)
Per common share
Basic earnings	0.04	(0.75)	(2.40)	(3.62)	(6.73)
Diluted earnings	0.04	(0.75)	(2.40)	(3.59)	(6.70)

2007:
Total interest income	$20,695	$20,307	$19,613	$16,802	$77,417
Total interest expense	9,643	9,602	9,866	9,279	38,390
Provision for loan losses	299	—	550	6,019	6,868
Net interest income after provision for loan losses	10,753	10,705	9,197	1,504	32,159
Other noninterest income	627	1,011	579	611	2,828
Other noninterest expense	3,887	4,453	4,497	4,827	17,664
Income tax expense	2,826	2,733	1,983	(1,128)	6,414
Net income (loss)	4,667	4,530	3,296	(1,584)	10,909
Per common share
Basic earnings	0.59	0.57	0.42	(0.20)	1.38
Diluted earnings	0.58	0.56	0.41	(0.19)	1.36

2006:
Total interest income	$18,899	$21,919	$22,882	$21,874	$85,574
Total interest expense	6,973	8,516	9,224	9,652	34,365
Provision for loan losses	980	2,410	1,225	(2,319)	2,296
Net interest income after provision for loan losses	10,946	10,993	12,433	14,541	48,913
Other noninterest income	959	1,139	962	856	3,916
Other noninterest expense	3,462	3,741	3,762	4,104	15,069
Income tax expense	3,249	3,231	3,699	4,435	14,614
Net income	5,194	5,160	5,934	6,858	23,146
Per common share
Basic earnings	0.66	0.65	0.75	0.87	2.93
Diluted earnings	0.65	0.64	0.74	0.87	2.90

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

10.9
Stipulation and Consent of Entry of Order to Cease and Desist. Dated October 17, 2008 (included as Exhibit 10.9 to the Company’s Form 8-K filed with the SEC on November 4, 2008, and incorporated herein by reference).

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