Form 10-Q
period 2009-03-31
FLORIDA COMMUNITY BANKS INC
filed 2009-05-15
CIK 1170902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company.)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b of the Exchange Act).

Yes ☐	No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par	Outstanding at May 14, 2009: 7,918,217

Form 10-Q
FLORIDA COMMUNITY BANKS, INC.
March 31, 2009

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

FLORIDA COMMUNITY BANKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
March 31, 2009 (Unaudited) and December 31, 2008

	March 31, 2009 (Unaudited)	December 31, 2008
Assets
Cash and due from banks	$9,665,484	$11,169,731 0,526,924
Interest-bearing demand deposits with banks	12,772,712	6,245,791
Federal funds sold	50,806,000	28,450,000
Cash and Cash Equivalents	73,244,196	45,865,522

Securities held-to-maturity, fair value of $190,474,151 in 2009 and $203,310,589 in 2008	184,511,349	199,625,229
Other investments	7,195,901	7,987,869
Loans held-for-sale	77,362	156,231

Loans, net of unearned income	588,846,577	624,478,243
Allowance for loan losses	(35,059,644)	(36,389,744)
Net Loans	553,786,933	588,088,499

Premises and equipment, net	24,783,970	24,867,557
Accrued interest	3,265,079	3,511,261
Foreclosed real estate	76,025,177	52,055,241
Deferred taxes, net	25,657,711	25,657,711
Income taxes receivable	22,870,415	29,123,997
Other assets	4,314,085	2,479,226
Total Assets	$975,732,178	$979,368,343

Liabilities and Shareholders’ Equity

Liabilities

Deposits
Noninterest-bearing	$58,891,563	$60,474,172
Interest-bearing	787,795,622	784,954,433
Total Deposits	846,687,185	845,428,605

Accrued interest	6,392,594	4,853,139
Deferred compensation	155,042	166,491
FHLB advances	50,000,000	50,000,000
Subordinated debentures	30,929,000	30,929,000
Other liabilities	4,191,755	3,362,046
Total Liabilities	938,355,576	934,739,281

Shareholders’ Equity

Preferred stock - par value $0.01 per share, 5,000,000 shares authorized, none issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock - par value $0.01 per share, 10,000,000 shares authorized, 7,918,217 shares issued and outstanding at March 31, 2009 and at December 31, 2008	79,182	79,182
Paid-in capital	18,543,219	18,529,677
Retained earnings	19,108,384	26,374,386
Accumulated other comprehensive income (loss)	(354,183)	(354,183)
Total Shareholders’ Equity	37,376,602	44,629,062

Total Liabilities and Shareholders’ Equity	$975,732,178	$979,368,343

See notes to consolidated financial statements

FLORIDA COMMUNITY BANKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three months Ended March 31, 2009 and 2008
(Unaudited)

	Three Months
	Ended March 31,
	2009	2008

Interest Income
Interest and fees on loans	$7,312,060	$12,480,084
Interest and dividends on taxable securities	2,234,402	1,570,703
Interest on tax-exempt securities	208,837	208,721
Interest on federal funds sold and other interest income	24,129	21,186
Total Interest Income	9,779,428	14,280,694

Interest Expense
Interest on deposits	7,337,710	7,223,324
Interest on borrowed funds	712,914	1,179,093
Total Interest Expense	8,050,624	8,402,417

Net Interest Income	1,728,804	5,878,277

Provision for loan losses	2,460,000	906,000

Net Interest Income (Loss) After Provision for Loan Losses	(731,196)	4,972,277

Noninterest Income
Customer service fees	379,459	346,988
Secondary market loan fees	18,270	47,379
Other operating income	103,304	202,234
Total Noninterest Income	501,033	596,601

Noninterest Expenses
Salaries and employee benefits	2,535,713	2,756,645
Occupancy and equipment expense	949,432	673,433
Other operating expenses	3,550,694	1,781,362
Total Noninterest Expenses	7,035,839	5,211,440

Income before income taxes	(7,266,002)	357,438
Income tax expense	—	61,779

Net Income (Loss)	$(7,266,002)	$295,659

Basic earnings (loss) per common share	$(0.92)	$0.04
Diluted earnings (loss) per common share	(0.92)	0.04

Cash dividends declared per common share	0.00	0.00

Weighted average common shares outstanding - basic	7,918,217	7,917,922
Weighted average common shares outstanding - diluted	7,918,217	8,043,606

FLORIDA COMMUNITY BANKS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three months Ended March 31, 2009
(Unaudited)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total

Balance at December 31, 2008	$—	$79,182	$18,529,677	$26,374,386	$(354,183)	$44,629,062

Net loss - three months ended March 31, 2009	—	—	—	(7,266,002)		(7,266,002)

Sale of common stock	—				—

Stock-based compensation expense	—	—	13,542		—	13,542

Balance at March 31, 2009	$—	$79,182	$18,543,219	$19,108,384	$(354,183)	$37,376,602

FLORIDA COMMUNITY BANKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months Ended March 31, 2009 and 2008
(Unaudited)

	Three Months
	Ended March 31,
	2009	2008

Operating Activities
Net Income (Loss)	$(7,266,002)	$295,659
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Provision for loan losses	2,460,000	906,000
Compensation associated with the issuance of options, net of tax	13,542	4,818
Depreciation, amortization, and accretion, net	224,666	268,324
Losses on the disposition of other real estate owned	32,554	—
Deferred tax (benefit) expense	—	(2,793,018)
Writedown of other real estate owned	92,307	349,645
Decrease in accrued interest receivable	246,182	493,370
(Decrease) increase in accrued interest payable	1,539,455	(817,065)
Decrease in income tax receivable	6,253,582	—
Other, net	(1,032,793)	3,059,479
Net Cash Provided By Operating Activities	2,563,493	1,767,212

Investing Activities
Purchase of investment securities held-to-maturity		(5,000,000)
Proceeds from pay-downs of investment securities held-to-maturity	15,156,665	4,804,860
Purchase of other investment securities	(91,300)	(1,860,936)
Proceeds from sale of other investment securities	—	131,300
Net decrease in loans to customers	8,249,008	4,944,360
Purchase of premises and equipment	(184,337)	(2,061,247)
Proceeds from disposition of foreclosed real estate	426,566	—
Net Cash Provided By Investing Activities	23,556,602	958,337

Financing Activities
Net decrease in demand deposits, NOW accounts and savings accounts	4,728,201	(6,549,137)
Net increase (decrease) in certificates of deposits	(3,469,622)	6,613,648
Net issuance (repayments) of short-term borrowings	—	393,000
Exercise of stock options	—	54,000
Net Cash Provided By Financing Activities	1,258,579	511,511

Net Increase in Cash and Cash Equivalents	27,378,674	3,237,060

Cash and Cash Equivalents at Beginning of Period	45,865,522	14,729,315

Cash and Cash Equivalents at End of Period	$73,244,196	$17,966,375

FLORIDA COMMUNITY BANKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) March 31, 2009

Note A - Basis of Presentation

Florida Community Banks, Inc. ("FCBI" or the "Company") is a bank holding company, which owns all of the common stock of Florida Community Bank ("Bank" or "FCB") and special purpose business trusts organized to issue Trust Preferred Securities. The special purpose business trusts are not consolidated in the financial statements that are included elsewhere herein. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The consolidated statement of financial condition at December 31, 2008, has been derived from the audited financial statements at that date, but does not include all of the information and related disclosures required by accounting principles generally accepted in the United States for complete financial statements.

The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited financial statements and disclosures included in Florida Community Banks, Inc.'s Annual Report on Form 10-K/A for the year ended December 31, 2008.

Some items in the March 31, 2008, financial information have been reclassified to conform to the March 31, 2009, presentation.

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

FCBI has investments in certain entities for which the Company does not have controlling interest.  For these investments, the Company records its interest using the equity method with its portion of income or loss being recorded in other noninterest income in the Consolidated Statements of Operations.  The Company periodically evaluates these investments for impairment.

Regulatory Oversight, Capital Adequacy, Liquidity and Management’s Plans

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Due to the Company’s 2008 financial results and the results of the first quarter 2009, the substantial uncertainty throughout the U.S. banking industry and other matters discussed below, the Company has assessed its ability to continue as a going concern.

Note A - Basis of Presentation – Continued

Regulatory Oversight

As described in Part II, Other Information, the Bank and FCBI are currently operating under heightened regulatory scrutiny; the Bank has entered into a Cease and Desist Order Agreement (“Order”) with the OFR and FCBI has entered into a Written Agreement (“Agreement”) with the Federal Reserve Bank of Atlanta. Both the Order and the Agreement place certain requirements and restrictions on the Bank and FCBI including but not limited to:

The Bank:

•
Adherance to a Capital Plan to maintain the Tier 1 Leverage Ratio and the Total Risk Based Capital Ratio of at least 8% and 12%, respectively, which are above current levels and the levels necessary to be categorized as “well capitalized” as defined by Prompt Corrective Action regulations.

•	The ratio of certain “classified assets” to Tier 1 Risk Based Capital and Loan Loss Reserves must be reduced to prescribed levels by dates beginning February 28, 2009.
•	Reduction of the Bank’s credit concentration risk.

FCBI:

•	FCBI’s resources will be used to support the Bank.
•	No dividends may be paid on common stock without prior regulatory approval.
•	Additional debt may not be incurred without prior regulatory approval.

Capital Adequacy

As of March 31, 2009, the Bank’s and FCBI’s capital ratio’s were below the minimum ratios set in the OFR’s Order.  The Bank’s Tier 1 Leverage Capital Ratio was 4.27%, the Tier 1 Risk Based Capital Ratio was 5.49% and the Total Risk Based Capital Ratio was 6.78%.  FCBI’s Tier 1 Leverage Capital Ratio was 2.57%, the Tier 1 Risk Based Capital Ratio was 3.35% and the Total Risk Based Capital Ratio was 6.70%. The Bank and FCBI face a serious risk of their capital ratios falling further, to the point where they may be considered “Significantly Under Capitalized.”

In order to return the Bank’s capital ratios to the level prescribed by the Order, FCBI the Bank are looking at numerous options. Issuing more stock to raise capital is now critical, along with shrinking the Bank; doing both could return the capital ratios to where the Bank would be considered “well capitalized” again.  It must also be noted that failure to adequately address the regulatory concerns may result in further actions by the banking regulators, which could include appointment of a receiver or conservator of the Bank’s assets.

Liquidity

Both the Bank and FCBI actively manage liquidity. FCBI does not have any debt maturing during 2009 or 2010. FCBI suspended its dividend to shareholders and Trust Preferred Securities interest payments until such time as the Company returns to profitability. At March 31, 2009, FCBI had approximately $1.06 million in cash at the parent level to meet its future operating needs.

Note A - Basis of Presentation – Continued

Cash and cash equivalents at the Bank at March 31, 2009 were approximately $73.2 million. The Bank does not have any long-term debt maturing in 2009. Liquidity at the Bank is dependent upon the deposit franchise which funds 87% of the Company’s assets. Despite some negative publicity about the Bank during the first quarter of 2009, the Bank’s deposits increased from December 31, 2008 to March 31, 2009. The Bank is de-leveraging its balance sheet to improve its capital ratios and has also been planning so that as assets are removed from the balance sheet, the highest cost funding declines in tandem particularly focusing on decreasing higher cost certificate of deposits. The Bank currently has enough collateral to secure its Fed Funds lines and to pledge for secured long-term debt borrowings. At March 31, 2009, the Bank had the capacity to borrow up to $57 million on a short-term basis which is subject to collateral pledging restrictions and availability. The FDIC’s temporary changes to increase the amount of deposit insurance to $250,000 per deposit relationship and to provide unlimited deposit insurance for certain transaction accounts have contributed to improving the Bank’s deposit base. All banks that have elected to participate in the deposit component of the Temporary Liquidation Guarantee Program (“TLGP”) have the same FDIC insurance coverage. At March 31, 2009, the Bank had approximately $23 million of uncollateralized, uninsured deposits. The Bank also does not have a loan portfolio that could rapidly draw additional funds causing an elevated need for additional liquidity at the Bank. At March 31, 2009, the Bank had unfunded loan commitments of approximately $46 million. If a liquidity issue presents itself, deposit promotions would be expected to yield significant in-flows of cash.

Based on current and expected liquidity needs and sources, management expects the Bank and FCBI to be able to meet obligations at least through March 31, 2010.

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

FLORIDA COMMUNITY BANKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2009

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

Note C - Income Taxes

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board's ("FASB") Financial Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes; an Interpretation of FASB Statement No. 109." FIN 48 requires the Company to record a liability, referred to as an unrecognized tax benefit ("UTB"), for the entire benefit when it believes a position taken in a past or future tax return has a less than 50% chance of being accepted by the taxing or adjudicating authority.  If the Company determines the likelihood of a position being accepted is greater than 50%, but less than 100%, the Company should record a UTB for the amount that it believes will not be accepted by the taxing authority. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Management has determined that there are no significant uncertain tax positions requiring recognition in the financial statements at the adoption date of January 1, 2007, nor did any arise for the period ending March 31, 2009.

The Company may from time to time be assessed interest or penalties by taxing authorities. Historically such assessments have been minimal and immaterial to the financial statements taken as a whole. It is the policy of the Company that these type of assessments be classified as income tax expense in the financial statements.

The effective tax rate was approximately 17.3% for the three months ended March 31, 2008. For 2009, the Company has capped its deferred tax asset and elected not to accrue any tax benefits until it has  income again..  In 2008, this rate is less than the federal statutory tax rate for corporations because of the percentage of tax exempt income to income before taxes was very high.

FLORIDA COMMUNITY BANKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2009

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

The carrying amounts of securities as shown in the consolidated statements of financial condition and their approximate fair values at March 31, 2009 and December 31, 2008 were as follows:

	Gross Amortized Cost	Gross Unrealized Gains	Estimated Unrealized Losses	Fair Value
Securities Held-to-Maturity

March 31, 2009:
FHLB and FHLMC agency notes	$14,484,435	$587,950	$—	$15,072,385
Municipal securities	20,800,591	137,544	308,777	20,629,358
Mortgage-backed securities	149,226,323	5,551,792	5,707	154,772,408

	$184,511,349	$6,277,286	$314,484	$190,474,151

December 31, 2008:
FHLB and FHLMC agency notes	$19,486,401	$546,204	$—	$20,032,605
Municipal securities	20,797,848	10,965	725,515	20,083,298
Mortgage-backed securities	159,340,980	4,025,482	171,776	163,194,686

	$199,625,229	$4,582,651	$897,291	$203,310,589

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2009:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Municipal securities	$7,669,555	$100,783	$2,352,823	$207,994	$10,022,378	$308,777
Mortgage-backed securities	694,625	5,707	—	—	694,625	5,707

	$6,364,180	$106,490	$2,352,823	$ 207,994	$10,717,003	$314,484

FLORIDA COMMUNITY BANKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2009

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

The Company believes all individual securities at March 31, 2009, that were in an unrealized loss position or impaired for the timeframes indicated above are deemed not to be other-than-temporary impairments. Substantially all of these positions are backed by 1-4 family mortgages and the unrealized loss of these securities is based solely on interest rate changes and not due to credit ratings.

Management is considering selling the entire securities portfolio to realize the net unrealized gain as a means of increasing earnings and capital. Management would then repurchase only enough securities adequately pledge against its borrowing lines. This strategic move would reduce future earnings as the new securities will likely yield less than the old ones, but would increase capital and reduce total assets, which will increase the Bank’s capital ratios.

Note E - Subordinated Debentures

On May 12, 2006, FCBI Capital Trust II (“Trust II”), a Delaware statutory trust, received $20,000,000 in proceeds.  The proceeds of the Trust II transaction and the $10,000,000 in proceeds from the prior statutory trust established June 21, 2002, FCBI Capital Trust I ("Trust I") transaction were then used by the trusts to purchase an equal amount of floating-rate subordinated debentures (the "subordinated debentures") of the Company. The Company has fully and unconditionally guaranteed all obligations of the trusts on a subordinated basis with respect to the preferred securities. Subject to certain limitations, the preferred securities qualify as Tier 1 capital and are presented in the consolidated statements of financial condition as subordinated debentures. The sole assets of the trusts are the subordinated debentures issued by the Company. Both the preferred securities of the trusts and the subordinated debentures of the Company each have approximately 30-year lives. However, both the Company and the trusts have call options of five years, subject to regulatory capital requirements. The Company has elected to defer the interest payments on both trust preferred securities until such time the Bank returns to profitability. The Company can defer the payments for up to five years.

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

The following represents the Company's approximate total amounts of commitments to extend credit and standby letters of credit as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Loan commitments	$45,041,000	$48,190,000
Standby letters of credit	1,404,000	1,471,000

Total unfunded commitments	$46,445,000	$49,661,000

FLORIDA COMMUNITY BANKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2009

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

The Company invested in AMD-FCB, LLP (the "Partnership"), formed to build and lease an office building in which the Bank will lease space upon completion. In early 2007, the Partnership entered into a construction agreement with a third party bank. The Company and the other 50% partner have each guaranteed 50% of a construction loan currently totaling approximately $5,205,000. In addition, the Bank has entered into a 15 year lease agreement with the Partnership to lease 16,809 square feet of the building, approximately one-half. The annual lease payments are projected to be approximately $536,000, with annual increases based on the Consumer Price Index ("CPI").

The Company also entered into lease agreements with North Port Gateway, LLC to lease office space for a branch in North Port, Florida  and with Center of Bonita Springs, Inc. to lease office space for a branch in Bonita Springs, Florida. Annual lease payments are projected to be approximately $195,000 and $146,000, respectively, with annual increases based on the CPI.

The opening of all three offices has been put on hold by the Bank’s regulators. The Bank has significant issues (see Legal proceedings below for more details) related to its non-performing assets, that it has to deal with before the branches can be opened.

Note I - Recent Accounting Pronouncements

During the three months ended March 31, 2009, the following accounting pronouncements were issued or became effective:

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

Note I - Recent Accounting Pronouncements - Continued

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

In April 2009, the FASB issued three FASB Staff Positions (“FSP”):

•
FAS No. 115-2 and FAS No. 124-2,”Recognition and Presentation of Other-Than-Temporary Impairments” – This FSP amends the other-than-temporary impairment guidance under U.S. GAAP for debt securities to make the guidance more operational and improve the presentation and disclosure in the financial statements. The FSP specifies that if a company does not have the intent to sell a debt security prior to recovery and it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporary impaired unless there is a credit loss. The credit loss component of another-than-temporary impaired debt security must be determined based on the company’s best estimate of cash flows expected to be collected.

•
FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity the Assets or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” – This FSP provides additional guidance for estimating fair value in accordance with FAS No. 157, “Faire Value Measurements”, when the volume and level of activity for the asset and liability have significantly decreased and for identifying circumstances that indicate a transaction is not orderly. FAS 157 does not prescribe a methodology for making significant adjustments to transactions or quoted prices when estimating fair value in these situations but this FSP states that a change in valuation technique or the use of multiple valuation techniques may be appropriate.

•
FAS No. 107-7 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” – This FSP requires companies to provide the same fair value of financial instruments disclosures presently required on an annual basis on a quarterly interim basis.

These three FSP’s will be effective for the interim and annual periods ending after June 15, 2009 and are not expected to have a significant impact on the Company’s financial statements.

In April of 2009, the FASB issued Staff Position No. FAS 107-1, “Interim Disclosures About Fair Value of Financial Instruments”. This position extends the disclosure requirements of FAS No. 107, “Disclosures About Fair Value of Financial Instruments,” to interim financial statements of publicly traded companies. Staff Position No. FAS 107-1 is effective for interim periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company is evaluating the enhanced disclosure requirements around fair value of financial instruments and does not anticipate a material impact on the Consolidated Financial Statements. The Company will adopt Staff Position no. FAS 107-1 for the period ending June 30, 2009.

Note I - Recent Accounting Pronouncements - Continued

In April 2099, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 111, which amends Topic 5.M. in the Staff Accounting Bulletin Series entitled Other Than Temporary Impairment of Certain Investments in Debt Debt and Equity Securities (‘Topic 5.M.”). SAB No. 111 maintains the SEC staff’s previous views related to equity securities. It also amends Topic 5.M. to exclude debt securities from its scope. SAB 111 interpretive responded that the phrase “other than temporary” for equity securities classified as available-for-sale in FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, should not be interpreted to mean “permanent.” SAB 111 was effective for the Company as of March 31, 2009. There was no material impact to the Company’s consolidated financial position or results of operations upon adoption.

Note J - Subsequent Events

As of the issue date of this report, the Bank is currently in the midst of an examination by the Federal Deposit Insurance Corporation (“FDIC”).  Since the examination is still ongoing, the results of the exam have either not been determined or not been communicated to the Bank management.

On May 1, 2009, Silverton Bank, NA, subsidiary of Silverton Financial Services, Inc. (“Silverton”), was placed into receivership with the FDIC by the Office of the Comptroller of Currency, resulting in probable substantial impairment in the value of Silverton’s stock. The Company owns Silverton stock with a carrying value of $1,932,043. The impairment is anticipated to be up to one hundred percent, however, the actual amount has not yet been determined.

FLORIDA COMMUNITY BANKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2009

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

Valuation Techniques

As of March 31, 2009, the Company’s only assets or liabilities recorded at fair value subject to the disclosure requirements of SFAS No. 157, as amended, were collateral dependent impaired loans and foreclosed real estate.

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

FLORIDA COMMUNITY BANKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2009

 Note K - Fair Value Measurements - Continued

The Company records certain assets such as impaired loans and foreclosed real estate at fair value on a nonrecurring basis.  Nonrecurring fair value measurements typically involve assets that are evaluated for impairment and for which any impairment is recorded in the period in which the remeasurement is performed.  At March 31, 2009, the fair values reported for the Company’s assets and liabilities measured at fair value are based on Level 3 inputs.  A distribution of asset and liability fair values according to the fair value hierarchy is provided in the table below:

		Fair Value Measurements at Reporting Date Using
		(Dollars in thousands)
Asset or Liability Measured at Fair Value	March 31, 2009	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Measured on a Nonrecurring Basis
Assets
Held to maturity securities	190,474,151		190,474,151
Collateral dependent impaired loans	$158,704,205	$––	$158,704,205	$
Foreclosed real estate	76,025,177	––	76,025,177
Total assets at fair value	$425,203,533	$––	$425,203,533	$

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

FLORIDA COMMUNITY BANKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) March 31, 2009

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to assist an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the condensed consolidated financial statements and related notes appearing in Item 1 herein, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2008.

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

FLORIDA COMMUNITY BANKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2009

FINANCIAL CONDITION

March 31, 2009 compared to December 31, 2008

The Bank continued its operations concentrating in the origination of loans in southwestern and other areas of Florida. As discussed more fully below, loans decreased 5.71% during the first three months of 2009, while equity capital decreased by 16.25%. Management’s top priority is reducing the high level of non-performing loans and assets.

Loans

Loans comprised the largest single category of the Company's earning assets on March 31, 2009. Loans, net of unearned income, represented 60.35% of total assets at March 31, 2008 compared to 63.76% of total assets at December 31, 2008. During the first three months of 2009, loans decreased approximately $35.6 million, compared to the approximately $40.7 million decrease during the same time period last year. Management believes that loans will continue to decline as they work through the non-performing loans and that it could be another year or longer before the real estate economy in southwest Florida improves.

Investment Securities and Other Earning Assets

The investment securities portfolio is used to provide a source of liquidity, to serve as collateral for borrowings and to secure certain government deposits. Federal funds sold increased by $22.4 million during the first three months of 2009 and totaled $50.8 million at March 31, 2009 (they are the most liquid earning asset and are used to manage the daily cash position of the Company). Investment securities and other investment securities decreased by $15.9 million due  to normal and expected pre-payments, compared to December 31, 2008, and totaled $191.7 million at March 31, 2009.

Asset Quality

From December 31, 2008 to March 31, 2009, the Bank's asset quality continued to deteriorate as measured by three key ratios. The ratio of loan loss allowance to total nonperforming assets (defined as non-accrual loans, loans past due 90 days or greater, restructured loans, non-accruing securities, and other real estate) deteriorated, decreasing from 17.11% to 14.81%.  The percentage of nonperforming assets to total assets went up, increasing from 21.71% to 24.26%, and the percentage of nonperforming loans to total loans increased from 25.72% to 27.30%. During the past three months, nonperforming loans increased by $27.5 million; however, $23.6 million moved to other real estate owned property and $3.7 million was charged-off for a net increase of $119 thousand, for a total of approximately $160.7 million. Other real estate owned property increased by $24.0 million to approximately $76.03 million. Management attributes the increase in nonperforming loans to the depressed real estate economy and to the back up in the court system’s which has significantly slowed down the foreclosure process. A “special assets” management team has been put together to handle these loans. Each non-performing loan is evaluated for impairment and written down to its net realizable value or a specific reserve is established in the allowance for loan losses if necessary. Management believes that all current losses in these loans have been recognized.

During the first three months of 2009, net charge-offs totaled $3.8 million.

Deposits

Total deposits of $846.7 million at March 31, 2009, represented an increase of $1.3 million (0.15%) from total deposits of $845.4 million at year-end 2008.  Overall, deposits were mainly flat, with a decrease in certificate of deposits of approximately $3.5 million, offset by an increase in money market accounts of $3.5 million. Non-interest checking decreased Approximately, $1.6 million , but NOW and savings accounts increased $1.3 million and $1.4 million respectively.  With loan demand down and loans paying-off, management is not trying to aggressively grow deposits at this time.  At March 31, 2009, brokered certificates of deposit totaled approximately $316.6 million, down from from $323.3 million a year ago.

Shareholders' Equity

Shareholders' equity decreased $7.3 million from December 31, 2008 to March 31, 2009, due to the first quarter’s net loss of $7.3 million. On March 31, 2009, the Company and the Bank’s capital ratios fell below the regulatory minimums for being Adequately Capitalized and management is looking at all of its options to increase capital.

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

The asset portion of the balance sheet provides liquidity primarily through maturities and the repayment of loan and investment principal. Loans that mature in one year or less equaled approximately $223.08 million at March 31, 2009, and with the restructuring of the securities portfolio we could realize as much as $40 million in increased liquidity in the second quarter of 2009.

The liability portion of the balance sheet provides liquidity through deposits to various customers' interest-bearing and non-interest-bearing deposit accounts. At March 31, 2009, the Bank had funds available through the purchase of Federal Funds from correspondent commercial banks up to an aggregate of $40 million, and another $10 million available from a correspondent bank through a “repo” agreement; $7 million was also available from the Federal Reserve Bank on an overnight basis.

FLORIDA COMMUNITY BANKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2009

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

Regulatory authorities are placing increased emphasis on the maintenance of adequate capital.  In 1990, new risk-based capital requirements became effective. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet.  Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios.  The Company’s Tier I capital, which consists of common equity less any goodwill and the amount in deferred tax assets plus qualifying Trust Preferred securities issued, amounted to $25.04 million at March 31, 2009. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and Trust Preferred securities not qualifying as Tier I capital. Tier I capital plus the Tier II capital components are referred to as Total Risk-Based capital and was $50.01 million at March 31, 2009.

Tier 1 capital was reduced by the amount the Company had in deferred tax assets, approximately $25.7 million, which significantly reduced the Company’s regulatory capital ratios. The deferred tax adjustment is likely to be temporary and the capital deduction will be reduced if the Bank returns to being profitable again. It is management’s intention for the Bank to always be “well capitalized” and they are looking at all their options to return the Bank to that level as soon as possible..

RESULTS OF OPERATIONS

Three months ended March 31, 2009 and 2008

Summary

Net earnings (losses) of the Company for the three months ended March 31, 2009, totaled ($7,266,002) compared to $295,659 for the same period in 2008. The decrease was due primarily to the increase in non-performing assets ($95.3 million) over the same period a year ago and to lower interest rates.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Net interest income during the three months ended March 31, 2009, decreased $4.15 million (70.59%) from the same period in 2008. This decrease was due primarily to the increase in non-performing loans, with income from earning assets decreasing approximately $4.5 million. Interest expense decreased $352 thousand compared to the same period last year.

Earning assets averaged $858.5 million during the first quarter of 2009 compared to $909.8 million in 2008, with average loans outstanding decreasing approximately $154.4 million. Offsetting the decrease in loans was an increase in average securities ($59.3 million) and an increase in average fed funds and other interest bearing funds ($51.3 million). Average interest-bearing liabilities increased from $770.5 million during the first quarter of 2008 to $871.6 million during the same period in 2009.  Interest bearing accounts (certificate of deposits, money market, savings and NOW accounts) averaged $113.9 million higher in 2009 compared to the first quarter of 2008 reflecting an increase of 16.83%; short-term borrowing and other long-term borrowing averaged approximately $12.8 million lower compared to a year ago.

The Bank continues to be in an asset sensitive position  with a larger dollar amount of interest-earning assets subject to re-pricing than interest-bearing liabilities. During periods when interest rates are increasing the Bank strives to increase its asset sensitivity to take advantage of the rising rates to increase its net interest margin; when rates have stabilized, the Bank will decrease its asset sensitivity so that if rates decline the Bank’s net interest margin will not decline as much. The Bank achieves this strategy by making floating rate loans that have a floor rate; keeping investment maturities short when rates are low and extending their durations when rates are higher; extending liability maturities when rates are low and shortening the maturities when rates have stabilized or are declining. This strategy helped to stabilize and improve the net interest margin between 2001 and 2003, when rates were declining and also when rates started to increase in 2004 thru 2006. Since September 2007, the Federal Reserve has cut its key interest rate by 500 basis points, driving the prime rate down from 8.25% to 3.25% by the end of  2008; the prime rate has not changed during 2009.

FLORIDA COMMUNITY BANKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2009

Net Interest Income - Continued

The yield on our earning assets has been adversely affected by the increase in non-performing loans, as well as the lower rates, decreasing 169 basis points from 6.31% at March 31, 2008 to 4.62% at March 31, 2009, a 26.78% decrease. As short-term rates declined the yield curve has steepened and the cost of funds has started to drop as well; the cost of funds (interest bearing liabilities and non-interest checking) was down 89 basis points to 3.50%, a 20.27% decrease; this resulted in our net interest margin decreasing from 2.59% to 0.82% or down 68.34%. When the economy improves and management can return some of the non-performing loans back into performing loans again, the net interest margin should improve.

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

The provision for loan losses was $2,460,000 and $906,000 for the three months ended March 31, 2009 and 2008, respectively. The increase in provision was as a result of the deteriorating real estate economy resulting in the increase in non-performing loans and charge-offs during the first quarter 2009 compared to last year. The components of the allowance for loan losses represents estimates based upon SFAS No. 5, "Accounting for Contingencies," and SFAS No. 114, "Accounting for Impairment of a Loan." SFAS No. 5 applies to homogeneous loan pools such as consumer, residential and certain commercial loans. SFAS No. 114 is applied to loans that are considered impaired. Under SFAS No. 114 a loan is impaired when, based on current information, it is probable that the loan will not be repaid according to its contractual terms, including both principal  and interest. Management performs individual assessments of impaired loans to determine the existence and the extent of any loss exposure based upon the present value of expected future cash flows or based upon the estimated realizable collateral value where the loan is collateral dependent.

Charge-offs exceeded recoveries by approximately $3.8 million for the three months ended March 31, 2009, compared to $338 thousand for the three months ended March 31, 2008. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was 5.95% at March 31, 2009, compared to 5.83% at year-end 2008.

Noninterest Income

Noninterest income for the three months ended March 31, 2009, was $501 thousand compared to $597 thousand for the same period of 2008, a decrease of 16.02%. The decrease was primarily due to a decrease in secondary market loan activity, resulting in lower fee income and lower loan commitment fees earned in 2009. Service charges on deposits were 9.36% higher in 2009.

Noninterest Expenses

Noninterest expenses for the three months ended March 31, 2009, totaled $7.04 million reflecting a $1.8 million or 35.01% increase from the same period of 2008. The primary components of non-interest expenses are salaries and employee benefits, which decreased by $221 thousand; occupancy and equipment expenses, which increased by $276 thousand and other operating expenses, which increased by $1.8 million; the biggest increase in other operating expenses was expenses related to non-performing loans and other real estate owned property, which together increased $1.2 million. Management believes that these loan related expenses will continue to increase during 2009. Another expense that was significantly higher was the FDIC assessment, which was $502 thousand higher than a year ago.

Income Taxes

The provision for income taxes was $0 for the three months ended March 31, 2009, a decrease of $62 thousand compared to the same period in 2008. The zero effective tax rate for the current period is due to the Company capping its deferred tax asset amount and having an income tax receivable for prior year taxes paid in 2006 and 2007, which it hopes to receive in 2009.  The effective tax rate for the prior period is less than the statutory federal rate principally because of state income taxes, net of the federal tax benefit.

Other Accounting Issues

Note I to the Financial Statements outlines the recently issued accounting pronouncements. The discussion is incorporated by reference herein.

FLORIDA COMMUNITY BANKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2009

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

As of March 31, 2009, the Company's simulation analysis indicated that the Company is at greatest risk in a sudden decreasing interest rate environment. This analysis assumes that rates will change suddenly on a specific date. However, with the Federal Funds rate currently at between 0.10% and 0.25%, there is not too much room to drop rates much lower. The Company believes that the Federal Reserve will hold rates at the current low level until they feel the economy is improving or until they see inflation becoming a significant factor. In any event, management expects its net interest margin to improve over the next twelve months if the cost of funds continues to be priced down and non-performing assets are returned to performing again.

FLORIDA COMMUNITY BANKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2009

Item 3. Quantitative and Qualitative Disclosures About Market Risk - Continued

The table following depicts the results of the simulation assuming one and two percent decrease and increase in market interest rates.

	Estimated Fair Value of Financial Instruments
	Down 1 Percent	Up 1 Percent	Down 2 Percent	Up 2 Percent
	Dollars in Thousands
Interest-earning Assets
Loans	$579,830	$581,485	$579,415	$581,228
Federal funds sold and cash equivalents	73,079	73,079	73,079	73,079
Securities	203,793	190,149	211,309	184,022
Total Interest-earning Assets	856,702	844,713	863,803	838,329

Interest-bearing Liabilities
Deposits - Savings and demand	199,189	191,921	202,880	188,556
Deposits - Time	671,208	661,137	675,307	655,022
Other borrowings	89,193	84,476	92,044	83,424
Total Interest-bearing Liabilities	959,590	937,534	970,231	927,002

Net Difference in Fair Value	$(102,888)	$(92,821)	$(106,428)	$(88,673)

Change in Net Interest Income	$333	$784	$0	$2,160

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report of Form 10-Q, such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

During the quarter under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

FLORIDA COMMUNITY BANKS, INC.
                                                                                NOTES TO CONDENSED CONSOLIDATED FINANCIAL TATEMENTS (UNAUDITED)
                                                                                                                                                March 31, 2009

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

Management believes that it is addressing, or has addressed, all of the substantive items in, and is compliant with the Cease and Desist Order Agreement however, as of this filing the Bank was not in compliance with all of the items.  The Bank has recruited three new directors, but only two to date have been approved by the OFR; approval of the other one are still pending. The Bank’s capital ratios have fallen below the minimums required by the Order; as of March 31, 2009 the Tier 1 Leverage Capital Ratio was 4.27%, the Tier 1 Risk Based Capital ratio was 5.49% and the Total Risk Based Capital Ratio was 6.78%.Management is reviewing and weighing all of its options for increasing capital and is actively trying to reduce the size of the Bank by selling non-performing assets, which will improve the capital ratios.

Item 1A - Risk Factors

Investing in our common stock involves risk.  In addition, to the other information set forth elsewhere in this Form 10-Q and the Risk Factors contained in our Form 10-K for the year ended December 31, 2008, the following factor relating to us and our common stock should be carefully considered in deciding whether to invest in our common stock:

A significant portion of our loan portfolio consists of mortgages secured by real estate located in the Collier/Lee County, Florida markets. Real estate values and real estate markets are generally affected by, among other things, changes in national, regional or local economic conditions; fluctuations in interest rates and the availability of loans to potential purchasers; changes in the tax laws and other governmental statutes, regulations and policies; and acts of nature. Over the past year, real estate prices in each of our markets have declined and if real estate prices continue to decline in any of these markets, the value of the real estate collateral securing our loans could be reduced. Such a reduction in the value of our collateral could increase the number of non-performing loans and adversely affect our financial performance.

Item 5 - Other Information

The Company did not fail to file any Form 8-K to disclose any information required to be disclosed therein during the first quarter of 2009.

As disclosed as exhibit 10.10 to the Company’s Form 10-K filed with the SEC on April 15, 2009, the FCBI entered into a Written Agreement with the Federal Reserve Bank of Atlanta (together with the Board of Governors of the Federal Reserve System, the “FRB”) on February 13, 2009. Pursuant to this Agreement, the Company has agreed to: (i) not pay any dividends without the consent of the FRB; (ii) not accept any dividends or distributions from the Bank which would serve to reduce the Bank’s capital without the approval of the FRB; (iii) not make any payments on its subordinated debentures or trust preferred securities without the FRB’s consent; (iv) not incur or guarantee any debt without the FRB’s consent; (v) not purchase or redeem any Company stock; (vi) prepare and submit to the FRB a plan to provide sufficient capital to the Company and the Bank; (vii) ensure ongoing compliance by the Bank with FRB regulations related to transactions between the Bank and its affiliates; (viii) prepare and submit to the FRB procedures to ensure compliance with the FRB’s reporting requirements; (ix) obtain the FRB’s non-objection to the appointment of any new directors or senior executive officers; (x) limit indemnification and severance payments in accordance with applicable law; and (xi) submit monthly progress reports to the FRB.

As of this filing management believes that it is in compliance with all of the items in this Agreement

FLORIDA COMMUNITY BANKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2009

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

10.9
Stipulation and Consent of Entry to Cease and Desist. Dated October 17, 2008 (included as Exhibit 10.9 to the Company’s Form 8-K filed with the SEC on November 4, 2008, and incorporated herein by reference)..

10.10
Written Agreement with the Federal Reserve Bank of Atlanta. Dated February 13, 2009 (included as Exhibit 10.10 to the Company’s Form 10-K filed with the SEC on April 15, 2009, and incorporated herein by reference).

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

FLORIDA COMMUNITY BANKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDA COMMUNITY BANKS, INC.

By: /s/ Stephen L. Price	May 15, 2009
Stephen L. Price	Date
President, Principal Executive Officer
And Chairman of the Board of Directors

By: /s/ Guy W. Harris	May 15, 2009
Guy W. Harris	Date
Principal Financial Officer