Form 10-Q
period 2009-06-30
FLORIDA COMMUNITY BANKS INC
filed 2009-08-19
CIK 1170902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par	Outstanding at August 19, 2009: 7,918,217

Form 10-Q
FLORIDA COMMUNITY BANKS, INC.
June 30, 2009

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

FLORIDA COMMUNITY BANKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 2009 (Unaudited) and December 31, 2008

	June 30, 2009 (Unaudited)	December 31, 2008
Assets
Cash and due from banks	$26,218,677	$11,169,731
Interest-bearing demand deposits with banks	84,979,173	6,245,791
Federal funds sold	31,016,280	28,450,000
Cash and Cash Equivalents	142,214,130	45,865,522

Securities available-for sale	98,714,481	—
Securities held-to-maturity, fair value of $203,310,589 in 2008	—	199,625,229
Other investments	5,923,097	7,987,869
Loans held-for-sale	336,975	156,231

Loans, net of unearned income	579,618,948	624,478,243
Allowance for loan losses	(28,651,676)	(36,389,744)
Net Loans	550,967,272	588,088,499

Premises and equipment, net	24,532,885	24,867,557
Accrued interest	3,037,364	3,511,261
Foreclosed real estate	83,929,568	52,005,241
Income taxes receivable	11,008,713	30,483,588
Other assets	2,322,095	2,479,225
Total Assets	$922,986,580	$955,070,222

Liabilities and Shareholders’ Equity

Liabilities

Deposits
Noninterest-bearing	$54,483,754	$60,474,172
Interest-bearing	768,432,182	784,954,433
Total Deposits	822,915,936	845,428,605

Accrued interest	7,103,519	4,853,139
Deferred compensation	143,593	166,491
FHLB advances	50,000,000	50,000,000
Subordinated debentures	30,929,000	30,929,000
Other liabilities	3,361,762	3,362,046
Total Liabilities	914,453,810	934,739,281

Shareholders’ Equity

Preferred stock - par value $0.01 per share, 5,000,000 shares authorized, none issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock - par value $0.01 per share, 25,000,000 shares authorized, 25,000,000 and 7,918,217 shares issued and outstanding at June 30, 2009 and at December 31, 2008	79,182	79,182
Paid-in capital	18,556,761	18,529,677
(Accumulated deficit)/retained earnings	(8,854,440)	2,076,265
Accumulated other comprehensive income (loss)	(1,248,733)	(354,183)
Total Shareholders’ Equity	8,532,770	20,330,941

Total Liabilities and Shareholders’ Equity	$922,986,580	$955,070,222,

See notes to condensed consolidated financial statements

FLORIDA COMMUNITY BANKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Interest Income
Interest and fees on loans	$6,174,891	$10,755,887	$13,486,951	$23,235,971
Interest and dividends on taxable securities	1,854,217	1,644,265	4,096,001	3,046,232
Interest on tax-exempt securities	158,800	208,926	367,637	417,647
Interest on federal funds sold and other interest income	23,184	76,801	39,931	266,723
Total Interest Income	8,211,092	12,685,879	17,990,520	26,966,573

Interest Expense
Interest on deposits	7,120,472	6,652,120	14,458,182	13,875,444
Interest on borrowed funds	702,677	930,318	1,415,590	2,109,411
Total Interest Expense	7,823,149	7,582,438	15,873,772	15,984,855

Net Interest Income	387,943	5,103,441	2,116,748	10,981,718

Provision for loan losses	920,000	9,606,000	3,380,000	10,512,000

Net Interest Income (Expense) After Provision for Loan Losses	(532,057)	(4,502,559)	(1,263,252)	469,718

Noninterest Income
Customer service fees	377,625	382,071	757,084	729,059
Secondary market loan fees	39,485	23,881	57,754	71,260
Gain on sale of other real estate	27,604	54,496	—	54,496
Gain on sale of investments…….	3,124,000	—	3,124,000	—
Other operating income	151,036	139,463	268,341	331,784
Total Noninterest Income	3,719,750	599,911	4,207,179	1,186,599

Noninterest Expenses
Salaries and employee benefits	2,553,196	2,757,148	5,088,909	5,513,793
Occupancy and equipment expense	891,105	1,134,342	1,840,537	1,797,862
Other operating expenses	3,408,095	2,038,142	6,945,186	3,819,504
Total Noninterest Expenses	6,852,396	5,929,632,	13,874,632	11,131,159

(Loss) before income taxes	(3,664,703)	(9,832,280)	(10,930,705)	(9,474,842)
Income tax expense (benefit)	—	(3,859,010)	—	(3,797,231)

Net (Loss)	$(3,664,703)	$(5,973,270)	$(10,930,705)	$(5,677,611)

Basic earnings per common share	$(0.46)	$(0.75)	$(1.38)	$(0.72)
Diluted earnings per common share	(0.46)	(0.75)	(1.38)	(0.71)

Cash dividends declared per common share	0.00	0.00	0.00	0.00

Weighted average common shares outstanding - basic	7,918,217	7,918,217	7,918,217	7,918,069
Weighted average common shares outstanding - diluted	7,918,217	7,989,320	7,918,217	8,010,619

See notes to condensed consolidated financial statements

FLORIDA COMMUNITY BANKS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Six Months Ended June 30, 2009
(Unaudited)

	Preferred Stock	Common Stock	Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated ComprehensiveLoss	Total

Balance at December 31, 2008	$ —	$ 79,182	$18,529,677	$2,076,265	$ (354,183)	$20,330,941

Net loss - six months ended June 30, 2009	—	—	—	(10,930,705)	—	(10,930,705)

Unrealized loss on available-for-sale securities………………………….	—	—	—	—	(894,550)	(894,550)

Stock-based compensation expense	—	—	27,084	—		27,084

Balance at June 30, 2009	$ —	$ 79,182	$18,556,761	$(8,854,440)	$ (1,248,733)	$8,532,770

See notes to condensed consolidated financial statements

FLORIDA COMMUNITY BANKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Six Months
	Ended June 30,
	2009	2008

Operating Activities
Net (Loss)	$(10,930,705)	$(5,677,611)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	3,380,000	10,512,000
Compensation associated with the issuance of options, net of tax	27,084	9,636
Depreciation, amortization, and accretion, net	480,156	538,200
(Gain) loss on sale of foreclosed real estate	4,950	(54,496)
(Gain) on sale of investment securities	(3,124,000)	—
Valuation adjustments on foreclosed real estate	(2,337,959)	449,839
Decrease in accrued interest receivable	473,897	457,465
Increase (decrease) in accrued interest payable	2,250,380	(713,872)
(Increase) decrease in accrued income taxes receivable	19,474,875	(10,174,542)
(Increase) decrease in deferred tax asset, net	—	(886,682)
Other, net	453,678	665,158
Net Cash Provided (Used) By Operating Activities	10,152,356	(4,874,905)

Investing Activities
Purchase of investment securities held-to-maturity	—	(85,718,391)
Sale of investment securities held-to-maturity………	172,422,906	2,000,000
Proceeds from paydowns of investment securities held-to-maturity	30,415,715	6,066,195
Purchase of investment securities available-for-sale	(97,715,411)	—
(Purchase) of other investment securities	(91,300)	(1,554,038)
Net decrease in loans to customers	4,524,301	25,270,833
Purchase of premises and equipment	(196,989)	(4,348,148)
Proceeds from the sale of other real estate owned…………	1,005,661	1,965,569
Additions to foreclosed real estate…………	(1,655,962)	1,965,569
Net Cash Provided (Used) By Investing Activities	108,708,921	(56,317,980)

Financing Activities
Net (increase) decrease in deposits	(22,512,669)	49,547,119
Increase/(decrease) in short-term borrowings	—	18,141,000
Net decrease in FHLB advances	—	(5,000,0000)
Net Cash Provided (Used) By Financing Activities	(22,512,669)	(62,688,119)

Net Increase in Cash and Cash Equivalents	96,348,608	1,495,234

Cash and Cash Equivalents at Beginning of Period	45,865,522	14,729,315

Cash and Cash Equivalents at End of Period	$142,178,130	$16,224,549

See notes to condensed consolidated financial statements

FLORIDA COMMUNITY BANKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note A - Basis of Presentation

Florida Community Banks, Inc. ("FCBI" or the "Company") is a bank holding company, which owns all of the common stock of Florida Community Bank (“FCB” or "Bank") and special purpose business trusts organized to issue Trust Preferred Securities. The special purpose business trusts are not consolidated in the financial statements that are included elsewhere herein. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Some items in the June 30, 2008, financial information have been reclassified to conform to the June 30, 2009, presentation.

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

FLORIDA COMMUNITY BANKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note A - Basis of Presentation – Continued

Going Concern Issues, Regulatory Oversight, Capital Adequacy, Liquidity and Management’s Plans

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. However, due to the Company’s 2008 financial results and the results of the first six months of 2009, and the lack of a capital restoration plan approved by the regulators, it is uncertain what additional actions our regulators will undertake. We believe this uncertainty causes substantial doubt as to our ability to continue as a going concern. We have determined that significant additional sources of liquidity and capital will be required for us to continue operations through 2009 and beyond. We have engaged financial advisors to assist the company in its efforts to raise additional capital, sell assets and explore other strategic alternatives to address our current and expected liquidity and capital deficiencies. To date, those efforts have not yielded any definitive options.

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

Capital Adequacy

As of June 30, 2009, the Bank’s and FCBI’s capital ratio’s were below the minimum ratios set in the OFR’s Order.  The Bank’s Tier 1 Leverage Capital Ratio was 4.10%, the Tier 1 Risk Based Capital Ratio was 5.56% and the Total Risk Based Capital Ratio was 6.85%.  FCBI’s Tier 1 Leverage Capital Ratio was 1.38%, the Tier 1 Risk Based Capital Ratio was 1.87% and the Total Risk Based Capital Ratio was 3.74%.
Note A - Basis of Presentation – Continued

In order to return the Bank’s capital ratios to the level prescribed by the Order, FCBI the Bank are looking at numerous options. Issuing more stock to raise capital is now critical, along with shrinking the Bank; doing both could return the capital ratios to where the Bank would be considered “well capitalized” again.  It must also be noted that failure to adequately address the regulatory concerns may result in further enforcement actions by the banking regulators, which could include appointment of a receiver or conservator of the Bank’s assets.

Liquidity

Both the Bank and FCBI actively manage liquidity. FCBI does not have any debt maturing during 2009 or 2010. FCBI suspended its dividend to shareholders and Trust Preferred Securities interest payments until such time as the Company returns to profitability. At June 30, 2009, FCBI had approximately $900 thousand in cash at the parent level to meet its future operating needs.

Cash and cash equivalents available at the Bank at June 30, 2009 were approximately $98 million. The Bank does not have any long-term debt maturing in 2009. Liquidity at the Bank is dependent upon the deposit franchise which funds 87% of the Company’s assets.

However, the Bank is now subject to restrictions on the interest rates it may offer to its depositors. Under the applicable restrictions, the Bank cannot pay interest rates higher than 75 basis points above the local average rates for each deposit type. In light of the Bank’s historical practice of paying above average rates to attract deposits, the Bank’s liquidity may be negatively impacted, possibly materially, due to deposit run-off to the extent that it is unable to continue offering above average rates.

The Bank is de-leveraging its balance sheet to improve its capital ratios and has been planning so that as assets are removed from the balance sheet, the highest cost funding declines in tandem particularly focusing on decreasing higher cost certificate of deposits. The Bank currently has enough collateral to secure its Fed Funds lines and to pledge for secured long-term debt borrowings. At June 30, 2009, the Bank had the capacity to borrow up to $24 million on a short-term basis which is subject to collateral pledging restrictions and availability. The FDIC’s temporary changes to increase the amount of deposit insurance to $250,000 per deposit relationship and to provide unlimited deposit insurance for certain transaction accounts have contributed to improving the Bank’s deposit base. All banks that have elected to participate in the deposit component of the Temporary Liquidation Guarantee Program (“TLGP”) have the same FDIC insurance coverage. At June 30, 2009, the Bank had approximately $21 million of uncollateralized, uninsured deposits. The Bank also does not have a loan portfolio that could rapidly draw additional funds causing an elevated need for additional liquidity at the Bank. At June 30, 2009, the Bank had unfunded loan commitments of approximately $38 million. If a liquidity issue presents itself, deposit promotions would be expected to yield significant in-flows of cash.

Based on current and expected liquidity needs and sources, management expects the Bank and FCBI to be able to meet obligations at least through June 30, 2010.

FLORIDA COMMUNITY BANKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note A - Basis of Presentation – Continued

As noted above, the Company is actively working toward transactions designed to meet the requirements of the Order and Agreement. Failure to meet these requirements could result in formal, heightened regulatory oversight and could eventually lead to the appointment of a receiver or conservator of the Bank’s assets. If unanticipated market factors emerge and/or the Company is unable to successfully execute its plans or the banking regulators take unexpected actions, it could have a material adverse effect on the Company’s business, results of operations and financial position, and its ability to continue as a going concern.

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

Note C - Income Taxes

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board's ("FASB") Financial Interpretation No. ("FIN") 48, "Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109". FIN 48 requires the Company to record a liability, referred to as an unrecognized tax benefit ("UTB"), for the entire benefit when it believes a position taken in a past or future tax return has a less than 50% chance of being accepted by the taxing or adjudicating authority.  If the Company determines the likelihood of a position being accepted is greater than 50%, but less than 100%, the Company should record a UTB for the amount that it believes will not be accepted by the taxing authority. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Management has determined that there are no significant uncertain tax positions requiring recognition in the financial statements at the adoption date of January 1, 2007, nor did any arise for the period ending June 30, 2009.

FLORIDA COMMUNITY BANKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note C - Income Taxes - Continued

The Company may from time to time be assessed interest or penalties by taxing authorities. Historically such assessments have been minimal and immaterial to the financial statements taken as a whole. It is the policy of the Company that these type of assessments be classified as income tax expense in the financial statements.

The effective tax rate was 0.0% and approximately 40.1% for the six months ended June 30, 2009 and 2008, respectively.  For 2009, the Company has a valuation allowance for its deferred tax asset and elected not to recognize any tax benefits until it has income again.   The 2008 figure is more than the federal statutory tax rate for corporations; this is principally because of the effect of state income taxes, net of federal tax benefit.

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

The carrying amounts of securities as shown in the consolidated statements of financial condition and their approximate fair values at June 30, 2009 and December 31, 2008 were as follows:

[Missing Graphic Reference]

FLORIDA COMMUNITY BANKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note D - Securities - Continued

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009.

[Missing Graphic Reference]

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

The Company believes all individual securities at June 30, 2009 that were in an unrealized loss position or impaired for the timeframes indicated above are deemed not to be other-than-temporary impairments. Substantially all of these positions are backed by 1-4 family mortgages and the unrealized loss of these securities is based solely on interest rate changes and not due to credit ratings. All the securities have been classified as “available-for-sale” and management may from time to time sell securities to reposition the portfolio.

During the second quarter of 2009, management sold approximately $167.8 million in securities and realized a net gain of approximately $5.06 million. Approximately $97.7 million in securities were purchased to provide collateral for the Bank’s FHLB Advances, Public Deposits and Federal Funds Lines. The Bank incurred a $1.9 million loss on the writedown of its Silverton Bank stock, accounted for as Other Investments, which was put into receivership by the Office of the Comptroller of the Currency (‘OCC’) on May 1, 2009.

FLORIDA COMMUNITY BANKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

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

The following represents the Company's approximate total amounts of commitments to extend credit and standby letters of credit as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31,2008
Loan commitments	$ 36,197,000	$ 48,190,000
Standby letters of credit	1,326,000	1,471,000

	$ 37,523,000	$ 49,661,000

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

The Company invested in AMD-FCB, LLP (the "Partnership"), formed to build and lease an office building in which the Bank will lease space upon completion. In early 2007, the Partnership entered into a construction agreement with a third party bank. The Company and the other 50% partner have each guaranteed 50% of a construction loan currently totaling approximately $5,165,000. In addition, the Bank has entered into a 15 year lease agreement with the Partnership to lease 16,809 square feet of the building, approximately one-half. The annual lease payments are projected to be approximately $536,000, with annual increases based on the Consumer Price Index ("CPI").

The Company also entered into lease agreements with North Port Gateway, LLC to lease office space for a branch in North Port, Florida  and with Center of Bonita Springs, Inc. to lease office space for a branch in Bonita Springs, Florida. Annual lease payments are projected to be approximately $195,000 and $146,000, respectively, with annual increases based on the CPI.

Note H - Commitments and Contingencies – Continued

The opening of all three offices has been put on hold by the Bank’s regulators. The Bank has significant issues (see Legal proceedings below for more details) related to its non-performing assets, that it has to deal with before the branches can be opened.

Note I - Recent Accounting Pronouncements

NEW AND RECENT ACCOUNTING PRONOUNCEMENTS

On June 12, 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets” (SFAS 166). SFAS 166 is a revision to SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 will be effective as of the beginning of the Company’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of FAS 166 shall be applied to transfers that occur on or after the effective date. The Company will adopt SFAS 166 on January 1, 2010, as required. Management has not determined the impact adoption may have on the Company’s consolidated financial statements.

On June 12, 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167 is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 will be effective as of the Company’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will adopt SFAS 167 on January 1, 2010, as required. Management has not determined the impact adoption may have on the Company’s consolidated financial statements.

On June 29, 2009, the FASB issued Statement of Financial Accounting Standards No. 168 (SFAS 168) “Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles” — a replacement of FASB Statement No. 162. SFAS 168 establishes the FASB Accounting Standards Codification TM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. FAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards will be superseded. The Company will adopt SFAS 168 for the quarterly period ended September 30, 2009, as required, and adoption is not expected to have a material impact on the Company’s consolidated financial statements.

FLORIDA COMMUNITY BANKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note I - Recent Accounting Pronouncements - Continued

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) (SFAS 141(R)), “Business Combination.” SFAS 141(R) significantly changes the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates in fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161), “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The implementation of SFAS 161 did not have a material impact on theCompany’s consolidated financial statements.

In April 2009, the FASB issued the FASB Staff Position on Financial Accounting Standards No. 157-4 (FSP FAS 157-4),“Determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifyingtransactions that are not orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of FSP FAS 157-4 are effective for the Company’s interim period ending June 30, 2009. The implementation of FSP FAS 157-4 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued the FASB Staff Position on Financial Accounting Standards No. 115-2 and Financial Accounting Standards No. 124-2 (FSP FAS 115-2 and FAS 124-2), “Recognition and presentation of other-than-temporary impairments.” FSP FAS 115-2 and FAS 124-2 amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Company’s interim period ending on June 30, 2009. The implementation of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s consolidated financial statements.

FLORIDA COMMUNITY BANKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note I - Recent Accounting Pronouncements - Continued

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS 160 requires that a noncontrolling interest in a subsidiary be reported separately within equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in deconsolidation. The statement requires retrospective application for the presentation and disclosure requirements. The provisions of (SFAS 160) did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued the FASB Staff Position on Financial Accounting Standards No. 107-1 and Accounting Principles Board No. 28-1 (FSP FAS 107-1 and APB 28-1), “Interim disclosures about fair value of financial instruments.” FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financialstatements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009. As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 did not affect the Company’s consolidated financial statements.

On May 28, 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (SFAS 165). Under SFAS 165, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. SFAS 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. FAS 165 also requires entities to disclose the date through which subsequent events have been evaluated. SFAS 165 was effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of SFAS 165 for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on the Company’s financial statements.

Note J - Other Events

On April 30, 2009, the board of directors elected not to pay a cash dividend in June as they have done in prior years; foregoing the cash dividend will help the Company to maintain a higher capital position as the Bank works through the non-performing loans.

FLORIDA COMMUNITY BANKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note K - Fair Value Measurements

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Short-Term Investments: For cash and short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities: For securities available-for sale and held-to-maturity, fair values are based on quoted market prices or dealer quotes.  For other investments, fair value is estimated to be approximately the carrying amount.

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

Accrued Interest Receivable and Payable: The carrying amount of accrued interest receivable and payable approximates its fair value.

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

FLORIDA COMMUNITY BANKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note K - Fair Value of Financial Instruments - Continued

The estimated fair values of the Company's financial instruments as of June 30, 2009 and December 31, 2008, are as follows:

	06/30/2009		12/31/2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)		(in thousands)
Financial Assets
Cash and short-term investments	$142,214	$142,214	$45,866	$45,866
Securities	98,714	98,714	199,625	203,311
Other investments	5,923	5,923	7,988	7,988
Loans held-for-sale	337	337	156	156
Loans	579,619	570,882	624,478	628,562
Accrued interest receivable	3,037	3,037	3,511	3,511

Financial Liabilities
Deposits	$822,916	$835,484	$845,429	$863,237
Accrued interest payable	7,103	7,103	4,853	4,853
Long-term debt	80,929	83,305	80,929	85,513

Financial Instruments
Commitments to extend credit	$36,197	$362	$48,190	$482
Standby letters of credit	1,326	13	1,471	15

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
Note K - Fair Value Measurements - Continued

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

Valuation Techniques

The Company’s assets and liabilities recorded at fair value have been categorized in the following tables based upon a fair value hierarchy in accordance with SFAS No. 157.

Items Measured at Fair Value on a Recurring Basis
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2009:

		Fair Value Measurement at Report Date Using
	Fair Value	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Securities available-for-sale	$98,714,481	$—	$98,714,481	$—
Total Assets	$98,714,481	$—	$98,714,481	$—

The valuation techniques used to measure fair value for the items in the table above are as follows:

Securities available-for-sale - The fair value is based on quoted market prices in an active market for identical assets and liabilities as of the reporting date.

FLORIDA COMMUNITY BANKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note K - Fair Value Measurements - Continued

Items Measured at Fair Value on a Nonrecurring Basis
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2009:

		Fair Value Measurement at Report Date Using
	Fair Value	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Impaired loans	$179,372,078	$—	$—	$179,372,078
Foreclosed real estate	83,929,568	—	—	83,929,568

Total Assets	$263,301,646	$—	$—	$263,301,646

The valuation techniques used to measure fair value for the items in the table above are as follows:

Impaired Loans - Nonrecurring fair value adjustments to loans reflect full or partial writedowns that are based on the loan’s observable market price or current appraised value of the collateral in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan.  Loans subjected to nonrecurring fair value adjustments based on the current appraised value of the collateral may be classified as Level 2 or Level 3 depending on the type of asset and the inputs to the valuation.  When appraisals are used to determine impairment, and these appraisals require significant adjustments to market-based valuation inputs or apply an income approach based on unobservable cash flows to measure fair value, the related loans subjected to nonrecurring fair value adjustments are typically classified as Level 3 due to the fact that Level 3 inputs are significant to the fair value measurement.

Foreclosed real estate - Nonrecurring fair value adjustments to foreclosed real estate reflect full or partial writedowns that are based on the real estate’s observable market price or current appraised value of the collateral in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan.

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

Note L – Other Comprehensive Income

Comprehensive income is generally defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from no owner sources. Itincludes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) are those items not recorded as components of net income. The accumulated balance of other comprehensive income (loss) is reported separately from retained earnings in the equity section of the statements of financial condition
Note L – Other Comprehensive Income - Continued

In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income (loss) in that period or earlier periods. The disclosure of the reclassification amounts and other details of other comprehensive income (loss) are as follows:

	06/30/2009	12/31/2008

Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$2,229,450	$(354,183)
Reclassification adjustments	(3,124,000)	—

Net unrealized gains (losses)	(894,550)	(354,183)
Income tax related to items of other comprehensive income	—	—

Other comprehensive income (loss)	$(894,550)	$(354,183)

Note M – Concentration of Credit Risk

A significant portion of our loan portfolio (approximately 92%) consists of mortgages secured by real estate located in the Collier/Lee County markets. Real estate values and real estate markets are generally affected by, among other things, changes in national, regional or local economic conditions; fluctuations in interest rates and the availability of loans to potential purchasers; changes in the tax laws and other governmental statutes, regulations and policies; and acts of nature. Over the past year, real estate prices in each of our markets have declined and if real estate prices continue to decline in any of these markets, the value of the real estate collateral securing our loans could be reduced. Such a reduction in the value of our collateral could increase the number of non-performing loans and adversely affect our financial performance.

Subsequent events have been evaluated through August 19, 2009, which is the date the financial statements were issued.

FLORIDA COMMUNITY BANKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note N – Subsequent Event

The unforeseen continued severity and longevity of the turmoil in the economy, and more specifically with respect to the South West Florida real estate market, has caused increased scrutiny and potential intervention of our regulators. The apparent euphoria with the new administration, which caused the regional economic indicators to give a premature bump in the first quarter, gave way to the harsh reality that nothing was in place to stimulate the area’s small business and essential consumer confidence that initiates tourist demand for real estate. As the company determined in the first quarter that the deferred tax assets that were recorded for financial reporting purposes did not qualify for regulatory capital, the second quarter saw the local economy worsen to lows not seen since the Great Depression era.  The area in the Bank’s footprint registered second in the nation for real estate foreclosures at one in thirteen homes. This was evidenced as the Bank filed its second quarter call report. Despite vigilant analysis of the loan portfolio, and writing down or reserving for all foreseen problem loans, nonperforming loans increased to 34.68% of total loans. Additionally, nonperforming assets to total assets rose to 30.87%. These ratios are unsustainable and communications with our regulators have confirmed that the need for additional capital is at the absolute critical juncture. Our ability to accomplish capital restoration is significantly constricted by the current economic environment. As has been widely publicized, access to capital markets is extremely limited in the current economic environment, and we can give no assurances that we will be able to access any such capital or sell more assets. Due to the conditions and events discussed herein it is uncertain what additional actions our regulators will undertake. We believe this uncertainty causes substantial doubt as to our ability to continue as a going concern. With the foregoing, it would be impossible to realize any deferred tax assets, we have therefore decided to amend our 10-K and devalue those assets as of December 31, 2008.  Since we have determined that significant additional capital will be required for us to continue operations through 2009 and beyond, we have engaged financial advisors to assist the company in its efforts to raise additional capital, and explore other strategic alternatives to address our current capital deficiencies.
An amended 10-K is forth coming.

FLORIDA COMMUNITY BANKS, INC.
June 30, 2009

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to assist an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the consolidated financial statements and related notes appearing in Item 1 of the June 30, 2009, Form 10-Q, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2008.

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

Going Concern Issues

Florida Community Bank is experiencing the effects of what many consider to be the worst economic downturn since the Great Depression. The effects of the current environment are being felt across many industries, with residential and commercial real estate being hit particularly hard in Southwest Florida. The Bank, with a portfolio of loans primarily secured by real estate, has seen a rapid and incredible decline in the value of the collateral securing our loan portfolio. Coupled with rising unemployment, Southwest Florida has seen the foreclosure rates skyrocket to one the highest levels in the country, and it continues to be a big problem for the Bank, as it tries to sell foreclosed properties at a price that it can afford to. The decline in real estate values in 2008 and through the first six months of 2009 has contributed to the high level of charge-offs and the significant increase in the provision for credit losses, resulting in net losses of $77.6 million in 2008 and $10.9 million for the first six months of 2009. These losses have severely depleted the Bank’s capital. We cannot predict when the real estate economy will turn and improve and we cannot assure you that we will be able to return to being profitable again in the near future, or even at all.
We know however that if the Bank’s financial condition continues to deteriorate we will become significantly undercapitalized which will require a significant amount of capital to bring us back to the point where we can be profitable again. Raising capital in this economic climate is and will be extremely challenging and there is no assurance that the Company will succeed in this endeavor. If the Company can not raise sufficient capital to be able to comply with the Order, the regulators may take additional enforcement action against the Company and the Bank.

As stated above, it remains to be seen if the Company and the Bank will be successful, either on a short-term or long-term basis. In addition, it is unclear at this time what impact, if any, the interest rate restrictions included in the Order will have on the Bank’s ability to maintain adequate liquidity. As a result of our financial condition, our regulators are continually monitoring our liquidity and capital adequacy. Based on their assessment of our ability to continue to operate in a safe and sound manner, our regulators at any time may take other and further actions, including placing the Bank into conservatorship or receivership, to protect the interests of depositors insured by the FDIC.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets, and the amounts or classifications of liabilities that may result from the outcome of any regulatory action, which would affect our ability to continue as a going concern.

FINANCIAL CONDITION

June 30, 2009 compared to December 31, 2008

The Bank continued its operations concentrating in the origination of loans in southwestern areas of Florida. As discussed more fully below, loans decreased 7.18% during the first six months of 2009, while equity capital declined by 58.03%. While management continues to be proactive in recognizing the losses in the bank’s loan portfolio and trying to reduce the high level of non-performing assets on the books, its top priority now is capital.

Loans

Loans comprised the largest single category of the Company's earning assets on June 30, 2009. Loans, net of unearned income, totaled 62.80% of total assets at June 30, 2009 compared to 65.39% of total assets at December 31, 2008. During the first six months of 2009, loans decreased approximately $44.9 million, compared to the decrease of approximately $80.1 million during the same time period last year. Approximately $40 million of the decrease in 2009 was due to nonperforming loans that were either charged-off and or transferred to the other real estate owned category. Management expects that this trend will continue, that the loan portfolio will continue to decrease as loans are transferred over to the other real estate owned category. As of June, 30, 2008, commercial real estate loans comprised approximately 76% of the loan portfolio, about the same as it was at the end of 2008.

As part of the Cease and Desist Order, the Bank was required to reduce its concentration in commercial real estate loans. Commercial real estate loans are down approximately $36.5 million or 7.66% from December 31, 2008, mostly through charge-offs, but the concentration percentages are actually higher because the Bank’s capital decreased at greater percentage.

Investment Securities and Other Earning Assets

The investment securities portfolio is used to provide a source of liquidity, to serve as collateral for borrowings and to secure certain government deposits. Federal funds sold and other interest-bearing deposits held for liquidity purposes increased by $81.3 million during the first six months of 2009 and totaled approximately $116 million at June 30, 2009; they are the most liquid earning asset and is used to manage the daily cash position of the Company. Management increased the bank’s liquidity position by restructuring the securities portfolio, selling approximately $167 million and only purchasing $98 million to cover what was needed for collateral purposes. In the restructuring we sold our Fannie, Freddie and Municipal securities that had a 20% risk-weighting and purchased Ginnie Mae and SBA securities that are 100% guaranteed by the U.S. government and 0% risk-weighted. Other funds, approximately $18 million came from income tax refunds. Investment securities and other investment securities totaled $104.6 million at June 30, 2009.

Asset Quality

From December 31, 2008 to June 30, 2009, the Bank's asset quality continued to deteriorate as measured by three key ratios. The ratio of loan loss allowance to total nonperforming assets (defined as non-accrual loans, loans past due 90 days or greater, restructured loans, non-accruing securities, and other real estate) deteriorated, decreasing from 17.11% to 10.06%.  The percentage of nonperforming assets to total assets went up, increasing from 22.26% to 30.87%, and the percentage of nonperforming loans to total loans increased from 25.72% to 34.68%. Construction, and land and development loans make up the majority of the Bank’s nonperforming assets. During the first six months of 2009, nonperforming loans increased by $60.9 million; of that total, $28.9 million was transferred to other real estate owned property and $11.2 million was charged-off for a net increase of $20.8 million; nonperforming loans totaled $176.3 million at June 30, 2009. Other real estate owned property increased by $31.9 million to approximately $83.9 million. Management attributes the increase in nonperforming loans to the depressed real estate economy and to the back up in the court system’s which has significantly slowed down the foreclosure process. A “special assets” management team has been put together to handle these loans. Each non-performing loan is evaluated for impairment and written down to its net realizable value or a specific reserve is established in the allowance for loan losses if necessary. Management believes that all current losses in these loans have been recognized, however due to the uncertain economy, future losses may still be likely.

During the first six months of 2009, net charge-offs totaled $11.1 million.

FLORIDA COMMUNITY BANKS, INC.
June 30, 2009

The following table sets forth certain information with respect to the Bank's loans, net of unearned income, and the allowance for loan losses for the last four years ended December 31, 2008.

Summary of Loan Loss Experience

	June 30, 2009	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005
	(Dollars in thousands)

Allowance for loan losses at beginning of year	$36,390	$18,309	$13,590	$11,523	$9,791
Loans charged off:
Commercial, financial and agricultural	259	1,475	734	35	131
Real estate – mortgage	10,889	49,548	1,485	118	—
Consumer	65	193	122	111	50
Total loans charged off	11,213	51,216	2,341	264	181

Recoveries on loans previously charged off:
Commercial, financial and agricultural	58	123	9	6	24
Real estate – mortgage	26	28	139	—	2
Consumer	11	16	44	29	125
Total recoveries	95	167	192	35	151

Net loans charged off (recovered)	11,118	51,049	2,149	229	30

Provision for loan losses	3,380	69,130	6,868	2,296	1,762

Allowance for loan losses at end of period	$28,652	$36,390	$18,309	$13,590	$11,523

Loans, net of unearned income, at end of period	$579,619	$624,478	$761,431	$869,608	$791,609

Average loans, net of unearned income, outstanding for the period	587,710	701,334	812,603	876,604	670,885

Ratio of net charge-offs to net average loans	0.19%	7.28%	0.26%	0.03%	0.00%

In evaluating the allowance, management also considers the historical loan loss experience of the Bank, the amount of past due and nonperforming loans, current and anticipated economic conditions, lender requirements and other appropriate information.

As part of the October 2008 Order, the Bank had to report the balance of assets that were classified as “substandard”, “doubtful” and “loss” as a percentage of total Tier 1 capital plus allowance for loan losses. The following table reflects the assets that were classified (1) by the Bank at 6/30/09 and 12/31/08.

		Percentage		Percentage
Loan Analysis	6/30/2009	of Tier 1 capital	12/31/2008	of Tier 1 capital
		Plus ALLL		plus ALLL
Substandard	$142,785	211.84%	$199,330	233.91%
Doubtful	2,745	4.07%	6,577	7.72%
Loss	-	0.00%	-	0.00%
Total	$145,530	215.92%	$205,907	241.62%

Tier 1 Capital	$38,749		$48,828
Allowance for loan losses (ALLL)	28,652		36,390
Total	$67,401		$85,218

As part of the Order, the Bank was given 120 days (by 2/15/2009) to reduce the classified assets down to 130% of Tier 1 capital and the allowance for loan losses; 210 days (by 5/15/2009) to reduce the percentage down to 100% and 360 days (10/12/2009) to get it down to 60%.

Reducing the classified assets has proven to be a difficult task in this “depressed” real estate economy. Management cannot afford to take any further losses to sell the assets, as its capital levels have already been depleted by charge-offs and writedowns. Attracting and getting new capital seems to be the only viable means to reduce this ratio and get it to the level that the Order requires. Management has kept the regulators informed of their difficulties in reducing the classified assets.

(1)
The total amount of classified assets is higher, but under the Order we are only required to measure the assets that were actually classified at the time of the OFR report. Total classified assets at June 30, 2009, was $343.9 million or 510.22% of Tier 1 capital and the allowance for loan losses, compared to $288.7 million or 338.75% at December 31, 2008.

Deposits

Total deposits of $822.9 million at June 30, 2009, represented an decrease of $22.5 million (2.66%) from total deposits of $845.4 million at year-end 2008.  The decrease in deposits is as a result of management trying to shrink the Bank. Brokered deposits were reduced by $77.2 million, while core deposits in certificate of deposits, money market, savings and NOW accounts increased $60.6 million; noninterest checking decreased $5.9 million.  At June 30, 2009, brokered certificates of deposit totaled approximately $275.8 million; management will continue to let the brokered deposits runoff as they shrink deposits and the size of the Bank.

As part of the Cease and Desist Order, the Bank has reduced brokered deposits from approximately $353 million and 42% of total deposits at December 31, 2008, down to approximately $276 million and 33% of total deposits. It was able to do this from two sources, $18 million in income tax refunds and from the sale of securities, the excess the funds that the Bank has been holding. Further reductions will hopefully come from the sale of nonperforming assets.

Shareholders' Equity

Shareholders' equity decreased $11.8 million from December 31, 2008 to June 30, 2009, due to a net loss of approximately $10.9 million in earnings. Unrealized losses on securities totaled $1,249 thousand at June 30, 2008. The Company and the Bank’s capital ratios continue to be below the regulatory minimums for being Adequately Capitalized and management is looking at all of its options to increase capital.

FLORIDA COMMUNITY BANKS, INC.
June 30, 2009

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

The asset portion of the balance sheet provides liquidity primarily through maturities and the repayment of loan and investment principal. Loans that mature in one year or less equaled approximately $202 million at June 30, 2009, and there are approximately $3 million of investment security payments expected within one year.

The liability portion of the balance sheet provides liquidity through deposits to various customers' interest-bearing and non-interest-bearing deposit accounts, and through the capacity to borrow short-term overnight funds from our correspondent banks. At June 30, 2009, the Bank had $98 million in cash and Federal Funds available for liquidity purposes. The Bank’s main correspondent credit line was with Silverton Bank which was cancelled after the bank was put into receivership by the OCC on May 1, 2009; the Bank’s has a $15 million line with another other correspondent bank. The Bank also had the capacity to borrow on an overnight basis up to $9 million from the Federal Reserve Bank of Atlanta. During the second quarter, the Bank’s credit line with the Federal Home Loan Bank of Atlanta (‘FHLB’) was cancelled due to the Bank’s deteriorating financial condition; the Bank has $50 million in advances from the FHLB and can continue to borrow up to that amount. All the Bank’s credit lines are secured by either securities or loans.

The Bank’s ability to continue to attract deposits may be restricted by the interest rates restrictions placed on the Bank by the FDIC. The maximum rate that the Bank is currently permitted to offer is 75 basis points over the average local rate, as calculated by RateWatch. This does not mean that the Bank’s rates will not be competitive, but the Bank can no longer go out and pay the highest rate in area to attract deposits.

Capital Resources

A strong capital position is vital to the continued profitability of the Company and the Bank because it promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. In the past, the Company provided a significant portion of its capital requirements through the retention of earnings, but with significant losses in 2008 and the continued losses in 2009, the Company’s capital strength has been weakened considerably.

FLORIDA COMMUNITY BANKS, INC.
June 30, 2009

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

Regulatory authorities are placing increased emphasis on the maintenance of adequate capital.  In 1990, new risk-based capital requirements became effective. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet.  Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios.  The Company’s Tier I capital, which consists of common equity less goodwill plus qualifying Trust Preferred securities issued, amounted to $13.04 million at June 30, 2009. Qualifying Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and Trust Preferred securities not qualifying as Tier I capital. Tier I capital plus the Tier II capital components are referred to as Total Risk-Based capital and was $26.08 million at June 30, 2009.

RESULTS OF OPERATIONS

Three months ended June 30, 2009 and 2008

Summary

The Company had a net loss for the three months ended June 30, 2009, totaling $3,664,703 compared to a net loss of $5,973,270 for the same period in 2008, representing a 38.7% improvement. The difference was due primarily to lower loan charge-offs ($4.1 million lower), resulting in a lower loan loss provision ($8.6 million lower). However, lower loan balances and an increase in nonperforming loans also contributed to a decrease in interest income and an increase in other expenses.

FLORIDA COMMUNITY BANKS, INC.
June 30, 2009

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Net interest income during the three months ended June 30, 2009, decreased $4.5 million (35.7%) from the same period in 2008. This decrease was due primarily to lower income on loans (down $4.6 million or 42.6%), and lower loan balances and the reversal of interest on non-performing loans. Interest expense on deposits increased $468 thousand or 7.04%, due primarily to the increase in certificate of deposits.

Earning assets averaged $806.7 million during the second quarter of 2009 compared to $887.1 million in 2008, with the decrease due primarily to loans, which were down $146 million or approximately 20%; securities were up $10.8 million or approximately 7% and federal funds sold, with interest bearing deposits were up $55.1 million or approximately 426%. Average interest-bearing liabilities increased from $764.4 million during the second quarter of 2008 to $864.2 million during the same period in 2009.  Average interest bearing accounts (money market, savings and NOW accounts) were $52.5 million lower in 2009 compared to the second quarter of 2008 reflecting a decrease of 26.3%; average certificates of deposit increased $159 million, reflecting an increase of 33.3%.

The Bank, usually in an asset sensitive position with a larger dollar amount of interest-earning assets subject to re-pricing than interest-bearing liabilities, is currently in a liability sensitive position. The increase in nonaccrual loans has significantly reduced the amount of interest earning assets subject to changes in interest rates. As it is the Bank is in a favorable position for re-pricing its liabilities lower. During periods when interest rates are increasing the Bank strives to increase its asset sensitivity to take advantage of the rising rates to increase its net interest margin; when rates have stabilized, the Bank will decrease its asset sensitivity so that if rates decline the Bank’s net interest margin will not decline as much. The Bank achieves this strategy by making floating rate loans that have a floor rate; keeping investment maturities short when rates are low and extending their durations when rates are higher; extending liability maturities when rates are low and shortening the maturities when rates have stabilized or are declining. This strategy helped to stabilize and improve the net interest margin between 2001 and 2003, when rates were declining and also when rates started to increase in 2004 thru 2006. Since July 2007, the Federal Reserve has cut its key interest rate by 500 basis points, driving the prime rate down from 8.25% to 3.25% at the end of 2008; the prime rate has not changed nor is it expected to change in 2009.

The Company’s net interest margin for the three months ended June 30, 2009 was 0.18%, dropping 213 basis points from the second quarter last year (2.31%). The decrease in yield is primarily due to the significant increase in nonperforming loans.

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

FLORIDA COMMUNITY BANKS, INC.
June 30, 2009

The provision for loan losses was $920,000 and $9,606,000 for the three months ended June 30, 2009 and 2008, respectively. The decrease in provision was not only the result of charging-off $4.1 million less in loans compared to the same period last year, but also due the general consensus of management that real estate values will not deteriorate going forward as much as they did in 2008; there have been several positive trends in the recent months pointing to a possible “bottoming out” in the real estate market, which could lead to an increase in real estate activity, which would benefit the whole area. The components of the allowance for loan losses represents estimates based upon FASB's ("SFAS No. 5"), Accounting for Contingencies, and ("SFAS No. 114"), Accounting for Impairment of a Loan. SFAS No. 5 applies to homogeneous loan pools such as consumer, residential and certain commercial loans. SFAS No. 114 is applied to loans that are considered impaired. Under SFAS No. 114 a loan is impaired when, based on current information, it is probable that the loan will not be repaid according to its contractual terms, including both principal and interest.  Management performs individual assessments of impaired loans to determine the existence and the extent of any loss exposure based upon the present value of expected future cash flows or based upon the estimated realizable collateral value where the loan is collateral dependent.

Charge-offs exceeded recoveries by approximately $7.3 million for the three months ended June 30, 2009, compared to $11.4 million for the three months ended June 30, 2008. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was 4.94% at June 30, 2009, compared to 5.83% at year-end 2008.

Noninterest Income

Noninterest income for the three months ended June 30, 2009, was $3,719,750 compared to $599,911 for the same period of 2008, an increase of $3,119,839 or 520%. The increase was primarily due to a $3,124,000 net gain on the sale of investments (net of the Silverton Bank stock writedown); take the gain out and noninterest income was $4,161 lower than last year.

Noninterest Expenses

Noninterest expenses for the three months ended June 30, 2009, totaled $6.9 million reflecting a 15.5% increase from the same period of 2008. The primary components of non-interest expenses are salaries and employee benefits, which decreased by $204 thousand or 7.4%; occupancy and equipment expenses, which decreased $243 thousand or 21.2%, and other expenses which increased $1.37 million or 67.2%. The biggest increase in other operating expenses was the FDIC assessment, which was $2.1 million higher than a year ago. The increase in the assessment was due an increase in the Bank’s risk rating, caused by the deterioration in the Bank’s financial condition; the Bank is currently at the highest risk rating.  Expenses related to nonperforming loans and other real estate owned property, were actually lower this quarter due to the reversal of a $1.8 million writedown of other real estate owned.

Income Taxes

The provision for income taxes was $0 for the three months ended June 30, 2009, compared to an income tax benefit of $3.9 million for the same period in 2008. The zero effective tax rate for the current period is due to the Company capping its deferred tax asset amount and having an income tax receivable for prior year taxes paid in 2006 and 2007. The effective tax rate for the prior period is less than the statutory federal rate principally because of state income taxes, net of the federal tax benefit.

FLORIDA COMMUNITY BANKS, INC.
June 30, 2009

Six Months Ended June 30, 2009 and 2008

Summary

The Company had a net loss of $10,930,705 for the six months ended June 30, 2009, compared to net loss of $5,677,611 for the same period in 2008, representing a 92.5% increase. The increase was due primarily to the increase in nonperforming loans and assets, resulting in much lower interest income and higher expenses

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company’s net income.  Net interest income during the six months ended June 30, 2009, decreased $8.9 million or 80.7% from the same period in 2008. Interest income on loans was down $9.7 million from a year ago due to lower loan balances and an increase in non-performing loans; investment income was up $1.05 million due to the increase in securities; Interest expense on deposits increased $583 thousand or 4.2% due to higher certificate of deposit balances; interest expense on borrowed funds decreased $694 thousand due to lower rates. Earning assets averaged $830.6 million during the first six months of 2009 compared to $898.5 million in 2008, a decrease of $67.9 million; average loans decreased $155.1 million, while average investments increased $37.8  million. Average interest-bearing liabilities increased from $767.4 million during the second quarter of 2008 to $867.8 million during the same period in 2009.  Money market accounts averaged $70.1  million lower in 2009 compared to 2008, reflecting a decrease of 41.9%; NOW accounts averaged $202 thousand or 0.82% higher and savings accounts averaged $2.4 million or 11.2% lower; average certificates of deposit increased $182.6 million or 39.4%; average borrowing (FHLB and overnight) decreased $9.8 million or 10.7%.

As of June 30, 2009, the Company was in a liability sensitive position, with approximately $119 million more in interest-bearing liabilities subject to re-pricing than interest-bearing assets over a 12 month period. In the current low rate environment this is a beneficial position to be in as it is allowing the Company to re-price its liability side at a faster rate than the asset side. While management took steps to lessen the negative impact to earnings that would result when rates fell, which they did, the high level of nonperforming loans has had a significant impact on the net interest margin. At June 30, 2009, the net interest margin was 0.50% compared to 2.46% last June. To protect the net interest margin in declining rate environment, management has floor rates on most of the variable rate loans, which in “normal” times would keep the margin from dropping too low or too fast. However, since almost all the variable rate loans are currently at their floor rate, when rates do move up these loans will not adjust until rates move up at least 200 basis points, or on till the prime rate hits 5.25% (currently at 3.25%). This lag effect will negatively impact the net interest margin since the cost of funds will immediately start to increase while the loan side will not. Management kept the maturities on its certificate of deposits short in the event that rates did drop suddenly, which would enable the Bank to recover (lower it’s cost of funds) quicker than if the maturities were longer (more than 2 years). Since rates are not anticipated to fall any lower, management is trying to extend the maturities on some of its certificate of deposits as much as possible, locking in rates that will be lower once rates start to increase.

FLORIDA COMMUNITY BANKS, INC.
June 30, 2009

Provision for Loan Losses

The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers adequate. This level is determined based upon the Bank’s historical charge-offs, management’s assessment of current economic conditions, the composition of the loan portfolio and the levels of non-accruing and past-due loans. The provision for loan losses was $3,380,000 for the six months ended June 30, 2009 and $10,512,000 for the comparable period in 2008.  This decrease is due primarily to the decrease in the total loan portfolio and managements assessment that real estate values will not deteriorate at as much as they did in 2008; there is the general perception that real estate values have “bottomed out” in certain areas of Southwest Florida and we may start to see an early recovery; all-be-it a very soft one. Charge-offs exceeded recoveries by approximately $11.1 million during the first six months of 2009 compared to $11.8 million during the same time period in 2008. Despite the significant increase in the level of non-performing loans from $102.4 million to $176.3 million during the period from June 30, 2008 to June 30, 2009, the level of impairments have not increased at the same pace, possibly signifying that real estate values maybe stabilizing. However, further deterioration is possible and more charge-offs may still be incurred.

Noninterest Income

Noninterest income for the six months ended June 30, 2009, was $4,207,179 compared to $1,186,599 for the same period of 2008, an increase of $3,020,580 or 254.5%. The increase was primarily due to a $3,124,000 net gain on the sale of investments (net of the Silverton Bank stock writedown); take the gain out and noninterest income decreased $103,420.

Noninterest Expenses

Noninterest expenses for the six months ended June 30, 2009, totaled $13,874,632 reflecting a 24.6% increase from the same period of 2008. The primary components of non-interest expenses are salaries and employee benefits, which decreased by approximately $425 thousand or 7.7%; occupancy and equipments expenses, which increased $43 thousand or 2.4%; and other expenses which increased $3.1 million or 81.8%. The biggest increase in other operating expenses was the FDIC assessment, which was $2.6 million higher than a year ago. The increase in the assessment was due an increase in the Bank’s risk rating, caused by the deterioration in the Bank’s financial condition; the Bank is currently at the highest risk rating. Expenses related to nonperforming loans and other real estate owned property, were $686 thousand higher than last year, despite the reversal of a $1.8 million writedown of other real estate owned.

Income Taxes

The provision for income taxes was $0 for the three months ended June 30, 2009, compared to an income tax benefit of $3.8 million for the same period in 2008. The zero effective tax rate for the current period is due to the Company capping its deferred tax asset amount and having an income tax receivable for prior year taxes paid in 2006 and 2007. The effective tax rate for the prior period is less than the statutory federal rate principally because of state income taxes, net of the federal tax benefit.

FLORIDA COMMUNITY BANKS, INC.
June 30, 2009

Other Accounting Issues

Note I to the Financial Statements outlines the recently issued accounting pronouncements. The discussion is incorporated by reference herein.

Subsequent events have been evaluated through August 19, 2009, which is the date the financial statements were issued.

FLORIDA COMMUNITY BANKS, INC.
June 30, 2009

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

As of June 30, 2009, the Company's simulation analysis indicated that the Company is at greatest risk in a sudden decreasing interest rate environment (a 300 plus basis point decrease). This analysis assumes that rates will change suddenly on a specific date. However, with the Federal Funds rate currently at 0.25%, there is not much room to drop rates much lower. The Company believes that the Federal Reserve will hold rates at the current low level until they feel the economy is improving or until they see inflation becoming a significant factor. In any event, management expects its net interest margin to improve over the next twelve months if the cost of funds continues to be priced down and especially if nonperforming assets are returned to performing again.

FLORIDA COMMUNITY BANKS, INC.
June 30, 2009

Item 3. Quantitative and Qualitative Disclosures About Market Risk - Continued

The table following depicts the results of the simulation assuming one and two percent decrease and increase in market interest rates.

	Estimated Fair Value of Financial Instruments
	Down 1 Percent	Up 1 Percent	Down 2 Percent	Up 2 Percent
	Dollars in Thousands
Interest-earning Assets
Loans	$569,986	$572,039	$569,353	$572,317
Federal funds sold and cash equivalents	142,128	142,128	142,128	142,128
Securities	109,230	97,222	115,761	91,745
Total Interest-earning Assets	821,344	811,389	827,242	806,190

Interest-bearing Liabilities
Deposits - Savings and demand	206,440	198,250	210,634	194,687
Deposits - Time	627,300	618,866	630,729	613,756
Other borrowings	84,939	82,110	86,626	81,540
Total Interest-bearing Liabilities	918,679	899,226	927,989	889,983

Net Difference in Fair Value	$(97,335)	$(87,837)	$(100,747)	$(83,793)

Change in Net Interest Income	$482	$513	$84	$1,682

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
June 30, 2009

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

Management believes that it is addressing, or has addressed, all of the substantive items in, and is compliant with the Cease and Desist Order Agreement however, as of this filing the Bank was not in compliance with all of the items.  The Bank has recruited three new directors, but only two to date have been approved by the OFR; approval of the other one are still pending. The Bank’s capital ratios are below the minimums required by the Order; as of June 30, 2009 the Tier 1 Leverage Capital Ratio was 4.10%, the Tier 1 Risk Based Capital ratio was 5.56% and the Total Risk Based Capital Ratio was 6.85%. Management is reviewing and weighing all of its options for increasing capital and is actively trying to reduce the size of the Bank by selling nonperforming assets, which will improve the capital ratios.

FLORIDA COMMUNITY BANKS, INC.
June 30, 2009

On February 13, 2009 FCBI entered into a Written Agreement (‘Agreement’) with the Federal Reserve Bank of Atlanta (‘FRB’). The Agreement requires FCBI to: (i) not pay any dividends without the consent of the FRB; (ii) not accept any dividends or distributions from the Bank which would serve to reduce the Bank’s capital without the approval of the FRB; (iii) not make any payments on its subordinated debentures or trust preferred securities without the FRB’s consent; (iv) not incur or guarantee any debt without the FRB’s consent; (v) not purchase or redeem any Company stock; (vi) prepare and submit to the FRB a plan to provide sufficient capital to the Company and the Bank; (vii) ensure ongoing compliance by the Bank with FRB regulations related to transactions between the Bank and its affiliates; (viii) prepare and submit to the FRB procedures to ensure compliance with the FRB’s reporting requirements; (ix) obtain the FRB’s non-objection to the appointment of any new directors or senior executive officers; (x) limit indemnification and severance payments in accordance with applicable law; and (xi) submit monthly progress reports to the FRB.

Other than completing its capital plan which it hopes to have by the end of August 2008, management believes that it is complying with the terms of the Agreement with the FRB.

Item 1A - Risk Factors

Our operations involve various risks that could adversely affect our financial condition, results of operation, liquidity, and the market price of our common stock. Investing in our common stock involves risk.  In addition, to the other information set forth elsewhere in this Form 10-Q you should carefully consider the risks and uncertainties described below before deciding whether to invest in shares of our common stock. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and or operating results.

Risks Related to our Current Financial Position

There is doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is in doubt as a result of the continued deterioration of our loan portfolio and the deterioration of our capital levels. While we are actively trying to sell our nonperforming assets to reduce the size of the Bank and formalizing a capital plan, we can give no assurance that we will be successful in our endeavors. If we are unable to return to profitability and if we are unable to execute a viable capital plan, we may be unable to continue as a going concern.

FLORIDA COMMUNITY BANKS, INC.
June 30, 2009

The Bank may be subject to a federal conservatorship or receivership if it cannot comply with the Cease and Desist Order, or if conditions continue to deteriorate.

The Order requires the Bank to create and implement a capital plan. Failure of the Bank to submit an acceptable capital restoration plan would, among other things, result in the Bank becoming subject to a number of additional restrictions on its operations, and the Bank and the Company may be subject to additional regulatory action. Moreover, the condition of the Bank’s loan portfolio may continue to deteriorate in the current economic environment and thus continue to deplete the Bank’s capital and other financial resources. Therefore, should the Bank fail to submit an acceptable capital restoration plan and comply with its terms, or fail to comply with the Order’s capital and loan requirements, or suffer continued deterioration in its financial condition, the Bank may be subject to being placed into a federal conservatorship or receivership by the FDIC.

The continued deterioration of the real estate market and the economy has adversely affected our business, liquidity and financial results, and if the downturn continues or worsens our ability to continue as a going concern could be adversely affected.

Our loan portfolio is concentrated in loans secured by real estate. As a result, the significant downturn in the real estate market in Southwest Florida has had a substantial negative effect on our business and contributed to the levels of delinquent and nonperforming assets, charge-offs and credit reserves. We reported a net loss of $10.9 million for the six months ended June 30, 2009, compared to a net loss of $5.6 million for the six months ended June 30, 2008 and a net loss of $77.5 million for the year ended December 31, 2008, compared to net income of $10.9 million for the year ended December 31, 2007. If these events  continue or worsen, it will have a material adverse effect on our business, financial condition and results of operation and also may impact our ability to continue as a going concern.

Our decision to defer interest on our Trust Preferred Securities will likely restrict our access to the debt capital markets until such time we are current on our interest payments, which will further limit our sources of liquidity.

In December 2008, our management elected to defer further interest payments on each of our junior subordinated debt securities relating to the Trust Preferred Securities. As a result, it is likely that we will not be able to raise money through the offering of debt securities until we become current on those obligations. This may also adversely affect our ability to obtain debt financing on commercially reasonable terms, or even at all. As a result, we will likely have greater difficulty in obtaining financing and, thus will have fewer sources to enhance our capital and liquidity position.

We may be subject to negative publicity that may adversely affect our business, financial condition, liquidity and results of operation.

We have been the subject of news reports discussing our financial situation in the past and may continue to be subject to negative publicity as the press and others speculate about whether we will be able to continue as a going concern. These reports may have a negative impact on our business. For example, even though our deposits are insured by the FDIC, customers may choose to withdraw their deposits, and new customers may choose to do business elsewhere. In addition, we may find that our service providers will be reluctant to commit to long-term projects with us. Even if we are able to improve our current financial situation, we may continue to be the object of negative publicity and speculation about our future.
We have become subject to restrictions on the amount of interest that we can pay our customers, which could cause our deposits to decrease. Because we depend on deposits as a source of liquidity, a decrease in deposits would adversely affect our ability to continue as a going concern.

A significant portion of our funding comes from deposits, both local and brokered. The Bank promotes selected deposit accounts locally to both individuals and businesses at competitive rates. Through brokered deposits the Bank is able to get certificate of deposits at rates that in most cases are significantly less than the local rates. The Bank competes for deposits locally on the basis of the interest rates that it pays. Under the Order, the Bank is restricted in the rates that it can offer and we can no longer go to the brokered market for deposits. As a result, we likely could experience a decrease in new deposits, and our existing customers may transfer their deposits to other institutions that are able to offer higher interest rates; plus we may be unable to cover the brokered deposit maturities as they roll off, which could have a material adverse affect on our ability to continue as a going concern.

The Regulatory Agreements prohibit the Company and the Bank from paying any dividends or distributions on our respective equity securities.

Under the terms of the Agreement, the Company cannot pay any dividends or make any distributions on its equity or trust preferred securities without the prior written FRB approval. In addition, under the terms of the Order and in connection with its undercapitalized status, the Bank cannot pay any dividends or make any distributions on its equity securities without, among other things, written FDIC approval. Given the Company’s and Bank’s current condition, it is doubtful that either the FRB or the FDIC would approve any dividend payment or capital distribution at this time. As a result, for at least the time being, the Company probably will not be able to look to the Bank’s financial resources to satisfy its own financial obligations.

Regulatory Factors

The Company is operating under an Agreement issued by the Federal Reserve Bank of Atlanta (“FRB”) and the Bank is under a Cease and Desist Order issued by the State of Florida Office of Financial Regulation (“OFR”); both regulators found defects in our operation and raised concerns regarding the adequacy of our capital and our financial soundness.

Areas addressed by the regulators included inadequate capital; the expertise of the Board and the adequacy of their supervision; the qualifications and competence of management; the lack of adequate loan underwriting standards or a loan review program; excessive levels of adversely classified loans; excessive levels of brokered deposits; excessive levels of concentrations in commercial real estate loans; and inadequate earnings. Failure by the Company to adequately address these regulatory concerns may result in further enforcement actions by the banking regulators, which could include appointment of a receiver or conservator of the Bank’s assets.

FLORIDA COMMUNITY BANKS, INC.
June 30, 2009

Industry Factors

Recent developments in the financial industry and the U.S. and global capital markets may adversely impact our operations.

Developments in the last two years in the capital markets have resulted in uncertainty in the financial markets in general, with the expectation of the general economic downturn continuing in the latter half of 2009 and beyond. Loan portfolio performance has deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of collateral. The competition for our deposits has increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies, like ours, have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets, compared to prior years. As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and capital and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement actions. Developments in the financial services industry and the impact of any new legislation in response to those developments could negatively impact us by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

Deterioration in the local economy and real estate markets has led to loan losses and reduced earnings and that could lead to additional loan losses and reduced earnings.

For the past two years, there has been a dramatic decrease in housing and real estate values in Southwest Florida, coupled with a significant increase in the rate of unemployment. These trends have contributed to an increase in the Banks' nonperforming loans and reduced asset quality. As of June 30, 2009, the Bank’s nonperforming loans were approximately $201 million, or 34.68% of the loan portfolio. Nonperforming assets were approximately $284.9 million as of this same date, or 30.08% of total assets. If market conditions continue to deteriorate, this may lead to additional valuation adjustments on the Bank’s loan portfolio and other real estate owned, resulting in additional loan losses and reduced earnings.

FLORIDA COMMUNITY BANKS, INC.
June 30, 2009

Company Factors

The Company is required to maintain elevated capital ratios for the foreseeable future, but that additional capital may not be available when it is needed.

Under the cease and desist order issued by the OFR the Bank is required to maintain a Tier 1 leverage ratio of not less than 8% and a total risk-based capital ratio of not less than 12% for as long as the agreement is in effect. As of June 30, 2009, the Bank’s Tier 1 leverage ratio was 4.10% and its total risk-based capital ratio was 6.85%. In order for the Bank to achieve the capital ratios required by the OFR, we (the holding company) will have to raise additional capital. Our ability to raise capital depends to a great extent on the conditions in the capital markets which are outside of our control. Reducing the size of the bank through the sale of nonperforming assets at a price we can afford is another way to improve our capital ratios, but the sale of nonperforming assets depends to a great extent on the economy and the real estate market which again is outside of our control. Failure by the Company to raise additional or sufficient capital could result in further enforcement actions by the banking regulators, which could include appointment of a receiver or conservator of the Bank’s assets. Additional equity (stock) offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both.

The Loan Portfolio includes commercial real estate loans that have higher risks.

The Bank’s commercial real estate loans at June 30, 2009, totaled approximately $439.4 million or 75.8% of total loans. These loans generally involve a greater degree of financial and credit risk and are usually larger than the other type of loans. Any significant failure to pay on time by the Bank’s customers would hurt our earnings. The increased financial and credit risk associated with these types of loans include the concentration of principal in a limited area (Southwest Florida) and the size of the loan balances and the credit relationships tend to be bigger and more complex making evaluating and monitoring these loans more difficult. The repayment of loans secured by commercial real estate is usually dependent on the successful resale of the real estate; therefore these loans are affected to a greater extent by the underlying condition of the real estate market and the economy.

The federal banking regulatory agencies released guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) in 2006. The Guidance defines commercial real estate loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (that is, loans for which 50% or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. This could include enhanced strategic planning, underwriting policies, risk management, internal controls, portfolio stress testing and risk exposure limits as well as appropriately designed compensation and incentive programs. Higher allowances for loan losses and capital levels may also be required. The Guidance is triggered when commercial real estate loan concentrations exceed either:

FLORIDA COMMUNITY BANKS, INC.
June 30, 2009

•	total reported loans for construction, land development, and other land of 100% or more of a bank's total capital; or

•	total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land of 300% or more of a bank's total capital.

Our ratios at June 30, 2009 were 653% and 921% respectively. These high percentages are due to the capital levels falling and not an increase in commercial real estate loans.

A significant portion of our loans are to customers who have been adversely affected by the down turn in the homebuilding industry.

Customers who are builders and developers face greater difficulty in selling their homes in markets where the decrease in housing and real estate values are more pronounced. Consequently, we have experienced a significant increase in delinquencies and nonperforming assets as these customers are forced to default on their loans. While we see some signs of improvement in the local housing market, we may still have additional downgrades, provisions for loan losses and charge-offs relating to this segment of our loan portfolio, which would negatively impact earnings.

An inadequate allowance for loan losses would reduce our earnings.

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and in the case of collateral dependent loans, the value and the marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and the loan portfolio quality. Based on such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimately is considered questionable. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb losses, or if the bank regulators require the Bank to increase the allowance as part of their examination process, the Bank’s earnings and capital could be significantly and adversely affected.

A lack of liquidity could affect our operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity and our ability to operate effectively. Our access to funding sources in amounts adequate to operate on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Brokered deposits were a reliable and stable source of funds for us, but due to regulatory pressures and the fact that our capital ratios have dropped below being “adequately capitalized” we are no longer permitted to access this source of funds. We have agreed to reduce the level of our brokered deposits to levels that are more consistent with our peer group and are replacing them with local certificate of deposits.

FLORIDA COMMUNITY BANKS, INC.
June 30, 2009

Also as a result of our current financial condition, the Bank is subject to the restrictions on the interest rates it may offer to its depositors. Under the applicable restrictions, the Bank cannot pay interest rates higher than 75 basis points above the local average rates for each deposit type. In light of the Bank’s historical practice of paying above average rates to attract deposits, the Bank’s liquidity may be negatively impacted, possibly materially, due to deposit run-off to the extent that it is unable to continue offering above average rates.

Our business is subject to the success of the local economies where we operate.

Our success depends upon the growth in population, income levels, deposits and the real estate market in each of our primary and secondary markets. Over the past two years, each of these four factors have decreased. If the communities in which we operate do not grow or if the prevailing economic conditions locally or nationally continue to remain challenged, our business may be adversely affected. Our specific market areas have recently experienced economic contraction, which has affected the ability of our customers to repay their loans and generally affected our financial condition and results of operation. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified markets and economies. We cannot give any assurances that we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

Changes in interest rates may negatively affect our earnings and the value of our assets.

Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and investment securities, and interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are sensitive to many factors that are beyond our control, including general economic conditions, competition and policies of various governmental and regulatory agencies and in particular the policies of the Board of Governors of the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest our Banks receive on loans and investment securities and the amount of interest they pay on deposits and borrowings, but such changes could also affect (i) the Bank’s ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, including the available for sale securities portfolio, and (iii) the average duration of our interest-earning assets. This also includes the risk that interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk), the risk that the individual interest rates or rates indices underlying various interest-earning assets and interest-bearing liabilities may not change in the same degree over a given time period (basis risk), and the risk of changing interest rate relationships across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk), including a prolonged flat or inverted yield curve environment. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse affect on our financial condition and results of operations.

FLORIDA COMMUNITY BANKS, INC.
June 30, 2009

Our cost of funds may increase as a result of general economic conditions, interest rates and competitive pressures. We have traditionally obtained funds through local deposits (non-interest checking, now and money market accounts) and have a base of lower cost transaction deposits; but we have also obtained funds from the brokered market, which are usually cheaper than the local certificate of deposit specials that we have to compete against. Generally, we believe local deposits are a less expensive and are a more stable source of funds, as other borrowings including brokered deposits are subject to regulatory limits and conditions. Our costs of funds and our profitability are likely to be adversely affected, if and to the extent we have to rely solely upon higher cost local certificate of deposits and borrowings from other institutional lenders to fund loan demand or liquidity needs.

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

FDIC insurance premiums have increased substantially in 2009 already and we may have to pay significantly higher FDIC premiums in the future. Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums. On May 22, 2009, the FDIC also implemented a five basis point special assessment of each insured depository institution's assets minus Tier I capital as of June 30, 2009, limited to 10 basis points times the institution's assessment base for the second quarter of 2009, to be collected on September 30, 2009. Additional special assessments may be imposed by the FDIC for future periods. We participate in the FDIC's Temporary Liquidity Guarantee Program, or TLG, for noninterest-bearing transaction deposit accounts. Banks that participate in the TLG's noninterest-bearing transaction account guarantee will pay the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance. To the extent that these TLG assessments are insufficient to cover any loss or expenses arising from the TLG program, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions. The FDIC has authority to impose charges for the TLG program upon depository institution holding companies, as well.

These changes may cause the premiums and TLG assessments charged by the FDIC to increase. These actions could significantly increase our noninterest expense in 2009 and for the foreseeable future.

FLORIDA COMMUNITY BANKS, INC.
June 30, 2009

Competition from financial institutions and other financial service providers may adversely affect our profitability.

The banking business is highly competitive and we experience competition in each of our markets from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere.  We compete with these institutions both in attracting deposits and assets under management, and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions. While we believe we can and do successfully compete with these other financial institutions in our primary markets, we may face a competitive disadvantage as a result of our smaller size, lack of geographic diversification and inability to spread our marketing costs across a broader market. Although we compete by concentrating our marketing efforts in our primary markets with local advertisements, personal contacts, and greater flexibility and responsiveness in working with local customers, we can give no assurance this strategy will always be successful.

We are subject to extensive regulation that could limit or restrict our activities.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various federal and state agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

We are dependent upon the services of our management team

Our future success and profitability is substantially dependent upon the management and banking abilities of our senior executives. We believe that our future results will also depend in part upon our attracting and retaining highly skilled and qualified management and sales and marketing personnel. Competition for such personnel is intense, and we cannot assure you that we will be successful in retaining such personnel. We also cannot guarantee that members of our executive management team will remain with us. Changes in key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition and results of operations.

FLORIDA COMMUNITY BANKS, INC.
June 30, 2009

Hurricanes or other adverse weather events would negatively affect our local economies or disrupt our operations, which would have an adverse effect on our business or results of operations.

Our market areas in Florida are susceptible to hurricanes and tropical storms and related flooding and wind damage. Such weather events can disrupt operations, result in damage to properties and negatively affect the local economies in the markets where they operate. We cannot predict whether or to what extent damage that may be caused by future hurricanes will affect our operations or the economies in our current or future market areas, but such weather events could result in a decline in loan originations, a decline in the value or destruction of properties securing our loans and an increase in delinquencies, foreclosures or loan losses. Our business or results of operations may be adversely affected by these and other negative effects of future hurricanes or tropical storms, including flooding and wind damage. Many of our customers have incurred significantly higher property and casualty insurance premiums on their properties located in our markets, which may adversely affect real estate sales and values in those markets.

Risks Related to Our Common Stock

Market conditions and other factors may affect the value of our common stock.

The trading price of the shares of our common stock will depend on many factors, which may change from time to time, including:

•	conditions in the regional and national credit, mortgage and housing markets, the markets for securities relating to mortgages or

•	housing and developments with respect to financial institutions generally;

•	market interest rates;

•	the market for similar securities;

•	government action or regulation;

•	general economic conditions or conditions in the financial markets;

•	changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity or real estate valuations or volatility;

•	our past and future dividend practice; and

•	our financial condition, performance, creditworthiness and prospects.

The trading volume in our common stock has been low and the sale of substantial amounts of our common stock in the public market could depress the price of our common stock.

Our common stock is thinly traded. The average daily trading volume of our shares on the Over the Counter Market during the first six months of 2009 was approximately 300 shares. Thinly traded stock can be more volatile than stock trading in an active public market. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.

FLORIDA COMMUNITY BANKS, INC.
June 30, 2009

We cannot predict the effect, if any, that future sales of our common stock in the market, or availability of shares of our common stock for sale in the market, will have on the market price of our common stock. We therefore can give no assurance sales of substantial amounts of our common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of our common stock to decline or impair our ability to raise capital through sales of our common stock.

Our ability to pay dividends is limited and we have stopped paying cash dividends.

Holders of our common stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. Furthermore, holders of our common stock are subject to the prior dividend rights of any holders of our preferred stock at any time outstanding or depositary shares representing such preferred stock then outstanding. The Company has no preferred stock outstanding at this time.
In our Agreement with the Federal Reserve Bank of Atlanta, we are prohibited in paying any dividends to our shareholders without first getting their approval. In December 2008, we suspended our interest payments on our Trust Preferred Securities with the understanding that we could not pay any cash dividends to anyone until the full amount of suspended interest was paid. The ability of our bank subsidiary to pay dividends to us has been restricted by the OFR to ensure that the bank’s capital is not depleted any further. Accordingly, the Company has not paid a cash dividend since the second quarter of 2007, and do not anticipate paying cash dividends for the foreseeable future.

Item 4 - Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (the “Annual Meeting”) of Florida Community Banks, Inc. was held on April 30, 2009, to consider the election of directors (Proposal I) and to allow adjournment of the Annual Meeting if a quorum was not present in person or by proxy (Proposal II), an issue made moot since a quorum was present.

At the Annual Meeting, 4,642,059 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

PROPOSAL I. Election of Directors:
	FOR	WITHHELD
Beauford E. Davidson	4,488,460	153,599
Charles Edwards	4,617,081	24,978
Patrick B. Langford	4,488,460	153,599
John R. Olliff	4,488,460	153,599
James O’Quinn	4,613,963	28,096
Stephen L. Price	4,581,965	60,094
Bernard T. Rasmussen	4,456,462	185,597
Daniel G. Rosbough	4,581,965	60,094

PROPOSAL II.  Adjournment if Necessary:
FOR	AGAINST	ABSTAIN
4,393,168	229,325	19,566

FLORIDA COMMUNITY BANKS, INC.
June 30, 2009

Item 5 - Other Information

The Company did not fail to file any Form 8-K to disclose any information required to be disclosed therein during the second quarter of 2009.

As disclosed as exhibit 10.10 to the Company’s Form 10-K/A filed with the SEC on April 15, 2009, the FCBI entered into a Written Agreement with the Federal Reserve Bank of Atlanta (together with the Board of Governors of the Federal Reserve System, the “FRB”) on February 13, 2009. Pursuant to this Agreement, the Company has agreed to: (i) not pay any dividends without the consent of the                      FRB; (ii) not accept any dividends or distributions from the Bank which would serve to reduce the                     Bank’s capital without the approval of the FRB; (iii) not make any payments on its subordinated                     debentures or trust preferred securities without the FRB’s consent; (iv) not incur or guarantee any debt                     without the FRB’s consent; (v) not purchase or redeem any Company stock; (vi) prepare and submit to                     the FRB a plan to provide sufficient capital to the Company and the Bank; (vii) ensure ongoing                     compliance by the Bank with FRB regulations related to transactions between the Bank and its                     affiliates; (viii) prepare and submit to the FRB procedures to ensure compliance with the FRB’s                     reporting requirements; (ix) obtain the FRB’s non-objection to the appointment of any new directors or                     senior executive officers; (x) limit indemnification and severance payments in accordance with                     applicable law; and (xi) submit monthly progress reports to the FRB.

As of this filing management believes that it is in compliance with all of the items in this Agreement

FLORIDA COMMUNITY BANKS, INC.
June 30, 2009

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

11	Statement re: computation of earnings per common share	36

14	Code of Ethics (included as Exhibit 99.1 to the Company's Form 8-K filed on March 3, 2003, and incorporated herein by reference.)

31.1	Chief Executive Officer - Certification of principal executive officer pursuant to the Exchange Act Rule 13(a)-14(a) or 15(d)-14(a).	37

31.2	Chief Financial Officer - Certification of principal financial officer pursuant to the Exchange Act Rule 13(a)-14(a) or 15(d)-14(a).	38

32.1	Chief Executive Officer - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	39

32.2	Chief Financial Officer - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	40

FLORIDA COMMUNITY BANKS, INC.
June 30, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDA COMMUNITY BANKS, INC.

By: /s/ Stephen L. Price	August 19, 2009
Stephen L. Price	Date
Principal Executive Officer President, Chief Executive Officer
And Chairman of the Board of Directors

By: /s/ Guy W. Harris	August 19, 2009
Guy W. Harris	Date
Principal Financial Officer Senior Vice president & Chief Financial Officer