Form 10-Q
period 2009-09-30
FLORIDA COMMUNITY BANKS INC
filed 2009-11-16
CIK 1170902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐	No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Nonaccelerated filer ☐ (Do not check if a smaller reporting company.)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b of the Exchange Act).

Yes ☐	No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par	Outstanding at November 16, 2009: 7,918,217

Form 10-Q
FLORIDA COMMUNITY BANKS, INC.
September 30, 2009

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

FLORIDA COMMUNITY BANKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
September 30, 2009 (Unaudited) and December 31, 2008

	September 30, 2009 (Unaudited)	December 31, 2008
Assets
Cash and due from banks	$4,980,398	$11,169,731
Interest-bearing demand deposits with banks	99,758,186	6,245,791
Federal funds sold	562,000	28,450,000
Cash and Cash Equivalents	105,300,584	45,865,522

Securities available-for-sale	116,675,034	—
Securities held-to-maturity, fair value of $203,310,589 in 2008	—	199,625,229
Other investments	5,263,858	7,987,869
Loans held-for-sale	—	156,231

Loans, net of unearned income	570,100,744	624,478,243
Allowance for loan losses	(36,616,052)	(36,389,744)
Net Loans	533,484,692	588,088,499

Premises and equipment, net	24,266,934	24,867,557
Accrued interest	2,641,847	3,511,261
Foreclosed real estate	85,384,334	52,005,241
Income taxes receivable	—	30,483,588
Other assets	4,108,754	2,479,225
Total Assets	$877,126,037	$955,070,222

Liabilities and Shareholders’ Equity

Liabilities

Deposits
Noninterest-bearing	$47,861,251	$60,474,172
Interest-bearing	747,096,320	784,954,433
Total Deposits	794,957,571	845,428,605

Accrued interest	6,921,119	4,853,139
Deferred compensation	132,145	166,491
FHLB advances	50,000,000	50,000,000
Subordinated debentures	30,929,000	30,929,000
Other liabilities	2,984,785	3,362,046
Total Liabilities	885,924,620	934,739,281

Shareholders’ Equity
Preferred stock - par value $0.01 per share, 5,000,000 shares authorized, none issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock - par value $0.01 per share, 25,000,000 shares authorized, 25,000,000 and 7,918,217 shares issued and outstanding at September 30, 2009 and December 31, 2008	79,182	79,182
Paid-in capital	18,570,303	18,529,677
(Accumulated deficit) retained earnings	(27,110,942)	2,076,265
Accumulated other comprehensive income (loss)	(337,126)	(354,183)
Total Shareholders’ Equity	(8,798,583)	20,330,941

Total Liabilities and Shareholders’ Equity	$877,126,037	$955,070,222

See notes to condensed consolidated financial statements

FLORIDA COMMUNITY BANKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Interest Income
Interest and fees on loans	$5,375,934	$9,755,353	$18,862,885	$32,991,324
Interest and dividends on taxable securities	1,116,643	2,452,334	5,183,503	5,630,456
Interest on tax-exempt securities	18,307	208,894	385,944	626,541
Interest on federal funds sold and other interest income	26,226	98,317	95,297	233,150
Total Interest Income	6,537,110	12,514,898	24,527,629	39,481,471

Interest Expense
Interest on deposits	6,593,583	7,313,039	21,051,765	21,188,483
Interest on borrowed funds	661,794	909,014	2,077,383	3,018,425
Total Interest Expense	7,255,377	8,222,053	23,129,148	24,206,908

Net Interest Income (Expense)	(718,267)	4,292,845	1,398,481	15,274,563

Provision for loan losses	10,950,000	29,290,400	14,330,000	39,802,400

Net Interest Income (Expense) after Provision for Loan Losses	(11,668,267)	(24,997,555)	(12,931,519)	(24,527,837)

Noninterest Income
Customer service fees	378,438	411,141	1,135,522	1,140,200
Secondary market loan fees	38,348	41,729	96,102	112,989
Gain on sale of other real estate	—	8,056	—	62,552
Gain on sale of investments	—	—	3,124,000	—
Other operating income	176,980	44,989	412,780	398,704
Total Noninterest Income	593,766	505,915	4,768,404	1,714,445

Noninterest Expenses
Salaries and employee benefits	2,392,700	2,739,474	7,481,609	8,253,267
Occupancy and equipment expense	941,805	954,949	2,749,801	2,774,742
Other operating expenses	5,287,477	2,810,388	12,232,663	6,629,892
Total Noninterest Expenses	8,621,982	6,504,811	22,464,073	17,657,901

(Loss) before income taxes	(19,696,483)	(30,996,451)	(30,627,188)	(40,471,293)
Income tax benefit	—	(12,023,003)	—	(15,820,234)

Net (Loss)	$(19,696,483)	$(18,973,448)	$(30,627,188)	$(24,651,059)

Basic earnings per common share	$(2.49)	$(2.40)	$(3.87)	$(3.11)
Diluted earnings per common share	(2.49)	(2.40)	(3.87)	(3.10)

Cash dividends declared per common share	0.00	0.00	0.00	0.00

Weighted average common shares outstanding - basic	7,918,217	7,918,217	7,918,217	7,918,119
Weighted average common shares outstanding - diluted	7,918,217	7,918,217	7,918,217	7,949,943

See notes to condensed consolidated financial statements

FLORIDA COMMUNITY BANKS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Nine Months Ended September 30, 2009
(Unaudited)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total

Balance at December 31, 2008	$—	$79,182	$18,529,677	$3,516,246	$(354,183)	$21,770,922

Net loss - nine months ended September 30, 2009	—	—	—	(30,627,188)	—	(30,627,188)

Unrealized losses on available-for-sale securities	—	—	—	—	17,057	17,057

Stock-based compensation expense	—	—	40,626	—	—	40,626

Balance at September 30, 2009	$—	$79,182	$18,570,303	$(27,110,942)	$(337,126)	$(8,798,583)

See notes to condensed consolidated financial statements

FLORIDA COMMUNITY BANKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Nine Months
	Ended September 30,
	2009	2008

Operating Activities
Net loss	$(30,627,188)	$(24,651,059)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Provision for loan losses	14,330,000	39,802,400
Compensation associated with the issuance of options, net of tax	40,626	14,181
Depreciation, amortization and accretion, net	894,108	789,174
Loss on disposal of premises and equipment	15,829	—
Gain on investments	(3,123,999)	—
(Gain) loss on sale of foreclosed real estate	165,298	(62,552)
Writedown on foreclosed real estate	(431,962)	463,969
Decrease in accrued interest receivable	869,414	209,555
Increase (decrease) in accrued interest payable	2,067,980	(282,448)
(Increase) decrease in accrued income taxes receivable	29,123,997	(12,301,362)
(Increase) decrease in deferred tax asset, net	1,359,590	(10,518,871)
Other, net	356,998	(3,293,614)
Net Cash Provided (Used) by Operating Activities	15,040,691	(9,830,627)

Investing Activities
Sale of investment securities	172,898,088	—
Purchase of investment securities	(117,148,022)	(85,718,391)
Proceeds from paydowns of investment securities	32,640,142	14,221,140
(Purchase) sale of other investment securities	(91,300)	(1,504,636)
Net decrease in loans to customers	1,412,895	35,228,276
Proceeds from the sale of premises and equipment	—	—
Purchase of premises and equipment	(202,419)	(5,314,849)
Proceeds from the sale of foreclosed real estate	5,356,022	3,332,011
Net Cash Provided (Used) by Investing Activities	94,865,406	(39,756,449)

Financing Activities
Net increase (decrease) in deposits	(50,471,035)	48,011,006
Increase in short-term borrowings	—	1,189,000
Net decrease in FHLB advances	—	(5,000,000)
Net Cash Provided (Used) by Financing Activities	(50,471,035)	44,200,006

Net Increase (Decrease) in Cash and Cash Equivalents	59,435,062	(5,387,070)

Cash and Cash Equivalents at Beginning of Period	45,865,522	14,729,315

Cash and Cash Equivalents at End of Period	$105,300,584	$9,342,245

See notes to condensed consolidated financial statements

FLORIDA COMMUNITY BANKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note A - Basis of Presentation

Florida Community Banks, Inc. ("FCBI" or the "Company") is a bank holding company, which owns all of the common stock of Florida Community Bank (“FCB” or "Bank") and special purpose business trusts organized to issue Trust Preferred Securities. The special purpose business trusts are not consolidated in the financial statements that are included elsewhere herein. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The consolidated statement of financial condition at December 31, 2008, has been derived from the audited financial statements at that date, but does not include all of the information and related disclosures required by accounting principles generally accepted in the United States for complete financial statements.

The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited financial statements and disclosures included in Florida Community Banks, Inc.'s Annual Report on Form 10-K/A No.2 for the year ended December 31, 2008.

Some items in the September 30, 2008, financial information have been reclassified to conform to the September 30, 2009, presentation.

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

Subsequent Events

Generally accepted accounting principles establish general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred between October 1, 2009 and
November 14, 2009, the date the financial statements were issued, and has identified an events that requires disclosure in the consolidated financial statements see note N.

FLORIDA COMMUNITY BANKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note A - Basis of Presentation – Continued

Going Concern Issues, Regulatory Oversight, Capital Adequacy, Liquidity and Management’s Plans

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. However, due to the Company’s 2008 financial results and the results of the first nine months of 2009, and the lack of a capital restoration plan approved by the regulators, it is uncertain what additional actions our regulators will undertake. We believe this uncertainty causes substantial doubt as to our ability to continue as a going concern. We have determined that significant additional sources of liquidity and capital will be required for us to continue operations through 2009 and beyond. We have engaged financial advisors to assist the company in its efforts to raise additional capital, sell assets and explore other strategic alternatives to address our current and expected liquidity and capital deficiencies. To date, those efforts have not yielded any definitive options.

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

The Bank:

•
Adherence to a Capital Plan to maintain the Tier 1 Leverage Ratio and the Total Risk Based Capital Ratio of at least 8% and 12%, respectively, which are above current levels and the levels necessary to be categorized as “well capitalized” as defined by Prompt Corrective Action regulations.

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

Capital Adequacy

As of September 30, 2009, the Bank’s and FCBI’s capital ratio’s were below the minimum ratios set in the OFR’s Order.  The Bank’s Tier 1 Leverage Capital Ratio was 2.32%, the Tier 1 Risk Based Capital Ratio was 3.27% and the Total Risk Based Capital Ratio was 4.58%.  FCBI’s Tier 1 Leverage Capital Ratio was -0.93%, the Tier 1 Risk Based Capital Ratio was -1.31% and the Total Risk Based Capital Ratio was -1.31%.

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

Liquidity

Both the Bank and FCBI actively manage liquidity. FCBI does not have any debt maturing during 2009 or 2010. FCBI suspended its dividend to shareholders and Trust Preferred Securities interest payments until such time as the Company returns to profitability. At September 30, 2009, FCBI had approximately $496,000 thousand in cash at the parent level to meet its future operating needs.

Cash and cash equivalents available at the Bank at September 30, 2009 were approximately $105 million. The Bank does not have any long-term debt maturing until March 2010. Liquidity at the Bank is dependent upon the deposit franchise which funds 90% of the Company’s assets.

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

The Bank is de-leveraging its balance sheet to improve its capital ratios and has been planning so that as assets are removed from the balance sheet, the highest cost funding declines in tandem particularly focusing on decreasing higher cost certificate of deposits. The Bank currently has enough collateral to secure its Fed Funds lines and to pledge for secured long-term debt borrowings. At September 30, 2009, the Bank had the capacity to borrow up to $20 million on a short-term basis which is subject to collateral pledging restrictions and availability. The FDIC’s temporary changes to increase the amount of deposit insurance to $250,000 per deposit relationship and to provide unlimited deposit insurance for certain transaction accounts have contributed to improving the Bank’s deposit base. All banks that have elected to participate in the deposit component of the Temporary Liquidation Guarantee Program (“TLGP”) have the same FDIC insurance coverage. At September 30, 2009, the Bank had approximately $37.4 million of uncollateralized, uninsured deposits. The Bank also does not have a loan portfolio that could rapidly draw additional funds causing an elevated need for additional liquidity at the Bank. At September 30, 2009, the Bank had unfunded loan commitments of approximately $29 million. If a liquidity issue presents itself, deposit promotions would be expected to yield significant in-flows of cash.

Based on current and expected liquidity needs and sources, management expects the Bank and FCBI to be able to meet obligations at least through September 30, 2010.

FLORIDA COMMUNITY BANKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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

Note C - Income Taxes

Effective January 1, 2007, the Company adopted a new accounting standard relating to "Accounting for Uncertainties in Income Taxes". This standard requires the Company to record a liability, referred to as an unrecognized tax benefit ("UTB"), for the entire benefit when it believes a position taken in a past or future tax return has a less than 50% chance of being accepted by the taxing or adjudicating authority.  If the Company determines the likelihood of a position being accepted is greater than 50%, but less than 100%, the Company should record a UTB for the amount that it believes will not be accepted by the taxing authority. This standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Management has determined that there are no significant uncertain tax positions requiring recognition in the financial statements at the adoption date of January 1, 2007, nor did any arise for the period ending September 30, 2009.

FLORIDA COMMUNITY BANKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note C - Income Taxes - Continued

The Company may from time to time be assessed interest or penalties by taxing authorities. Historically such assessments have been minimal and immaterial to the financial statements taken as a whole. It is the policy of the Company that these type of assessments be classified as income tax expense in the financial statements.

The effective tax rate was 0.0% and approximately 39.1% for the nine months ended September 30, 2009 and 2008, respectively.  For 2009, the Company has a valuation allowance for its deferred tax asset and has elected not to recognize any tax benefits until expected realization becomes probable (Note M).   The 2008 figure is more than the federal statutory tax rate for corporations; this is principally because of the effect of state income taxes, net of federal tax benefit.

Note D - Securities

Generally accepted accounting principles related to "Accounting for Certain Investments in Debt and Equity Securities" requires that all investments in debt securities be classified as either "held-to-maturity" securities, which are reported at amortized cost; “trading securities”, which are reported at fair value, with unrealized gains and losses included in earnings; or "available-for-sale" securities, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity (net of deferred tax effect).

In April 2009, a new accounting standard was released relating to the “Recognition and Presentation of Other-Than-Temporary Impairments”. This standard clarified the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, the accounting standards dictates the presentation and the amount of the other-than-temporary impairment that should be recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

This accounting standard was effective for the Company for reporting periods June 30, 2009 and after. The adoption of this standard did not have a material impact on Riverview’s consolidated financial statements.

The carrying amounts of securities as shown in the consolidated statements of financial condition and their approximate fair values at September 30, 2009 and December 31, 2008 were as follows:

	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

September 30, 2009: Securities available-for-sale
SBA securities	$12,472,628	$56,777	$65,044	$12,464,361
Municipal securities	1,823,064	23,184	—	1,846,248
Mortgage-backed securities	102,362,285	327,913	325,773	102,364,425

	$116,657,977	$407,874	$390,817	$116,675,034

December 31, 2008: Securities held-to-maturity
FHLB and FHLMC
agency notes	$19,486,401	$546,204	$—	$20,032,605
Municipal securities	20,797,848	10,965	725,515	20,083,298
Mortgage-backed securities	159,340,980	4,025,482	171,776	163,194,686

	$199,625,229	$4,582,651	$897,291	$203,310,589

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

SBA securities	$ 8,195,664	$ 65,044	$ —	$ —	$ 8,195,664	$ 65,044
Mortgage-backed securities	47,544,941	325,773	—	—	47,544,941	325,773

Total	$ 55,740,605	$ 390,817	$ —	$ —	$ 55,740,605	$ 390,817

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

FLORIDA COMMUNITY BANKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note D - Securities - Continued

The Company believes all individual securities at September 30, 2009 that were in an unrealized loss position or impaired for the timeframes indicated above are deemed not to be other-than-temporary impairments. Substantially all of these positions are backed by 1-4 family mortgages and the unrealized loss of these securities is based solely on interest rate changes and not due to credit ratings. All the securities have been classified as “available-for-sale” and management may from time to time sell securities to reposition the portfolio.

During the second and third quarter’s of 2009, management sold approximately $172.9 million in securities and realized a net gain of approximately $5.06 million. Approximately $117.1 million in securities were purchased to provide collateral for the Bank’s FHLB Advances, Public Deposits and Federal Funds Lines. The Bank incurred a $1.9 million loss on the writedown of its Silverton Bank stock, accounted for as Other Investments, which was put into receivership by the Office of the Comptroller of the Currency (‘OCC’) on May 1, 2009.

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

FLORIDA COMMUNITY BANKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note G - Stock-Based Compensation

On January 1st of 2006, the Company adopted an accounting standard related to "Share-Based Payment" which requires all stock-based payments to employees to be recognized in the income statement based on their fair values. The Company adopted this standard using the modified prospective transition method. The modified prospective transition method does not require the restatement of prior periods to reflect the fair value method of expensing stock-based compensation. The standard does require a cumulative effect adjustment of previously recognized compensation expense in order to estimate forfeitures for awards outstanding on the adoption date. The cumulative effect adjustment was immaterial.

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

The additional disclosure requirements of this standard have been omitted due to immateriality.

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

The following represents the Company's approximate total amounts of commitments to extend credit and standby letters of credit as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31,2008
Loan commitments	$27,591,000	$48,190,000
Standby letters of credit	1,326,000	1,471,000

	$28,917,000	$49,661,000

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

The Company invested in AMD-FCB, LLP (the "Partnership"), formed to build and lease an office building in which the Bank will lease space upon completion. In early 2007, the Partnership entered into a construction agreement with a third party bank. The Company and the other 50% partner have each guaranteed 50% of a construction loan currently totaling approximately $5,122,000. In addition, the Bank has entered into a 15 year lease agreement with the Partnership to lease 16,809 square feet of the building, approximately one-half. The annual lease payments are projected to be approximately $536,000, with annual increases based on the Consumer Price Index ("CPI").

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

Note I - Recent Accounting Pronouncements

NEW AND RECENT ACCOUNTING PRONOUNCEMENTS

On June 12, 2009, a new standard was released regarding “Accounting for Transfers of Financial Assets”, an amendment to the “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. This standard also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures. This standard will be effective as of the beginning of the Company’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of this standard shall be applied to transfers that occur on or after the effective date. The Company will adopt this standard on January 1, 2010, as required. Management has not determined the impact adoption may have on the Company’s consolidated financial statements.

On June 12, 2009, a new standard relating to “Consolidation of Variable Interest Entities”. This standard amends the previous standard and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This standard will be effective as of the Company’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will adopt this standard on January 1, 2010, as required. Management has not determined the impact adoption may have on the Company’s consolidated financial statements.

On June 29, 2009, a new accounting was released regarding “Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles” — a replacement of FASB Statement No. 162. This standard establishes the FASB Accounting Standards Codification TM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. This standard will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards will be superseded. The Company will adopt this standard for the quarterly period ended September 30, 2009, as required, and adoption is not expected to have a material impact on the Company’s consolidated financial statements.

FLORIDA COMMUNITY BANKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note I - Recent Accounting Pronouncements - Continued

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, a new standard relating to “Business Combination” was released.  The standard significantly changes the financial accounting and reporting of business combination transactions. The standard establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This standard is effective for acquisition dates in fiscal years beginning after December 15, 2008. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In March 2008, a new standard was issued related to “Disclosures About Derivative Instruments and Hedging Activities.” This standard amends a previous standard and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The standard is effective for fiscal years and interim periods beginning after November 15, 2008. The implementation of the standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, a new accounting standard was released regarding “Determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.” This standard provides additional guidance for estimating fair value in accordance with GAAP when the volume and level of activity for the asset or liability have decreased significantly. The standard also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of this standard are effective for the Company’s interim period ending June 30, 2009. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, new standards relating to “Recognition and presentation of other-than-temporary impairments” were issued.  These standards amend current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. These standards do not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of these standards are effective for the Company’s interim period ending on June 30, 2009. The implementation of these standards did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted the amended accounting standard relating to “Noncontrolling Interests in Consolidated Financial Statements.” This standard requires that a noncontrolling interest in a subsidiary be reported separately within equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in deconsolidation. The standard requires retrospective application for the presentation and disclosure requirements. The provisions of the standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, new accounting standards were released relating to “Interim disclosures about fair value of financial instruments.” These standards require disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of these standards are effective for the Company’s interim period ending on June 30, 2009. As these standard amend only the disclosure requirements about fair value of financial instruments in interim periods, their adoption did not affect the Company’s consolidated financial statements.

FLORIDA COMMUNITY BANKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note I - Recent Accounting Pronouncements - Continued

On May 28, 2009, a new standard was released regarding “Subsequent Events.” Under this standard, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. The standard requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. The standard also requires entities to disclose the date through which subsequent events have been evaluated. The standard was effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of this standard for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on the Company’s financial statements.

In April 2009, a new accounting standard was issued relating to “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This standard amends and clarifies the “Business Combination” standard to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This new standard is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (SAB 111).  SAB 111 amended and replaced SAB Topic 5.M. in the SAB Series entitled “Other Than Temporary Impairment of Certain  Investments in Debt and Equity Securities.” SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. The Company does not expect the implementation of SAB 111 to have a material impact on its consolidated financial statements.

In June 2009, a new standard relating to “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — replacement of FASB Statement No. 162” was issued. This standard establishes the FASB Accounting Standards Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. This standard is effective immediately. The adoption of this standard did not have an impact on the Company’s financial position or results of operations.

In June 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 112 (SAB 112). SAB 112 revises or rescinds portions of the interpretative guidance included in the codification of SABs in order to make the interpretive guidance consistent with current U.S. GAAP. The Company does not expect the adoption of SAB 112 to have a material impact on its (consolidated) financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (ASU 2009-05), “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value.” ASU 2009-05 amends Subtopic 820-10, “Fair Value Measurements and Disclosures — Overall,” and provides clarification for the fair value measurement of liabilities. ASU 2009-05 is effective for the first reporting period including interim period beginning after issuance. The Company does not expect the adoption of ASU 2009-05 to have a material impact on its (consolidated) financial statements.

FLORIDA COMMUNITY BANKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note J - Fair Value Measurements

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

FLORIDA COMMUNITY BANKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note J - Fair Value of Financial Instruments - Continued

The estimated fair values of the Company's financial instruments as of September 30, 2009 and December 31, 2008, are as follows:

	09/30/2009		12/31/2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)		(in thousands)
Financial Assets
Cash and short-term investments	$105,301	$105,301	$45,866	$45,866
Securities	116,675	116,675	199,625	203,311
Other investments	5,264	5,264	7,988	7,988
Loans held-for-sale	—	—	156	156
Loans	570,101	560,409	624,478	628,562
Accrued interest receivable	2,642	2,642	3,511	3,511

Financial Liabilities
Deposits	$794,958	$806,394	$845,429	$863,237
Accrued interest payable	6,921	6,921	4,853	4,853
Long-term debt	80,929	83,791	80,929	85,513

Financial Instruments
Commitments to extend credit	$27,591	$276	$48,190	$482
Standby letters of credit	1,326	13	1,471	15

The Company adopted a new standard entitled “Fair Value Measurements“ effective January 1, 2008 on a prospective basis.  The standard defines fair value for financial reporting purposes as the price that would be received to sell an asset or paid to transfer a liability in an orderly market transaction between market participants at the measurement date (reporting date).  Under the statement, fair value is based on an exit price in the principal market or most advantageous market in which the reporting entity could transact.

For each asset and liability required to be reported at fair value, management has identified the unit of account and valuation premise to be applied for purposes of measuring fair value.  The unit of account is the level at which an asset or liability is aggregated or disaggregated for purposes of applying generally accepted accounting principles.  The valuation premise is a concept that determines whether an asset is measured on a standalone basis or in combination with other assets.  For purposes of applying the provisions of the standard, the Company measures its assets and liabilities on a standalone basis then aggregates assets and liabilities with similar characteristics for disclosure purposes.

In April 2009, the FASB issued a new standard related to “Interim Disclosures about Fair Value of Financial Instruments.” This standard amends the “Disclosures about Fair Value of Financial Instruments” standard, to require disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This standard also amends the “Interim Financial Reporting” standards, to require those disclosures in summarized financial information at interim reporting periods.
Note J - Fair Value Measurements - Continued

This standard is effective for the Company for reporting periods June 30, 2009 and after. The adoption of this standard did not have a material impact on the consolidated financial statements.

Fair Value Hierarchy

Management employs market standard valuation techniques in determining the fair value of assets and liabilities.  Inputs used in valuation techniques are based on assumptions that market participants would use in pricing an asset or liability.  The standard prioritizes inputs used in valuation techniques as follows:

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

Valuation Techniques

The Company’s assets and liabilities recorded at fair value have been categorized in the following tables based upon a fair value hierarchy.

Items Measured at Fair Value on a Recurring Basis
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

		Fair Value Measurement at Report Date Using
	Fair Value	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Securities available-for-sale	$116,675,034	$—	$116,675,034	$—
Total Assets	$116,675,034	$—	$116,675,034	$—

FLORIDA COMMUNITY BANKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note J - Fair Value Measurements - Continued

The valuation techniques used to measure fair value for the items in the table above are as follows:

Securities available-for-sale - The fair value is based on quoted market prices in an active market for identical assets and liabilities as of the reporting date.

Items Measured at Fair Value on a Nonrecurring Basis
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2009:

		Fair Value Measurement at Report Date Using
	Fair Value	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Impaired loans	$196,095,599	$—	$—	$196,095,599
Foreclosed real estate	85,384,334	—	—	85,384,334

Total Assets	$281,479,933	$—	$—	$281,479,933

The valuation techniques used to measure fair value for the items in the table above are as follows:

Impaired Loans - Nonrecurring fair value adjustments to loans reflect full or partial writedowns that are based on the loan’s observable market price or current appraised value of the collateral in accordance with the accounting standard “Accounting by Creditors for Impairment of a Loan.”  Loans subjected to nonrecurring fair value adjustments based on the current appraised value of the collateral may be classified as Level 2 or Level 3 depending on the type of asset and the inputs to the valuation.  When appraisals are used to determine impairment, and these appraisals require significant adjustments to market-based valuation inputs or apply an income approach based on unobservable cash flows to measure fair value, the related loans subjected to nonrecurring fair value adjustments are typically classified as Level 3 due to the fact that Level 3 inputs are significant to the fair value measurement.

Foreclosed real estate - Nonrecurring fair value adjustments to foreclosed real estate reflect full or partial writedowns that are based on the real estate’s observable market price or current appraised value of the collateral in accordance with the accounting standard related to “Accounting by Creditors for Impairment of a Loan.”

A new accounting standard, “Effective Date of FASB Statement No. 157” issued on February 12, 2008, amends the accounting standard, “Fair Value Measurements”, to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

FLORIDA COMMUNITY BANKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note K – Other Comprehensive Income

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

	09/30/2009	12/31/2008

Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$2,786,874	$(354,183)
Reclassification adjustments	(3,124,000)	—

Net unrealized gains (losses)	(337,126)	(354,183)
Income tax related to items of other comprehensive income	—	—

Other comprehensive income (loss)	$(337,126)	$(354,183)

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

Subsequent events have been evaluated through November 13, 2009, which is the date the financial statements were issued.

FLORIDA COMMUNITY BANKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note M – Subsequent Events

Continuing Operations

The unforeseen continued severity and longevity of the turmoil in the economy, and more specifically, with respect to the Southwest Florida real estate market has caused increased scrutiny and potential intervention of our regulators. The apparent euphoria with the new administration, which caused the regional economic indicators to give a premature bump in the first quarter, gave way to the harsh reality that nothing was in place to stimulate the area’s small business and essential consumer confidence that initiates tourist demand for real estate. As the company determined in the first quarter that the deferred tax assets that were recorded for financial reporting purposes did not qualify for regulatory capital, the second quarter saw the local economy worsen to lows not seen since the Great Depression era.  The area in the Bank’s footprint registered second in the nation for real estate foreclosures at one in thirteen homes. This was evidenced as the Bank filed its third quarter call report. Despite vigilant analysis of the loan portfolio, and writing down or reserving for all foreseen problem loans, nonperforming loans increased to 35.19% of total loans. Additionally, nonperforming assets to total assets rose to 32.61%. These ratios are unsustainable and communications with our regulators have confirmed that the need for additional capital is absolutely critical. Our ability to accomplish capital restoration is significantly constricted by the current economic environment. As has been widely publicized, access to capital markets is extremely limited in the current economic environment, and we can give no assurances that we will be able to access any such capital or sell more assets. Due to the conditions and events discussed herein it is uncertain what additional actions our regulators will undertake. We believe this uncertainty causes substantial doubt as to our ability to continue as a going concern. With the foregoing, it would be impossible to realize any deferred tax assets; we therefore amended our 10-K and restated our financial statements as of December 31, 2008, to properly reflect the appropriate devaluation of those assets at December 31.  Since we have determined that significant additional sources of capital will be required for us to continue operations through 2009 and beyond, we have engaged financial advisors to assist the company in its efforts to raise additional capital, and explore other strategic alternatives to address our current capital deficiencies. To date, those efforts have not yielded any definitive options.

Income Taxes

On November 6, 2009, The Worker, Homeownership, and Business Assistance Act of 2009 (H.R. 3548) (the “Act”) was enacted effective for periods ending on or after the date of enactment.  The Act provides for the recovery of prior period federal income taxes paid resulting from the carryback of current year net operating losses for an extended five-year carryback period.  Prior law had allowed only a two-year carryback period.  The increased carryback period will allow the Company to realize tax recovery benefits from its current net operating loss through carryback to years previously unavailable for tax recovery.  The Company anticipates a tax net operating loss for the year ending December 31, 2009.  The anticipated net operating loss will be available to carryback to prior tax years 2004 and forward.  The tax net operating loss as of September 30, 2009, if sustained through year end would generate refunds from carryback of approximately $10.9 million.  The subsidiary bank allocation of this recovery would be approximately $10.5 million.  The following tables reflect current and pro forma amounts of net income and capital amounts and ratios as if giving effect to the Act as of September 30, 2009.

Pro Forma Net Income

	Consolidated	Bank Only

Net loss as reported for the nine months ended September 30, 2009	$30,627	$29,603

Pro forma recognized tax benefit	10,900	10,500

Pro forma net loss	$19,727	$19,103

Pro Forma Regulatory Capital

	Actual		Pro Forma
	Amount	Ratio	Amount	Ratio
Tier 1 Leverage
Consolidated	$(8,462)	-0.93%	$3,251	0.36%
Bank	21,107	2.32%	31,607	3.47%

Tier 1 Risk-Based Capital
Consolidated	(8,462)	-1.31%	3,251	0.50%
Bank	21,107	3.27%	31,607	4.90%

Total Risk-Based Capital
Consolidated	(8,462)	-1.31%	6,501	1.01%
Bank	21,107	4.58%	40,021	6.21%

FLORIDA COMMUNITY BANKS, INC.
September 30, 2009

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to assist an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the consolidated financial statements and related notes appearing in Item 1 of the September 30, 2009, Form 10-Q, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2008.

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

Going Concern Issues

Florida Community Bank is experiencing the effects of what many consider to be the worst economic downturn since the Great Depression. The effects of the current environment are being felt across many industries, with residential and commercial real estate being hit particularly hard in Southwest Florida. The Bank, with a portfolio of loans primarily secured by real estate, has seen a rapid and incredible decline in the value of the collateral securing our loan portfolio. Coupled with rising unemployment, Southwest Florida has seen the foreclosure rates skyrocket to one the highest levels in the country, and it continues to be a big problem for the Bank, as it tries to sell foreclosed properties at a price that it can afford to. The decline in real estate values in 2008 and through the first nine months of 2009 has contributed to the high level of charge-offs and the significant increase in the provision for credit losses, resulting in net losses of $76.2 million in 2008 and $30.6 million for the first nine months of 2009. These losses have severely depleted the Bank’s capital. We cannot predict when the real estate economy will turn and improve and we cannot assure you that we will be able to return to being profitable again in the near future, or even at all.
We know however that if the Bank’s financial condition continues to deteriorate we will become critically undercapitalized which will require significantly more capital to bring us back to the point where we can be profitable again. Raising capital in this economic climate is and will be extremely challenging and there is no assurance that the Company will succeed in this endeavor. If the Company can not raise sufficient capital to be able to comply with the Order, the regulators may take additional enforcement action against the Company and the Bank.

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

FINANCIAL CONDITION

September 30, 2009 compared to December 31, 2008

The Bank has continued to originate loans in Southwest Florida, albeit at a much slower pace than in prior years; affected by the worst real estate economy that this part of Florida has ever experienced. As discussed more fully below, loans decreased 8.71% during the first nine months of 2009, while equity capital declined by 140.41%. While management continues to be proactive in recognizing the losses in the bank’s loan portfolio and trying to reduce the high level of non-performing assets on the books, its top priority is trying to raise capital.

Loans

Loans comprised the largest single category of the Company's earning assets on September 30, 2009. Loans, net of unearned income, totaled 65.00% of total assets at September 30, 2009 compared to 65.39% of total assets at December 31, 2008. During the first nine months of 2009, the bank originated approximately $29 million in new loans compared to approximately $77 million during the same time period last year. Over the first nine months of 2009, loans decreased approximately $54.4 million, compared to the decrease of approximately $105.6 million during the same time period last year. Approximately $47 million of the decrease in 2009 was due to nonperforming loans that were either charged-off and or transferred to the other real estate owned category. Management expects that this trend will continue, that the loan portfolio will continue to decrease as loans are transferred over to the other real estate owned category. At some point however management expects that the financing of other real estate sales will slow or stop the decline in the portfolio.

FLORIDA COMMUNITY BANKS, INC.
September 30, 2009

As of September, 30, 2009, commercial real estate loans comprised approximately 74% of the loan portfolio, about the same as it was at the end of 2008.

As part of the Cease and Desist Order, the Bank was required to reduce its concentration in commercial real estate loans. The Bank has reduced the commercial real estate loans by approximately $70.7 million or 14.03% from December 31, 2008; the reduction was mostly through charge-offs.

Investment Securities and Other Earning Assets

The investment securities portfolio is used to provide a source of liquidity, to serve as collateral for borrowings and to secure certain government deposits. Federal funds sold and other interest-bearing deposits held for liquidity purposes increased by $65.6 million during the first nine months of 2009 and totaled approximately $100.3 million at September 30, 2009; they are the most liquid earning asset and is used to manage the daily cash position of the Company. Management increased the bank’s liquidity position by restructuring the securities portfolio, selling approximately $173 million and only purchasing $117 million to cover what was needed for collateral purposes. In the restructuring we sold our Fannie, Freddie and Municipal securities that had a 20% risk-weighting and purchased Ginnie Mae and SBA securities that are 100% guaranteed by the U.S. government and 0% risk-weighted. Additional liquidity came from income tax refunds totaling approximately $29 million. Investment securities and other investment securities totaled $121.9 million at September 30, 2009.

Asset Quality

From December 31, 2008 to September 30, 2009, the Bank's asset quality continued to deteriorate as measured by three key ratios. The ratio of loan loss allowance to total nonperforming assets (defined as non-accrual loans, loans past due 90 days or greater, restructured loans, non-accruing securities, and other real estate) deteriorated, decreasing from 17.11% to 12.80%.  The percentage of nonperforming assets to total assets went up, increasing from 22.26% to 32.61%, and the percentage of nonperforming loans to total loans increased from 25.72% to 35.19%. Construction, and land and development loans make up the majority of the Bank’s nonperforming assets. During the first nine months of 2009, nonperforming loans increased by $87.7 million; of that total, $33.2 million was transferred to other real estate owned property and $14.5 million was charged-off for a net increase of $40 million; nonperforming loans totaled $192.1 million at September 30, 2009. Other real estate owned property increased by $33.4 million (net of sales and writedowns) to approximately $85.4 million. Management attributes the increase in nonperforming loans to the depressed real estate economy; real estate prices continue to decline in certain areas and the local unemployment rate continues to rise, up 4% from a year ago to 12.7%, which is 1.8% higher than the state average and 2.9% higher than the national average. The high number of foreclosures in the area has continued to “back up” in the court system’s which has significantly slowed the foreclosure process down, increasing the number of nonperforming loans on the Bank’s books and increasing all the costs related to that process. A “special assets” management team was established to handle these loans. Each nonperforming loan is evaluated for impairment and written down to its net realizable value or a specific reserve is established in the allowance for loan losses if necessary. Management believes that all the known losses in these loans have been recognized, however due to the uncertain economy, future losses may still be likely.

During the first nine months of 2009, net charge-offs totaled $14.1 million.

FLORIDA COMMUNITY BANKS, INC.
September 30, 2009

The following table sets forth certain information with respect to the Bank's loans, net of unearned income, and the allowance for loan losses for the last four years ended December 31, 2008.

Summary of Loan Loss Experience

	September 30, 2009	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005
	(Dollars in thousands)

Allowance for loan losses at beginning of year	$36,390	$18,309	$13,590	$11,523	$9,791
Loans charged off:
Commercial, financial and agricultural	433	1,475	734	35	131
Real estate – mortgage	14,014	49,548	1,485	118	—
Consumer	80	193	122	111	50
Total loans charged off	14,527	51,216	2,341	264	181

Recoveries on loans previously charged off:
Commercial, financial and agricultural	205	123	9	6	24
Real estate – mortgage	206	28	139	—	2
Consumer	12	16	44	29	125
Total recoveries	423	167	192	35	151

Net loans charged off (recovered)	14,104	51,049	2,149	229	30

Provision for loan losses	14,330	69,130	6,868	2,296	1,762

Allowance for loan losses at end of period	$36,616	$36,390	$18,309	$13,590	$11,523

Loans, net of unearned income, at end of period	$570,101	$624,478	$761,431	$869,608	$791,609

Average loans, net of unearned income, outstanding for the period	588,613	701,334	812,603	876,604	670,885

Ratio of net charge-offs to net average loans	2.40%	7.28%	0.26%	0.03%	0.00%

In evaluating the allowance, management also considers the historical loan loss experience of the Bank, the amount of past due and nonperforming loans, current and anticipated economic conditions, lender requirements and other appropriate information.

As part of the October 2008 Order, the Bank had to report the balance of assets that were classified as “substandard”, “doubtful” and “loss” as a percentage of total Tier 1 capital plus allowance for loan losses. The following table reflects the assets that were classified (1) by the Bank at September 30, 2009 and December 31, 2008.
		Percentage of Tier 1		Percentage of Tier 1
Loan Analysis	9/30/2009	Capital Plus ALLL	12/31/2008	Capital Plus ALLL
Substandard	$138,457	239.72%	$199,330	233.91%
Doubtful	2,696	4.67%	6,577	7.72%
Loss	-	0.00%	-	0.00%
Total	$141,153	244.39%	$205,907	241.62%

Tier 1 Capital	$21,142		$48,828
Allowance for loan losses (ALLL)	36,616		36,390
Total	$57,758		$85,218
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

(1)
The total amount of classified assets is higher, but under the Order we are only required to measure the assets that were actually classified at the time of the OFR report. Total classified assets at September 30, 2009, was $354 million or 613% of Tier 1 capital and the allowance for loan losses, compared to $288.7 million or 333.14% at December 31, 2008.

Deposits

Total deposits of $794.9 million at September 30, 2009, represented a decrease of $50.5 million (5.97%) from total deposits of $845.4 million at year-end 2008.  The decrease in deposits is as a result of management shrinking the Bank. Brokered deposits were reduced by $100.7 million, while core certificate of deposits increased by $61.4 million, money market, savings and now accounts increased by $1.4 million; noninterest checking decreased $12.6 million.  At September 30, 2009, brokered certificates of deposit totaled approximately $252.3 million; management will continue to let the brokered deposits runoff as they shrink deposits and the size of the Bank.

As part of the Cease and Desist Order, the Bank has reduced brokered deposits from approximately $353 million and 42% of total deposits at December 31, 2008, down to approximately $252 million and 32% of total deposits. It was able to do this from two sources, $29 million in income tax refunds and from the excess funds generated from the sale of securities. Further reductions are projected to come from the sale of nonperforming assets.

Shareholders' Equity

Shareholders' equity decreased $29.1 million from December 31, 2008 to September 30, 2009, due to a net loss of approximately $30.6 million in earnings. The Company’s capital position at September 30, 2009 was negative $8.8 million. Unrealized losses on investments totaled $337 thousand at September 30, 2009. The Company is critically undercapitalized at this point in time.

FLORIDA COMMUNITY BANKS, INC.
September 30, 2009

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

The asset portion of the balance sheet provides liquidity primarily through maturities and the repayment of loan and investment principal. Loans that mature in one year or less equaled approximately $167 million at September 30, 2009, and there are approximately $10 million of investment security payments expected within one year. At September 30, 2009, the Bank had excess cash of approximately $99.4 million in interest bearing accounts at the Federal Reserve Bank of Atlanta and the Federal Home Loan Bank of Atlanta and $562 thousand in Federal Funds Sold through a correspondent bank.

The liability portion of the balance sheet provides liquidity through deposits to various customers' interest-bearing and non-interest-bearing deposit accounts, and through the capacity to borrow short-term overnight funds from our correspondent banks. The Bank’s main correspondent credit line was with Silverton Bank which was cancelled after the bank was put into receivership by the OCC on May 1, 2009; the Bank’s has a $15 million line with another other correspondent bank. The Bank also had the capacity to borrow on an overnight basis up to $5 million from the Federal Reserve Bank of Atlanta. During the second quarter, the Bank’s credit line with the Federal Home Loan Bank of Atlanta (‘FHLB’) was cancelled due to the Bank’s deteriorating financial condition; the Bank has $50 million in advances from the FHLB and can continue to borrow up to that amount. All the Bank’s credit lines are secured by either securities or loans.

The Bank has so far not had a problem raising deposits, however its ability to continue to attract deposits may be restricted by the interest rates restrictions placed on the Bank by the FDIC. The maximum rate that the Bank is currently permitted to offer is 75 basis points over the average local rate, as calculated by RateWatch. This does not mean that the Bank’s rates will not be competitive, but the Bank can no longer go out and pay the highest rate in area to attract deposits.

Capital Resources

A strong capital position is vital to the continued profitability of the Company and the Bank because it promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. In the past, the Company provided a significant portion of its capital requirements through the retention of earnings, but with significant losses in 2008 and the continued losses in 2009, the Company’s capital strength has been weakened to the point where there is no more capital.

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

Regulatory authorities are placing increased emphasis on the maintenance of adequate capital.  In 1990, new risk-based capital requirements became effective. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet.  Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios.  The Company’s Tier I capital was ($8.5) million, which consisted of just common equity. With negative common equity, the Trust Preferred securities and the allowance for loan losses do not qualify as capital components therefore the Company’s Total Risk-Based capital was the same as the Tier 1, ($8.5) million.

FLORIDA COMMUNITY BANKS, INC.
September 30, 2009

RESULTS OF OPERATIONS

Three months ended September 30, 2009 and 2008

Summary

The Company had a net loss for the three months ended September 30, 2009, totaling $19,696,483 compared to a net loss of $18,973,448 for the same period in 2008, representing a 3.81% decrease. The difference was due to several factors: $5 million decrease in net interest income; $2.1 million increase in non-interest expenses; no income tax benefit (of $12 million); which was all offset by a lower loan loss provision ($18.3 million).

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Net interest income during the three months ended September 30, 2009, decreased $5.01 million (116.7%) from the same period in 2008. This decrease was due primarily to lower loan balances and the reversal of interest on non-performing loans, resulting in a $4.4 million reduction (44.9%) in loan income. Interest expense on deposits decreased $719 thousand or 9.8%, due primarily to the decrease in (brokered) certificate of deposits and lower rates.

Earning assets averaged $804.5 million during the third quarter of 2009 compared to $906 million in 2008, with the decrease due primarily to loans, which were down $96 million or approximately 14%; securities which were down $98.6 million, but this decrease was basically offset by an increase in excess cash of $95 million. Average interest-bearing liabilities increased from $843 million during the third quarter of 2008 to $864.3 million during the same period in 2009.  Average interest bearing accounts (money market, savings and NOW accounts) were $37 million lower in 2009 compared to the third quarter of 2008 reflecting a decrease of 20.1%; average certificates of deposit increased $62.4 million, reflecting an increase of 10.9%; average short-term borrowing (fed funds purchased) was $4.1 million lower in 2009 compared to the same period in 2008.

The Bank, usually in an asset sensitive position with a larger dollar amount of interest-earning assets subject to re-pricing than interest-bearing liabilities, is currently in a liability sensitive position. The increase in nonaccrual loans has significantly reduced the amount of interest earning assets subject to changes in interest rates. In this current rate environment, the Bank is in a favorable position for re-pricing its liabilities lower. During periods when interest rates are increasing the Bank strives to increase its asset sensitivity to take advantage of the rising rates to increase its net interest margin; when rates have stabilized, the Bank will decrease its asset sensitivity so that if rates decline the Bank’s net interest margin will not decline as much. The Bank achieves this strategy by making floating rate loans that have a floor rate; keeping investment maturities short when rates are low and extending their durations when rates are higher; extending liability maturities when rates are low and shortening the maturities when rates have stabilized or are declining. This strategy helped to stabilize and improve the net interest margin between 2001 and 2003, when rates were declining and also when rates started to increase in 2004 thru 2006. Since July 2007, the Federal Reserve has cut its key interest rate by 500 basis points, driving the prime rate down from 8.25% to 3.25% at the end of 2008; the prime rate has not changed nor is it expected to change in 2009.

The Company’s net interest margin for the three months ended September 30, 2009 was (0.34)%, dropping 222 basis points from the third quarter last year, 1.88%. The decrease in yield is primarily due to the significant increase in nonperforming loans.

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

The provision for loan losses was $10.9 million and $29.3 million for the three months ended September 30, 2009 and 2008, respectively. The decrease in provision was not only the result of charging-off $3.9 million less in loans compared to the same period last year, but also due the general consensus of management that real estate values will not deteriorate going forward as much as they did in 2008; there have been several positive trends in the recent months pointing to a possible “bottoming out” in the real estate market, which could lead to an increase in real estate activity, which would benefit the whole area. The components of the allowance for loan losses represents estimates based upon accounting standards “Accounting for Contingencies” and “Accounting for Impairment of a Loan.” “Accounting for Contingencies” applies to homogeneous loan pools such as consumer, residential and certain commercial loans. The provisions of “Accounting for Impairment of a Loan” are applied to loans that are considered impaired.  A loan is impaired when, based on current information, it is probable that the loan will not be repaid according to its contractual terms, including both principal and interest.  Management performs individual assessments of impaired loans to determine the existence and the extent of any loss exposure based upon the present value of expected future cash flows or based upon the estimated realizable collateral value where the loan is collateral dependent.

Charge-offs exceeded recoveries by approximately $2.9 million for the three months ended September 30, 2009, compared to $6.7 million for the three months ended September 30, 2008. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was 6.42% at September 30, 2009, compared to 5.83% at year-end 2008.

Noninterest Income

Noninterest income for the three months ended September 30, 2009, was $593,766 compared to $505,915 for the same period of 2008, an increase of $87,851 or 17.36%. The increase was primarily due to a $56,000 life insurance benefit payment (on a retired director) and a $38,000 increase in rents received on other real estate owned property. Service charges on deposits were $33,000 lower than they were last year, due to a decrease in deposit volume.

Noninterest Expenses

Noninterest expenses for the three months ended September 30, 2009, totaled $8.6 million reflecting a 32.8% increase from the same period of 2008. The primary components of non-interest expenses are salaries and employee benefits, which decreased by $347 thousand or 12.7%; occupancy and equipment expenses, which decreased $13 thousand or 1.4%, and other expenses which increased $2.5 million or 88.6%. The biggest increase in other operating expenses was expenses related to the Bank’s other real estate owned properties, which totaled approximately $3 million for the quarter and was $1.7 million higher than last year. Another big increase in other operating expenses was the FDIC assessment, which was $1.1 million higher than last year. The increase in the assessment was due an increase in the Bank’s risk rating, caused by the deterioration in the Bank’s financial condition; the Bank is currently at the highest risk rating.

FLORIDA COMMUNITY BANKS, INC.
September 30, 2009

Income Taxes

The provision for income taxes was $0 for the three months ended September 30, 2009, compared to an income tax benefit of $12.0 million for the same period in 2008. The zero effective tax rate for the current period is due to the Company capping its deferred tax asset amount at its December 31, 2008 level. The effective tax rate for the prior period is less than the statutory federal rate principally because of state income taxes, net of the federal tax benefit.

Nine Months Ended September 30, 2009 and 2008

Summary

The Company had a net loss of $30,627,188 for the nine months ended September 30, 2009, compared to net loss of $24,651,059 for the same period in 2008, representing a 24.2% increase. The increase was due to several factors: $13.9 million decrease in net interest income; $4.8 million increase in non-interest expenses; no income tax benefit of $15.8 million; which was offset by a lower loan loss provision ($25.5 million) and net security gains of $3.1 million.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company’s net income.  Net interest income during the nine months ended September 30, 2009, decreased $13.9 million or 90.8% from the same period in 2008. Interest income on loans was down $14.1 million from a year ago due to lower loan balances, lower rates and an increase in non-performing loans; investment income was down $688 thousand, due to lower balances and rates. Interest expense on deposits decreased $137 thousand despite a $74.9 million increase in average interest-bearing deposits; interest expense on borrowed funds decreased $941 thousand due to lower average balances and rates. Earning assets averaged $826.8 million during the first nine months of 2009 compared to $900.9 million in 2008, a decrease of $74.1 million; average loans decreased $130.1 million (primarily thru charge-offs and those balances moved to other real estate owned); average investments decreased $8.7 million; and average federal funds sold and excess funds in other interest bearing accounts increased $64.8 million. Average interest-bearing liabilities increased from $792.4 million during the third quarter of 2008 to $859.3 million during the same period in 2009.  Money market accounts averaged $59.4 million lower in 2009 compared to 2008, reflecting a decrease of 37.6% (a good portion of the decrease were accounts related to loans and business accounts that have been impacted by the economy); now accounts averaged $288 thousand or 1.20% higher and savings accounts averaged $2.6 million or 12.3% lower; average certificates of deposit increased $136.6 million or 27.3% (increase in retail CDs to replace brokered CDs); average borrowing (FHLB and overnight) decreased $7.9 million or 8.9%.

As of September 30, 2009, the Company was in a liability sensitive position, with approximately $247 million more in interest-bearing liabilities subject to re-pricing than interest-bearing assets over a 12 month period. In the current low rate environment this is a beneficial position to be in as it is allowing the Company to re-price its liability side at a faster rate than the asset side. While management took steps to lessen the negative impact to earnings that would result when rates fell, which they did, the high level of nonperforming loans has had a significant impact on the net interest margin. At September 30, 2009, the net interest margin was 0.34% compared to 2.26% last September.  To protect the net interest margin in declining rate environment, management has floor rates on most of the variable rate loans, which in “normal” times would keep the margin from dropping too low or too fast, which it has. However, since almost all the variable rate loans are currently at their floor rate, when rates do move up these loans will not adjust until rates move up at least 200 basis points, or on till the prime rate hits 5.25% (currently its at 3.25%). This lag effect will negatively impact the net interest margin since the cost of funds will immediately start to increase while the loan side will not. To offset the lag effect management has in the past relied on the new loan volume to make up the difference; however, management is not sure that when the economy recovers this time that the loan volume will be there.

Provision for Loan Losses

The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers adequate. This level is determined based upon the Bank’s historical charge-offs, management’s assessment of current economic conditions, the composition of the loan portfolio and the levels of non-accruing and past-due loans. The provision for loan losses was $14,330,000 for the nine months ended September 30, 2009 and $39,802,400 for the comparable period in 2008.  This decrease is due primarily to the decrease in the total loan portfolio and management’s assessment that real estate values will not deteriorate at as much as they did in 2008; there is the general perception that real estate values have “bottomed out” in certain areas of Southwest Florida and we may start to see an early recovery; all-be-it a very soft one. Charge-offs exceeded recoveries by approximately $14.1 million during the first nine months of 2009 compared to $18.5 million during the same time period in 2008. Despite the significant increase in the level of non-performing loans from $106.7 million to $192.1 million during the period from September 30, 2008 to September 30, 2009, the level of impairments have not increased at the same pace, possibly signifying that real estate values maybe stabilizing. However, further deterioration is possible and more charge-offs may still be incurred.

Noninterest Income

Noninterest income for the nine months ended September 30, 2009, was $4.8 million compared to $1.7 million for the same period of 2008, an increase of $3.1 million or 183.8%. The increase was primarily due to net security gains of $3.1 million, resulting from restructuring the securities portfolio. Service charges on deposits and other fees were generally down a little compared to last year

FLORIDA COMMUNITY BANKS, INC.
September 30, 2009

Noninterest Expenses

Noninterest expenses for the nine months ended September 30, 2009, totaled $22.4 million reflecting a 27.2% increase from the same period of 2008. The primary components of non-interest expenses are salaries and employee benefits, which decreased by approximately $772 thousand or 9.4%; occupancy and equipments expenses, which increased $25 thousand or 0.90%; and other expenses which increased $5.6 million or 84.8%. The biggest increase in other operating expenses was the FDIC assessment, which was $3.7 million higher than a year ago. The increase in the assessment was due an increase in the Bank’s risk rating, caused by the deterioration in the Bank’s financial condition; the Bank is currently at the highest risk rating. Expenses related to nonperforming assets were $2.1 million higher than last year.

Income Taxes

The provision for income taxes was $0 for the nine months ended September 30, 2009, compared to an income tax benefit of $15.8 million for the same period in 2008. The zero effective tax rate for the current period is due to the Company capping its deferred tax asset at its December 31, 2008 level. The effective tax rate for the prior period is less than the statutory federal rate principally because of state income taxes, net of the federal tax benefit.

Other Accounting Issues

Note I to the Financial Statements outlines the recently issued accounting pronouncements. The discussion is incorporated by reference herein.

Subsequent events have been evaluated through November 16, 2009, which is the date the financial statements were issued.

FLORIDA COMMUNITY BANKS, INC.
September 30, 2009

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

As of September 30, 2009, the Company's simulation analysis indicated that the Company is at greatest risk in a sudden decreasing interest rate environment (a 300 plus basis point decrease). This analysis assumes that rates will change suddenly on a specific date. However, with the Federal Funds rate currently at 0.25%, there is not much room to drop rates much lower. The Company believes that the Federal Reserve will hold rates at the current low level until they feel the economy is improving or until they see inflation becoming a significant factor. In any event, management expects its net interest margin to improve over the next twelve months if the cost of funds continues to be priced down and especially if nonperforming assets are returned to performing again.

The table following depicts the results of the simulation assuming one and two percent decrease and increase in market interest rates.

	Estimated Fair Value of Financial Instruments
	Down 1 Percent	Up 1 Percent	Down 2 Percent	Up 2 Percent
	Dollars in Thousands
Interest-earning Assets
Federal funds sold and cash equivalents	$105,301	$105,301	$105,301	$105,301
Securities	128,853	113,841	137,440	107,416
Loans	558,823	561,458	557,887	561,830
Total Interest-earning Assets	792,977	780,600	800,628	774,547

Interest-bearing Liabilities
Deposits - Savings and demand	127,577	123,167	129,687	121,159
Deposits - Time	632,542	622,805	633,685	618,236
Other borrowings	85,784	82,233	87,786	81,472
Total Interest-bearing Liabilities	845,903	828,205	851,158	820,867

Net Difference in Fair Value	$(52,926)	$(47,605)	$(50,530)	$(46,320)

Change in Net Interest Income	$883	$(806)	$944	$(1,010)

FLORIDA COMMUNITY BANKS, INC.
September 30, 2009

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

Management believes that it is addressing, or has addressed, most of the substantive items in, and is compliant with most of the Cease and Desist Order Agreement however, as of this filing the Bank was not in compliance with all of the items.  The Bank has recruited three new directors, but only two to date have been approved by the OFR; approval of the other one is still pending. The Bank’s capital ratios are below the minimums required by the Order; as of September 30, 2009 the Tier 1 Leverage Capital Ratio was 2.32%, the Tier 1 Risk Based Capital ratio was 3.27% and the Total Risk Based Capital Ratio was 4.58%. Management is reviewing and weighing all of its options for increasing capital and is actively trying to reduce the size of the Bank by selling nonperforming assets, which will improve the capital ratios.

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

Other than completing its capital plan which it hopes to have by the end of October 2009, management believes that it is complying with the terms of the Agreement with the FRB.

FLORIDA COMMUNITY BANKS, INC.
September 30, 2009

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

Our loan portfolio is concentrated in loans secured by real estate. As a result, the significant downturn in the real estate market in Southwest Florida has had a substantial negative effect on our business and contributed to the levels of delinquent and nonperforming assets, charge-offs and credit reserves. We reported a net loss of $30.6 million for the nine months ended September 30, 2009, compared to a net loss of $24.7 million for the nine months ended September 30, 2008 and a net loss of $76.2 million for the year ended December 31, 2008, compared to net income of $10.9 million for the year ended December 31, 2007. If these events continue or worsen, it will have a material adverse effect on our business, financial condition and results of operation and also may impact our ability to continue as a going concern.

Our decision to defer interest on our Trust Preferred Securities will likely restrict our access to the debt capital markets until such time we are current on our interest payments, which will further limit our sources of liquidity.

In December 2008, the FRB requested that we defer further interest payments on each of our junior subordinated debt securities relating to the Trust Preferred Securities. As a result, it is likely that we will not be able to raise money through the offering of debt securities until we become current on those obligations. This may also adversely affect our ability to obtain debt financing on commercially reasonable terms, or even at all. As a result, we will likely have greater difficulty in obtaining financing and, thus will have fewer sources to enhance our capital and liquidity position.

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
September 30, 2009

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

For the past two years, there has been a dramatic decrease in housing and real estate values in Southwest Florida, coupled with a significant increase in the rate of unemployment. These trends have contributed to an increase in the Banks' nonperforming loans and reduced asset quality. As of September 30, 2009, the Bank’s nonperforming loans were approximately $201 million, or 35.19% of the loan portfolio. Nonperforming assets were approximately $286 million as of this same date, or 32.61% of total assets. If market conditions continue to deteriorate, this may lead to additional valuation adjustments on the Bank’s loan portfolio and other real estate owned, resulting in additional loan losses and reduced earnings.

FLORIDA COMMUNITY BANKS, INC.
September 30, 2009

Company Factors

The Company is required to maintain elevated capital ratios for the foreseeable future, but that additional capital may not be available when it is needed.

Under the cease and desist order issued by the OFR the Bank is required to maintain a Tier 1 leverage ratio of not less than 8% and a total risk-based capital ratio of not less than 12% for as long as the agreement is in effect. As of September 30, 2009, the Bank’s Tier 1 leverage ratio was 2.32% and its total risk-based capital ratio was 4.58%. In order for the Bank to achieve the capital ratios required by the OFR, we (the holding company) will have to raise additional capital. Our ability to raise capital depends to a great extent on the conditions in the capital markets which are outside of our control. Reducing the size of the bank through the sale of nonperforming assets at a price we can afford is another way to improve our capital ratios, but the sale of nonperforming assets depends to a great extent on the economy and the real estate market which again is outside of our control. Failure by the Company to raise additional or sufficient capital could result in further enforcement actions by the banking regulators, which could include appointment of a receiver or conservator of the Bank’s assets. Additional equity (stock) offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both.

The Loan Portfolio includes commercial real estate loans that have higher risks.

The Bank’s commercial real estate loans at September 30, 2009, totaled approximately $433 million or 76% of total loans. These loans generally involve a greater degree of financial and credit risk and are usually larger than the other type of loans. Any significant failure to pay on time by the Bank’s customers would hurt our earnings. The increased financial and credit risk associated with these types of loans include the concentration of principal in a limited area (Southwest Florida) and the size of the loan balances and the credit relationships tend to be bigger and more complex making evaluating and monitoring these loans more difficult. The repayment of loans secured by commercial real estate is usually dependent on the successful resale of the real estate; therefore these loans are affected to a greater extent by the underlying condition of the real estate market and the economy.

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

Our ratios at September 30, 2009 were 1,283% and 2,051% respectively. These high percentages are due to the capital levels falling and not an increase in commercial real estate loans.

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
September 30, 2009

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
September 30, 2009

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

Our common stock is thinly traded. The average daily trading volume of our shares on the Over the Counter Market during the first nine months of 2009 was approximately 250 shares. Thinly traded stock can be more volatile than stock trading in an active public market. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.

FLORIDA COMMUNITY BANKS, INC.
September 30, 2009

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

As of this filing management believes that it is in compliance with most of the items in this Agreement

FLORIDA COMMUNITY BANKS, INC.
September 30, 2009

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

11	Statement re: computation of earnings per common share	54

14	Code of Ethics (included as Exhibit 99.1 to the Company's Form 8-K filed on March 3, 2003, and incorporated herein by reference.)

31.1	Chief Executive Officer - Certification of principal executive officer pursuant to the Exchange Act Rule 13(a)-14(a) or 15(d)-14(a).	55

31.2	Chief Financial Officer - Certification of principal financial officer pursuant to the Exchange Act Rule 13(a)-14(a) or 15(d)-14(a).	56

32.1	Chief Executive Officer - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	57

32.2	Chief Financial Officer - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	58

FLORIDA COMMUNITY BANKS, INC.
September 30, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                 FLORIDA COMMUNITY BANKS, INC.

By: /s/ Stephen L. Price	November 16, 2009
Stephen L. Price	Date
Principal Executive Officer President, Chief Executive Officer
And Chairman of the Board of Directors

By: /s/ Guy W. Harris	November 16, 2009
Guy W. Harris	Date
Principal Financial Officer Senior Vice president & Chief Financial Officer